Form 10-Q
period 1996-06-30
VENTANA MEDICAL SYSTEMS INC
filed 1996-10-16
CIK 893160

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From               to

Commission file number 333-04461

                          VENTANA MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     94-2976937
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)
3865 NORTH BUSINESS CENTER DRIVE
TUCSON, ARIZONA                                                        85705
(Address of principal executive offices)                             (Zip Code)
                                 (520) 887-2155
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes    No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value --- 10,701,428 shares as of July 26, 1996

                          VENTANA MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q

Part I.      Financial Information:

        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets
                 June 30, 1996 and December 31, 1995

                 Consolidated Statements of Income
                 Three months ended June 30, 1995 and 1996
                 Six months ended June 30, 1995 and 1996

                 Consolidated Statement of Cash Flows
                 Six months ended June 30, 1995 and 1996

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.     Other Information:

        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION


                          VENTANA MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                              Pro Forma
                                                                            December 31,      June 30,         June 30,
                                                                               1995            1996             1996
                                                                            ------------    -----------      -----------
                                                                              (Note)        (Unaudited)      (Unaudited)
                                                                                                               (Note 4)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                $  1,103        $  3,197         $ 18,007
    Accounts receivable                                                         1,925           3,347            3,347
    Inventories (Note 2 )                                                       1,767           2,787            2,787
    Other                                                                          24             939              939
                                                                             --------        --------         --------
Total current assets                                                            4,819          10,270           25,080
Property and equipment, net                                                     2,258           3,009            3,009
Intangibles, net                                                                  301          10,416           10,416
                                                                             --------        --------         --------
Total assets                                                                 $  7,378        $ 23,696         $ 38,506
                                                                             ========        ========         ========

                  LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
                   STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                          $  1,061        $  1,884         $  1,884
    Other current liabilities                                                      993           6,785            6,785
                                                                              --------        --------         --------
Total current liabilities                                                        2,054           8,669            8,669
Long-term debt                                                                      --          16,064           14,064
Convertible redeemable preferred stock at aggregate mandatory
  redemption value (Note 4)                                                     35,180          36,941               --
Stockholders' equity (deficit)
    Preferred stock --- $.001 par value; 5,000,000 shares authorized;
    no shares issued or outstanding                                                 --              --               --
    Common stock  --- $.001 par value; 50,000,000 shares
    authorized, 1,020,164;  2,093,524 and 10,701,428 shares issued and outstanding at December 31, 1995, June 30, 1996 and pro
    forma June 30, 1996 --- amount paid in (Note 4)                                244           4,395           49,071
    Accumulated deficit                                                        (29,980)        (42,241)         (33,167)
    Cumulative foreign currency translation adjustment                            (120)           (131)            (131)
                                                                              --------        --------         --------
Total stockholders' equity (deficit)                                           (29,856)        (37,978)          15,773
                                                                              --------        --------         --------
Total liabilities, convertible redeemable preferred stock, and
  stockholders' equity (deficit)                                              $  7,378        $ 23,696         $ 38,506
                                                                              ========        ========         ========




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)




                                                        Three Months Ended                   Six Months Ended
                                                              June 30                            June 30
                                                    ----------------------------        ----------------------------
                                                       1995              1996              1995              1996
                                                    ----------        ----------        ----------        ----------
Net Sales                                           $    2,401        $    5,541        $    4,603        $    9,687
Cost of goods sold                                       1,004             2,129             1,940             3,561
                                                         1,397             3,412             2,663             6,126
                                                    ----------        ----------        ----------        ----------
Operating expenses:
   Research and development                                548               754             1,104             1,367
   Selling, general and administrative                   1,756             2,994             3,350             5,367
   Nonrecurring expenses                                    --               212                --            10,194
   Amortization of intangibles                              --               134                --               181
                                                    ----------        ----------        ----------        ----------

Loss from operations                                      (907)             (682)           (1,791)          (10,983)
Interest income (expense)                                   38               (61)               87               (66)
                                                    ----------        ----------        ----------        ----------

Net loss                                            $     (869)       $     (743)       $   (1,704)       $  (11,049)
                                                    ==========        ==========        ==========        ==========

Net loss per share, as adjusted (Notes 4 and 5)
Shares used in computing net loss per share         $    (0.10)       $    (0.08)       $    (0.20)       $    (1.23)
                                                    ==========        ==========        ==========        ==========
                                                     8,650,568         9,137,369         8,589,666         8,996,063
                                                    ==========        ==========        ==========        ==========



                             See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                         Six Months Ended
                                                                             June 30
                                                            ----------------------------------------
                                                                                           Pro Forma
                                                              1995             1996          1996
                                                            -------         --------       ---------
                                                                                           (Note 4)
OPERATING ACTIVITIES:
Net loss                                                    $(1,704)        $(11,049)       $(11,049)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Purchased in-process research and development
   (Note 3)                                                      --            7,900           7,900
   Depreciation and amortization                                444              747             747
Changes in operating assets and liabilities, net               (267)             (62)            (62)
                                                            -------         --------        --------
Net cash used in operating activities                        (1,527)          (2,464)         (2,464)

INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (485)          (1,484)         (1,484)
Acquisition of BioTek Solutions, Inc. (Note 3)                   --           (2,500)         (2,500)
                                                            -------         --------        --------
Net cash (used in) provided by investing activities            (485)          (3,984)         (3,984)

FINANCING ACTIVITIES:
Repayments of notes payable                                      --               --          (2,000)
Issuance of debt (including amounts from related
parties) and stock (Note 4)                                   2,485            8,553          25,363
                                                            -------         --------        --------
Net cash provided by financing activities                     2,485            8,553          23,363

Effect of exchange rate change on cash                           --              (11)            (11)
                                                            -------         --------        --------

Net increase in cash and cash equivalents                       473            2,094          16,904

Cash and cash equivalents, beginning of period                2,511            1,103           1,103
                                                            -------         --------        --------
Cash and cash equivalents, end of period                      2,984            3,197          18,007
                                                            =======         ========        ========



                            See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

1.   SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Registration Statement on Form S-1 and the related prospectus dated July 26, 1996. The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The presentation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVENTORIES

Inventories consist of the following:

                                                June 30    December 31
                                                  1996        1995
                                                  ----        ----
                                                    (in thousands)
         Raw material and work-in-process        $1,779       $1,265
         Finished goods                           1,008          502
                                                 ------       ------
                                                 $2,787       $1,767
                                                 ======       ======

3.   ACQUISITION OF BIOTEK SOLUTIONS, INC.

The Company acquired BioTek Solutions, Inc. ("BioTek") for $18.8 million on February 26, 1996. The acquisition has been accounted for as a purchase. The composition of the consideration paid for BioTek and the allocation of the purchase price is presented below:

     The purchase price for BioTek consisted of:
         Cash consideration                             $ 2,500
         Stock issued to BioTek noteholders               3,007
         Exchange Notes issued                            8,978
         Note payable - escrow for contingencies            234
         Net historical liabilities acquired              4,044
                                                        -------
              Total purchase price                      $18,763

     The purchase price was allocated as follows:
         Tangible net assets                            $ 2,288
         In-process research and development              7,900
         Goodwill and other intangibles                   1,675
         Developed technology                             2,800
         Customer base                                    4,100
                                                        -------
                                                        $18,763
                                                        =======

In accordance with Statement of Financial Accounting Standards No. 2 ("FAS 2"), the Company charged to expense, at the date of the acquisition, $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses.

The pro forma unaudited results of operations for the six months ended June 30, 1996 and 1995, assuming consummation of the purchase as of January 1, 1995 and are adjusted to reflect the sale of 1,890,907 shares of Common Stock by the Company and the application of the net proceeds therefrom, are as follows:

                                   Six months ended June 30
                                      1996           1995
                                      ----           ----
                                     (in thousands, except
                                        per share data)
         Net sales                  $10,769       $  9,050
         Net loss                    (1,153)       (13,527)
         Net loss per share         $ (0.11)      $  (1.29)

4.   INITIAL PUBLIC OFFERING:

On July 26, 1996, the Company sold, through an underwritten initial public offering, 1,890,907 shares of its Common Stock at $10.00 per share. Upon closing of the Company's initial public offering, all outstanding shares of its Series A, C and D Redeemable Convertible Preferred stock were converted into 6,716,997 shares of Common Stock, after giving affect to the Company's 1 for 2.7059046 reverse stock split effected in July 1996. The unaudited Pro Forma Consolidated Balance Sheet at June 30, 1996 and unaudited Pro Forma Consolidated Statement of Cash

Flow for the six months ended June 30, 1996 reflect the impact of the initial public offering, the conversion of the Redeemable Convertible Preferred stock and the repayment of $2.0 million in bank term notes as if they had occurred as of June 30, 1996. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

5.   NET LOSS PER SHARE:

Net loss per share for is computed using the weighted average number of shares of common stock outstanding, except as noted below. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, common and preferred shares, options, and warrants issued during the period commencing 12 months prior to the initial filing of the initial public offering at prices below the public offering price are presumed to have been exercised in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented, determined using the treasury stock method and the price from the initial public offering.

Net loss per share was as follows:

                                       Three Months Ended          Six Months Ended
                                             June 30                   June 30
                                        1995       1996            1995        1996
                                      -------------------        --------------------
                                           (In thousands, except per share data)
Net loss                              $  (869)    $  (743)       $(1,704)    $(11,049)
Less accretion of preferred
   stock redemption requirement          (579)       (604)        (1,183)      (1,219)
                                      -------     -------        -------     --------
Net loss applicable to common
   stock                              $(1,448)    $(1,347)       $(2,887)    $(12,268)
                                      =======     =======        =======     ========

Net loss per share                    $ (0.72)    $ (0.54)       $ (1.44)    $  (5.24)
                                      =======     =======        =======     ========
Weighted average shares
   outstanding                          2,022       2,476          2,009        2,343
                                      =======     =======        =======     ========

The as adjusted calculation of net loss per share presented in the consolidated statements of operations has been computed as described above, but also gives effect to the conversion of all outstanding shares of convertible redeemable preferred stock into common stock upon closing of the Company's initial public offering (determined using the if-converted method) and the assumed exercise of warrants to purchase Series D preferred stock which would otherwise expire upon completion of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Ventana develops, manufactures and markets instrument/reagent systems that automate immunohistochemistry ("IHC") and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. The Company has two categories of instrument systems: (i) the "patient priority" systems (the Ventana ES and gen II) which perform multiple tests rapidly on a single patient biopsy providing a matrix of diagnostic data to the pathologist; and (ii) the "batch processing" systems (the TechMate 1000 and TechMate 500) which process high volumes of tests on multiple patient biopsies. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company for each test conducted. Reagents consist of two principal components: a primary antibody and a detection chemistry. The use of these reagents allows the pathologist to characterize and identify the type of cancer and to visualize it on a glass slide under a microscope. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments, and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenues. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases, as new placements represent a smaller percentage of the Company's existing installed base of instruments and as reagent program ("RP") placements increase as a percentage of total instrument placements. There can be no assurance that the Company's market expansion strategy will produce the level of revenues and profitability expected or that these revenues and profits will be sustainable.

During the first quarter of 1996 the Company acquired BioTek Solutions, Inc. ("BioTek"), its principal competitor, for aggregate consideration of $18.8 million, consisting of cash, promissory notes, common stock, and the assumption of liabilities. The transaction was accounted for as a purchase. The purchase price was allocated between tangible net assets and intangible assets consisting of developed technology, customer list, goodwill and in-process research and development. In accordance with FAS 2, in-process research and development of $7.9 million was written-off as of the acquisition date.

As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). Consequently, the Company is obliged to perform according to the provisions of these contracts as they relate to the sales, marketing, distribution and manufacturing of many of the products acquired in the BioTek merger. Although these contracts have been, or are, in the process of renegotiation, they expose the Company to certain legal, operating and marketing risks which are neither predictable or quantifiable. Consequently, these potential risks could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and the Company's reagent programs ("RPs"). Revenue on direct sale and nonrecourse leases of instruments is recognized upon shipment to customers. Rental revenues are recognized over their respective contractual lives. Revenue related to reagent and other consumables is recognized upon shipment to customers. Under an RP, the Company provides the customer with the use of an instrument without their attendant capital investment that creates an opportunity for the Company to generate reagent revenue. The terms and conditions of RP instrument placements can vary from formal agreements specifying minimum volumes and unit pricing for reagent purchases to short term, informal arrangements where customers purchase reagents on a month to month basis. RP placements require the Company to incur the costs of manufacturing or procuring instruments and recognize revenues only as customers purchase reagents rather than at the time of instrument placement. The manufacturing costs of instruments placed through RPs is charged to cost of goods sold by depreciating the standard cost of the instrument over a three to four year period. As a result, gross profit for instruments placed through RPs is recognized over a three to four year period rather than at the time of placement. Revenues associated with instruments placed through RPs is based on a volume pricing matrix which is designed to enable the Company to recover the sales value of the instrument through an increased price on reagents purchased by the customer. The Company typically recovers the cash cost associated with the placement of instruments through RPs in less than two years, although the Company's ability to recover such costs may be affected by the volume and pricing of reagents purchased by the customers. Due to working capital requirements associated with RPs, the Company has historically sought to limit the amount of instruments placed through RPs to approximately 30% of instrument placements. However, the Company anticipates that the percentage of instruments placed through RPs, in particular RPs without formal reagent purchase commitments, will increase with the introduction of new lower cost instruments during 1997 and as the Company obtains the additional working capital required to support greater RP placements. In the future, this is likely to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. Instruments provided to customers under RPs without formal reagent purchase commitments are only considered placements if and when certain reagent purchase criteria are met by the customer. The Company typically only provides an instrument under an RP, without a formal reagent purchase commitment, if the Company believes that the customer performs a minimum number of IHC tests annually.

The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sales of reagents, which begin typically when the instrument is placed. The Company's operating results in the near future are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through RPs. In addition, average daily reagent use by customer may fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end customers. The Company's instrument installed base includes instruments shipped to DAKO, the Company's European distributor for batch processing instruments and related consumables. These shipments to DAKO are recognized as sales when shipped, and the Company believes that over 85% of shipments to DAKO have been placed with end customers.

Shipments to CMS, the Company's domestic distributor for batch processing instruments and reagents, are included in inventory until such instruments and related reagents and consumables are shipped to end customers. The Company recognizes revenue and related costs when products are shipped by CMS to end users. The agreement provides CMS exclusive distribution rights within the United States and expires in April 1998. The Company has had discussions regarding possible modifications to or early termination of the relationship with CMS. To the extent that CMS does not adequately promote and market batch processing instruments and reagents or manage customer relationships or in the event that difficulties arise in the relationship between the Company and CMS, the Company's sales of batch processing instruments and reagents in the United States could be adversely affected and the Company could also experience disruptions in the supply of batch processing instruments and reagents to customers in the United States.

Results of operations for the remainder of 1996 are also expected to be affected by costs associated with centralizing reagent manufacturing, expanding reagent product offerings for batch processing instruments and the elimination of operational redundancies. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with the respect to regulatory matters, availability and cost of raw materials purchased from suppliers, competitive pricing pressures, increased sales and marketing expenses associated with the implementation of the Company's market expansion strategies for its instruments and reagent products and increased research and development expenditures.

Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority instruments, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generation products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of higher levels of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results, in a given period, are likely to be adversely affected.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Ventana acquired BioTek as of February 26, 1996. The acquisition was accounted for as a purchase. Consequently, operating performance for the combined Company reflects BioTek's results since the date of acquisition only.

Net Sales

Presented below is a summary of revenue for the three and six months ended June 30, 1996 and 1995:

Revenue Summary

                                    Three Months Ended                       Six Months Ended
                                        June  30                                  June 30
                                  1996             1995                  1996               1995
                                  ---------------------                  -----------------------
                                $       %       $       %               $      %           $      %
                             -----------------------------           -------------------------------
                                                      (dollars in thousands)
Instruments                  $1,706    31%    $1,029   43%           $3,299   34%       $2,036   44%
Reagents and other            3,835    69%     1,372   57%            6,388   66%        2,567   56%
                             ------           ------                 ------             ------
   Total revenue             $5,541           $2,401                 $9,687             $4,603
                             ======           ======                 ======             ======


Net sales for the three and six months ended June 30, 1996 versus the same periods ending during 1995 increased 131% and 110% to $5.5 million and $9.7 million compared to $2.4 million and $4.6 million respectively. The increase in net sales was attributable to a 66% increase for the quarter and 62% increase for the six months in instrument sales and a 180% increase for the quarter and a 149% increase for the six months in reagent sales. Instruments sales increased due to increased instrument placements, higher selling prices, the introduction of the gen II ISH patient priority instrument and instrument sales resulting from the BioTek acquisition of $0.5 and $0.6 million for the quarter and six months ended June 30, 1996, respectively. Reagent sales increased due to sales of reagents to new customers, increased sales to existing customers and reagent sales to customers acquired with the merger with BioTek of $1.4 and $1.9 million for the quarter and six months ended June 30, 1996, respectively.

Gross Margin

Gross profit for the three and six months ended June 30, 1996 increased to $3.4 million and $6.1 million respectively from $1.4 million and $2.7 million for the same period in 1995. Gross margin for the three and six months ended June 30, 1996 increased to 62% and 63% versus 58% for both of the periods during 1995. Overall gross margin increased primarily due to a shift in revenue mix toward higher margin reagent products. Gross margins on instrument sales increased due to increased sales of gen II instruments, improvements in manufacturing efficiencies, increased absorption of manufacturing overhead and the inclusion of BioTek's instrument sales. Gross margins on reagent sales increased due to economies of scale associated with increased volumes, improvements in manufacturing efficiencies and the inclusion of BioTek reagent and consumable revenues.

Research and Development

Research and development expenses were approximately $0.8 million and $1.4 million for the three and six months ended June 30, 1996 respectively. This represents an increase of $0.2 million and $0.3 million compared to the same periods during 1995. Research and development expenses declined as a percent of sales to 14% for the three and six months ended June 30, 1996 compared to 23% and 24% for the same periods during 1995. Research and development expenses for the three and six months ended June 30, 1996 related primarily to the development of new reagents and instruments, including the NexES patient priority instrument and new prognostic markers. Research and development expense for the three and six months ended June 30, 1995 related primarily to the gen II patient priority instrument and IHC reagent development.

Selling, General and Administrative ("SG&A")

Presented below is a summary of SG&A expense for the three and six months ended June 30, 1996 and 1995.

SG&A SUMMARY

                                    Three Months Ended                       Six Months Ended
                                        June  30                                  June 30
                                  1996             1995                  1996               1995
                                  ---------------------                  -----------------------
                                       %                %                      %                  %
                                $    Sales      $     Sales             $    Sales         $    Sales
                             ------------------------------          --------------------------------
                                                      (dollars in thousands)
                                                                               ( dollars in thousands)

Sales and marketing          $2,410   43%      $1,345   56%          $4,206   43%        $2,557   56%
Administration                  584   11%         411   17%           1,161   12%           793   17%
                             -----------       -----------           -----------         -----------
   Total SG&A                $2,994   54%      $1,756   73%          $5,367   55%        $3,350   73%
                             ===========       ===========           ===========         ===========


SG&A expense for the three and six months ended June 30, 1996 increased to $3.0 million and $5.4 million from $1.8 million and $3.4 million for the three and six months ended June 30, 1995 respectively. SG&A, as a percent of net sales, declined to 54% and 55% for the three and six months ended June 30, 1996 compared to 73% for both the periods during 1995. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense is the result of the Company's decision to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and expenses associated with the ongoing support activities resulting from the BioTek acquisition. Increases in administrative expenses are associated with the Company's regulatory strategy and costs associated with supporting an expanding business base.

Amortization of Intangibles

As a result of the acquisition of BioTek, the Company has recorded certain intangible assets. These intangible assets include developed technology, customer base, goodwill and other intangible assets which are amortized to expense over a period of fifteen to twenty years based upon the Company's estimate of the economic utility of these assets. As a result, the Company will charge to expense each quarter approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to evaluate their continued value. Should the Company determine that any of these assets are impaired, it expects that it would write them down to their then estimated fair market value.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $33.2 million as of June 30, 1996. The Company has funded its operations primarily through the private placement of approximately $31.0 million in equity and debt securities. As of June 30, 1996 the Company's principal source of liquidity consisted of cash and cash equivalents of $3.2 million and borrowing capacity under its bank term credit facility and revolving line of credit. The bank term loan was fully utilized with approximately $2.0 million outstanding as of June 30, 1996. As of June 30, 1996 approximately $0.9 million of the Company's $1.7 million revolving line of credit had been utilized for letters of credit to facilitate certain contract manufacturing arrangements for the production of TechMate instruments leaving an available revolving credit facility of $0.8 million. The net proceeds from the Company's initial public offering were approximately $16.8 million. The bank term credit facility was paid off in full from proceeds of the IPO. In addition, proceeds from the offering may be used to liquidate approximately $14.1 million acquisition debt which bears interest at 7% per annum. The Company expects to use approximately $0.5 million of the net proceeds during the next twelve months for capital expenditures for manufacturing capacity expansion and enhancements to its business application computer hardware and software resources. The Company anticipates the remaining net proceeds will be used for working capital and general corporate purposes. Although the Company may use a portion of the these proceeds for the acquisition of complementary businesses, products or technologies, the Company currently has no such agreements or commitments for such transactions.

During the six months ended June 30, 1996 the Company used for operations and investing activities approximately $6.4 million in cash versus $2.0 million for the six months ended June 30, 1995. The increase in cash usage of approximately $4.4 million during 1996 compared to 1995 is the result of the following activities:

Capital expenditures (including RP's)                 $  (999)
BioTek acquisition                                     (2,500)
BioTek integration and merger costs                    (2,294)
Improvement in operating results                        1,152
Decrease in working capital utilization                   205
                                                      -------
         Total                                        $(4,436)
                                                      =======

The Company believes that the net proceeds from the offering along with its existing capital resources and interest earned thereon, will be sufficient to satisfy its working capital requirements through 1997. The Company's future capital requirements will depend on many factors, includ-ing the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or RPs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information contained herein, the matters contained in this report include forward looking statements that involve risk and uncertainties. The following factors, among others, could cause actual results to differ materially from those contemplated by such forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company's business, results of operations and financial condition.

The following discussion of the Company's risk factors should be read in conjunction with the Company's financial statements and related notes thereto. Because of these and other factors, past financial performance should not be considered an indication of future performance.

HISTORY OF LOSSES. The Company has incurred substantial losses since inception. The Company expects such losses to continue for the foreseeable future due to its planned product development efforts, expansion of its sales and marketing activities both domestically and internationally, market acceptance of existing and future instrument and reagent systems, competitive conditions, FDA regulations and related product approvals, product development efforts and the integration of BioTek's operations.

FUTURE FLUCTUATIONS IN OPERATING RESULTS. The Company derives revenues from the sale of instruments and reagents through its direct sales force and certain domestic and international distributors. There can be no assurances that these outside distributors will continue to meet their contractual commitments, or their historical sales rates or that these distributors contracts will remain in effect.

The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents, which begin and are typically recurring once the instrument is placed. Consequently, the Company's future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sale versus RPs. The Company anticipates that the percentage of instruments placed through RPs, particularly RPs without formal reagent agreements, will increase in the future which is likely to result in a decrease in instrument sales. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues. In particular, customers who have received instruments under RP arrangements that do not provide for specified reagent purchase commitments are not contractually obligated to purchase reagents from the Company and there can be no assurance regarding the timing or volume of reagent purchases by such customers. Furthermore, customers that have entered into contractual RP agreements may also attempt to cancel all or a portion of their reagent purchase commitments. Accordingly, there can be no assurance regarding the level of revenues that will be generated by customers procuring instruments through RP arrangements, particularly from those customers who obtain instruments without reagent purchase commitments. In the event that RP customers do not purchase anticipated quantities of reagents the Company will have incurred substantial costs in supplying instruments to RP customers without the receipt of an adequate reagent revenue stream; therefore, the Company's business, financial condition and results of operations would be materially and adversely affected.

RATE OF MARKET ACCEPTANCE AND TECHNOLOGICAL CHANGE. Use of automated systems to perform diagnostic tests is relatively new. Historically, the diagnostic tests performed by the Company's systems have been performed manually by laboratory personnel. The rate of market acceptance of the Company's products will be largely dependent on the Company's ability to persuade the medical community of the benefits of automated diagnostic testing using the Company's products. Market acceptance and sales of the Company's products may also be affected by the price and quality of its products. The Company's products could also be rendered obsolete or noncompetitive by virtue of technological innovations in the fields of cellular or molecular diagnostics.

RISKS ASSOCIATED WITH DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS. The Company's future growth and profitability will be dependent, in large part, on its ability to develop, introduce and market new instruments and reagents used in diagnosing and selecting treatment for cancer and other disease states. In particular, the Company must timely and successfully introduce its new smaller instruments to the market place. These instruments are smaller capacity, lower priced instruments than the Company's current instruments and are necessary to expand the market opportunity at smaller hospitals and reference laboratories in the United States and Europe. The Company depends, in part, on the success of medical research in developing new antibodies, nucleic acid probes and clinical diagnostic procedures that can be adapted for use in the Company's systems. In addition, the Company will need to obtain licenses, on satisfactory terms, for certain technologies, which cannot be assured. Certain of the Company's products are currently under development, initial testing or preclinical or clinical evaluation by the Company. Other products are scheduled for future development. Products under development or scheduled for future development may prove to be unreliable from a diagnostic standpoint, may be difficult to manufacture in an efficient manner, may fail to receive necessary regulatory clearances may not achieve market acceptance or may encounter other unanticipated difficulties.

COMPETITION. Competition in the diagnostic industry is intense and is expected to increase. Competition in the diagnostic industry is based on, among other things, product quality, price and the breadth of a company's product offerings. The Company's systems compete both with products manufactured by competitors and with traditional manual diagnostic procedures. The Company's competitors may succeed in developing products that are more reliable or effectively less costly than those developed by the Company and may be more successful than the Company in manufacturing and marketing their products.

MANUFACTURING RISKS. The Company has only manufactured patient priority instruments and reagents for commercial sale since late 1991. Manufacturing of the Company's batch processing instruments is performed by third parties. As the Company continues to increase production of such instruments and reagents and develops and introduces new products, it may, from time to time, experience difficulties in manufacturing. The Company completed the consolidation of the former BioTek reagent manufacturing into its Tucson facility during July 1996. The Company must continue to increase production volumes of instruments and reagents, in a cost effective manner, in order to be profitable. To increase production levels, the Company will need to scale-up its manufacturing facilities, increase its automated manufacturing capabilities and continue to comply with current good manufacturing procedures ("GMP") regulations prescribed by the United States Food and Drug Administration ("FDA") and other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries, including the International Standards Organization ("ISO") 9000 Series certifications.

DEPENDENCE ON KEY SUPPLIERS. The Company's instruments and reagent products are formulated from chemicals, biological materials and parts utilizing proprietary Ventana technology as well as standard processing techniques. Certain components, raw materials and primary antibodies, used in the manufacturing of the Company's reagent products, are currently provided by single source vendors. There can be no assurance that the materials or parts or needed by the Company will be available in commercial quantities, at acceptable prices, or at all. Any supply interruption or related yield problems encountered in the use of materials from these vendors could have a material adverse effect on the Company's ability to manufacture its products until, or if, a new source of supply is obtained.

DEPENDENCE UPON THIRD PARTY MANUFACTURERS FOR BATCH PROCESSING INSTRUMENTS. The Company relies on two outside parties, Kollsman and LJL, to manufacture its batch processing instruments. There can be no assurance that these manufacturers will be able to meet the Company's product needs in a satisfactory, cost effective or timely manner. The Company's reliance on third-party manufacturers involves a number of risks, including the absence of guaranteed capacity, reduced control over delivery schedules, quality assurance issues and costs. The amount and timing of resources to be devoted to these activities by such manufacturers are not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future.

RISKS ASSOCIATED WITH PAST ACQUISITIONS. In February 1996 the Company acquired BioTek. Although the Company has no pending agreements or commitments, the Company may make additional acquisitions of complementary technologies or products in the future. Acquisitions of companies, divisions of companies, or products entail risks, including: (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, and
(iii) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems in integrating BioTek's operations or any future acquisition and there can be no assurance that the acquisition of BioTek, or any future acquisition, will result in the Company becoming profitable or, if the Company achieves profitability, that such acquisition will increase the Company's profitability. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid.

RISKS RELATING TO PATENTS AND PROPRIETARY RIGHTS. The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. There can be no assurance that the Company's patent applications will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged. Others may independently develop products similar to those of the Company or design around or otherwise circumvent patents issued to the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation which could result would result in significant cost to the Company as well as diversion of management time.

In March 1995, BioGenex sued BioTek in federal court for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. BioGenex's claims include claims of both direct, indirect and contributory infringement. BioTek has denied infringement and has asserted several defenses, including invalidity of the patent that is the subject of the litigation. In April 1995, BioTek ceased offering the products that were the subject of the alleged infringements. BioTek's total sales of these products during the period were approximately $0.6 million. A trial is currently scheduled for October 1, 1996. The parties have, from time to time, engaged in settlement negotiations. There can, however, be no assurance that a pre-trial settlement will be reached. Although there can be no assurance as to the ultimate resolution of this matter, based on currently available information, the Company does not believe that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

UNCERTAINTY OF FUTURE FUNDING OF CAPITAL REQUIREMENTS. The Company anticipates that its existing capital resources, including the net proceeds of this Offering and interest earned thereon, will be adequate to satisfy its capital requirements through 1997. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or through RP's, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and timing of regulatory approvals. The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company, or at all. Any such future capital requirements could result in the issuance of equity securities which would be dilutive to existing stockholders.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the retention of principal members of its management, scientific, technical, marketing and sales staff and the recruitment of additional personnel. The Company does not maintain "key person" life insurance on any of its personnel. The Company competes with other companies, academic institutions, government entities and other organizations for qualified personnel in the areas of the Companies activities. The inability to hire or retain qualified personnel could have material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATED TO GOVERNMENT FUNDING. A portion of the Company's products are sold to universities, research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. However, research funding by the government may be significantly reduced under several budget proposals being discussed by the United States Congress, or for other reasons. Any such reduction may materially affect the ability of the Company's research customers to purchase the Company's products.

FDA AND OTHER GOVERNMENT REGULATIONS. The manufacturing, marketing and sale of the Company's products are subject to extensive and rigorous government regulations in the United States and other countries. In the United States, and certain other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA regulates, as medical devices, clinical diagnostic tests and reagents, as well as instruments used in the diagnosis of adverse conditions. The Federal Food, Drug and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. There are two principal FDA regulatory review paths for medical devices: pre-market notification ("510(k)") process and the pre-market approval ("PMA") process. The PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process. Regulator's of medical devices in foreign countries where the Company operates have regulations similar to the United States in most cases. Additionally, the Company is required to comply with the FDA's GMP regulations. These regulations mandate certain operating, control and documentation procedures when manufacturing medical products, instruments and devices.

The Company is also required to comply with the FDA's Clinical Laboratory CLIA regulations. These rules restrict the sale of reagents to clinical laboratories certified under CLIA. The full implementation of CLIA rules could limit the clinical customers to which the Company could sell reagents in the future.

In addition to these regulations, the Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions and environmental matters. There can be no assurance that such laws and regulations will not in the future have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO AVAILABILITY OF THIRD-PARTY REIMBURSEMENT AND POTENTIAL ADVERSE EFFECTS OF HEALTH CARE Reform. The Company's ability to achieve revenue growth and profitability may depend on the ability of the Company's customers to obtain adequate levels of third-party reimbursement for the use of certain diagnostic tests in the United States, Europe and other countries. Currently, availability of third-party reimbursement is limited and uncertain for some IHC tests.

PRODUCT LIABILITY AND RECALL; PRODUCT LIABILITY INSURANCE. The marketing and sales of the Company's diagnostic instruments and reagents entails risk of product liability claims. The

Company has product liability insurance coverage with a per occurrence maximum of $2.0 million and an aggregate annual maximum of $5.0 million. There can be no assurance that this level of insurance coverage will be adequate or that insurance coverage will continue to be available on acceptable terms, or at all. A product liability claim or recall could have a material adverse effect on the Company's business, reputation, financial condition and results of operations.

ENVIRONMENTAL MATTERS. Certain of the Company's manufacturing processes, primarily processes involved in manufacturing certain of the Company's reagent products, require the use of potentially hazardous and carcinogenic chemicals. The Company is required to comply with applicable federal, state and local laws regarding the use, storage and disposal of such materials. The Company currently uses third-party disposal services to remove and dispose of the hazardous materials used in the processes. The Company could, in the future, encounter claims from individuals, governmental authorities or other persons or entities in connection with exposure to, disposal or handling of such hazardous materials or violations of environmental laws by the Company or its contractors and could also be required to incur additional expenditures for hazardous materials management or environmental compliance. Costs associated with environmental claims, violations of environmental laws or regulations, hazardous materials management and compliance with environmental laws could have a material adverse effect on the business, financial condition and results of operations of the Company.

BROAD DISCRETION OF MANAGEMENT TO ALLOCATE OFFERING PROCEEDS. The Company may use up to $16.1 million of the net proceeds from the Offering to repay certain indebtedness. The Company anticipates that the remaining estimated net proceeds of this Offering will be used for capital expenditures, working capital and general corporate purposes. The amounts identified for such uses are estimated and the amounts actually expended for each such purpose and the timing of such expenditure may vary depending upon numerous factors. The Company's management will have broad discretion in determining the amount and timing of expenditures.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock, similar to the securities of other medical device and life sciences companies, is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and other governmental regulations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in financial analysts' estimated earnings or recommendations regarding the Company and general market conditions may have a material adverse effect on the market price of the Company's Common Stock. The Company's results of operations may, in future periods, fall below the expectations of public market analysts and investors and, in such event, the market price of the Company's Common Stock could be materially and adversely affected.

ABSENCE OF DIVIDENDS. The Company has not declared or paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. In addition, the Company's bank credit agreement currently prohibits the Company from paying cash dividends.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In July 1996, a majority of the then outstanding shares of Common Stock and Preferred Stock of the Company approved by written consent, in lieu of a meeting of stockholders, the following: (i) the approval of the amendment and restatement of the Company's Certificate of Incorporation to effect a reverse stock split, authorize a class of undesignated preferred stock, change certain rights and preferences of the Company's Series A, C & D Preferred Stock and eliminate the right of stockholders to act by written consent following an initial public offering, (ii) the approval of a further restatement of the Company's Certificate of Incorporation to eliminate references to the Company's Series A, C and D Preferred Stock following completion of an initial public offering, (iii) the approval to restate the Company's Bylaws to change the persons authorized to call special meetings of stockholders, eliminate the right of stockholders to act by written consent following completion of an initial public offering, establish an advance notice requirement for business to be conducted at meetings of shareholders, establish a classified board of directors effective upon completion of an initial public offering and make certain other changes; (iv) the approval, effective upon the completion of an initial public offering, dividing the directors into three classes: Class I consisting of directors C. Anthony Stellar, James M. Strickland and James R. Weersing, Class II consisting of directors Rex J. Bates, Michael R. Danzi and Edward M. Giles and Class III consisting of directors Jack W. Schuler, R. James Danehy, Thomas
M. Grogan and John Patience, with terms of office of Class I, II and III directors to expire upon the Company's 1997, 1998 and 1999 annual meetings of stockholders, respectively; (v) the approval to adopt the 1996 Stock Option Plan and reservation of 1,000,000 post split shares of Common Stock of the Company for issuance under the Plan; (vi) the approval to adopt the 1996 Employee Stock Purchase Plan and reservation of 200,000 post split shares of the Company's Common Stock for issuance under such Plan; (vii) the approval to adopt the 1996 Director Stock Option Plan and reservation of 250,000 post split shares of the Company's Common Stock for issuance under the Plan; and (viii) the approval to reserve an additional 34,167 shares of pre-split Series D Preferred Stock for issuance to the Company's 1991 Employee Stock Purchase Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                11.1 Statement of Computation of Weighted Average Shares Outstanding.

                27.1   Financial Data Schedule

          (b)   Reports on Form 8-K.

                There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 1996.

                                    SIGNATURE




Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ventana Medical Systems, Inc.



Date:  August 15, 1996.

                                        By: /s/ R. Michael Rodgers
                                            ------------------------------------

                                        R. Michael Rodgers

                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary.
                                        (Principal Financial and Accounting
                                         Officer)

                                 Exhibit Index

                11.1 Statement of Computation of Weighted Average Shares Outstanding.

                27.1   Financial Data Schedule