Form 10-Q
period 1996-09-30
VENTANA MEDICAL SYSTEMS INC
filed 1996-11-06
CIK 893160

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Period Ended September 30, 1996.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From _____________ to _____________

Commission file number 000-20931

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes___ No ___

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.001 par value --- 10,701,428 shares as of July 26, 1996

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I.      Financial Information:

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995

                  Consolidated Statements of Income
                  Three months ended September 30, 1995 and 1996
                  Nine months ended September 30, 1995 and 1996

                  Consolidated Statement of Cash Flows
                  Nine months ended September 30, 1995 and 1996

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.     Other Information:

        Item 4. Submission of Matters to a Vote of Security Holders - Written Consent in July 1996.

        Item 6.   Exhibits and Reports on Form 8-K.

                          VENTANA MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                           ( in thousands of dollars)
                                   (Unaudited)



                                                                                December 31,   September 30,
                           ASSETS                                                   1995           1996
                                                                                    ----           ----
                                                                                   (Note)       (Unaudited)

Current assets:
   Cash and cash equivalents                                                      $  1,103        $ 17,116
   Accounts receivable                                                               1,925           3,534
   Inventories (Note 2)                                                              1,767           3,226
   Other                                                                                24             974
                                                                                  --------        --------
Total current assets                                                                 4,819          24,850
Property and equipment,including RP's, net                                           2,258           3,142
Intangibles, net                                                                       301          11,622
                                                                                  --------        --------
Total assets                                                                      $  7,378        $ 39,614
                                                                                  --------        --------


              LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
                 STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                               $  1,061        $  2,412
   Other current liabilities                                                           993           4,254
                                                                                  --------        --------
Total current liabilities                                                            2,054           6,666
Long term debt                                                                          --          15,937
Convertible redeemable preferred stock at
   aggregate mandatory redemption value (Note 4)                                    35,180              --
Stockholders' equity (deficit):
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                                        --              --
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 1,020,164, 4,057,499 shares issued
     and outstanding at December 31, 1995 and
     September 30, 1996 - amounts paid in (Note 4)
      - amount paid in (Note 4)                                                        244              31
   Paid in capital                                                                      --          50,861
   Accumulated deficit                                                             (29,980)        (33,663)
   Cumulative foreign currency translation adjustment                                 (120)           (218)
                                                                                  --------        --------
Total stockholders' equity (deficit)                                               (29,856)         17,011
                                                                                  --------        --------
Total liabilities, convertible redeemable preferred stock and
   stockholders' equity (deficit)                                                 $  7,378        $ 39,614
                                                                                  --------        --------


    Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)
                                   (Unaudited)


                                                             Three Months Ended                   Nine Months Ended
                                                                September 30                        September 30
                                                     -------------------------------        ------------------------------
                                                         1995               1996                1995               1996
                                                     -----------        ------------        -----------        -----------
Net sales                                            $     2,991        $      6,208        $     7,594        $    15,895
Cost of goods sold                                         1,106               2,655              3,043              6,513
                                                     -----------        ------------        -----------        -----------
                                                           1,885               3,553              4,551              9,382

Operating expenses:
   Research and development                                  650                 809              1,754              2,176
   Selling, general and administrative                     1,967               3,066              5,317              8,135
   Nonrecurring expenses                                      --                  67                 --             10,262
   Amortization of intangibles                                --                 134                 --                315
                                                     -----------        ------------        -----------        -----------
Loss from operations                                        (732)               (523)            (2,520)           (11,506)
Interest income (expense)                                     27                  38                111                (28)
                                                     -----------        ------------        -----------        -----------
Net loss                                             $      (705)       $       (485)       $    (2,409)       $   (11,534)
                                                     -----------        ------------        -----------        -----------

Net loss per share, as adjusted Notes 4 and 5)       $     (0.08)       $      (0.05)       $     (0.28)       $     (1.20)
                                                     -----------        ------------        -----------        -----------
Shares used in computing net loss per share            8,688,741          10,195,633          8,600,323          9,580,593
                                                     -----------        ------------        -----------        -----------


                             See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ( in thousands of dollars)
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30

                                                                      1996           1995
                                                                      ----           ----
OPERATING ACTIVITIES:
Net loss                                                            $(11,534)       $(2,409)
Adjustments to reconcile net loss to cash used
   in operating activities:
   Purchase in process research and development
   (Note 3)                                                            7,900             --
   Depreciation and amortization                                       1,196            612
   Changes in operating assets and liabilities, net                   (1,735)           (39)
                                                                    --------        -------
Net cash used in operating activities                                 (4,173)        (1,836)

INVESTING ACTIVITIES:
Purchase of property and equipment, net                                 (891)          (720)
Purchase of intangible assets                                         (3,362)          (111)
Acquisition of BioTek Solutions, Inc. (Note 3)                        (2,500)            --
                                                                    --------        -------
Net cash (used in)  investing activities                              (6,753)          (831)

FINANCING ACTIVITIES:
Issuance of debt (including amounts from related
   parties) and stock (Note 4)                                         8,772          2,478
Net proceeds from initial public offering (Note 5)                    18,265             --
                                                                    --------        -------
Net cash provided by financing activities                             27,037          2,478

Effect of exchange rate change on cash                                   (99)             2
                                                                    --------        -------

Net increase in cash and cash equivalents                             16,012           (187)

Cash and cash equivalents, beginning of period                         1,104          2,511
                                                                    --------        -------
Cash and cash equivalents, end of period                            $ 17,116        $ 2,324
                                                                    --------        -------


                             See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.

                   Notes to Consolidated Financial Statements




1.   SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Prospectus dated July 26, 1996, which is a part of the Company's Registration Statement on Form S-1 ( Commission File No. 333-4461). The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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


2.  INVENTORIES

Inventories consist of the following:

                                                      December 31      September 30
                                                          1995             1996
                                                          ----             ----
                                                             (in thousands)
Raw material and work-in-process                         $1,265           $2,619
Finished goods                                              502              607
                                                         ------           ------
                                                         $1,767           $3,226
                                                         ======           ======

3.   ACQUISITION OF BIOTEK SOLUTIONS, INC.

The Company acquired BioTek Solutions, Inc. ("BioTek") for $18.8 million on February 26, 1996. The acquisition has been accounted for as a purchase. The composition of the consideration paid for BioTek and the allocation of the purchase price is presented below:

The purchase price for BioTek consisted of:

    Cash consideration                             $ 2,500
    Stock issued to BioTek noteholders               3,007
    Exchange Notes issued                            8,978
    Note payable - escrow for contingencies            234
    Net historical liabilities acquired              4,044
                                                   -------
         Total purchase price                      $18,763
                                                   =======

The purchase price was allocated as follows:
    Tangible net assets                            $ 2,288
    In-process research and development              7,900
    Goodwill and other intangibles                   1,675
    Developed technology                             2,800
    Customer list                                    4,100
                                                   -------
                                                   $18,763
                                                   =======

In accordance with Statement of Financial Accounting Standard 2 ("FAS 2"), the Company charged to expense, at the date of the acquisition, $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses.

The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1995, assuming consummation of the purchase as of January 1, 1995 and as adjusted to reflect the sales of 1,963,975 shares of Common Stock by the Company and the application of the net proceeds therefrom, are as follows:

                                                      Nine months ended
                                                         September 30,
                                                  1995                   1996
                                                  ---------------------------
                                                     ( in thousands, except
                                                           per share data)

Net sales                                        $ 14,441              $ 16,977
Net loss                                           17,623)               (1,997)
Net loss per share                               $  (1.74)             $   (.19)

4.   INITIAL PUBLIC OFFERING:

On July 26, 1996, the Company sold, through an underwritten initial public offering, 1,890,907 shares of its Common Stock at $10.00 per share. Upon closing of the Company's initial public offering, all outstanding shares of its Series A, C and D Redeemable Convertible Preferred stock were converted into 6,716,997 shares of Common Stock, after giving effect to the Company's 1 for 2.7059046 reverse stock split. On August 25, 1996, the Company's underwriter's exercised a portion of their overallotment option. The underwriters purchased an additional 73,068 shares of Common Stock from the Company, resulting in net proceeds of $679,532 to the Company.

5.   NET LOSS PER SHARE:

Net loss per share for the three months and nine months ended September 30, 1996 and 1995 is computed based upon the pro forma weighted average number of common shares outstanding during the period, assuming conversion of all Series of Redeemable Convertible Preferred Stock into Common Stock. Common equivalent shares (stock options and warrants) are not included in the per share calculation because the effect of their inclusion would be antidilutive, except that for periods prior to the effective date of the Company's initial public offering, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for the entire period, using the treasury method and the initial public offering price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

OVERVIEW:

Ventana Medical Systems, Inc. ("Ventana or the Company") develops, manufactures and markets instrument/reagent systems that automate immunohistochemistry ("IHC") and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. The Company has two categories of instrument systems: (i) the "patient priority" systems (the Ventana ES and gen II) which perform multiple tests rapidly on a single patient biopsy providing a matrix of diagnostic data to the pathologist; and (ii) the "batch processing" systems (the TechMate 500 and TechMate 250) which process high volumes of tests on multiple patient biopsies. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company for each test conducted. Reagents consist of two principal components: a primary antibody and a detection chemistry. The use of these reagents allows the pathologist to characterize and identify the type of cancer and to visualize it on a glass slide under a microscope. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments, and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenues. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases, as new placements represent a smaller percentage of the Company's existing installed base of instruments and as reagent program ("RP") placements increase as a percentage of total instrument placements. There can be no assurance that the Company's market expansion strategy will produce the level of revenues expected, that the Company will achieve profitability or that these revenues and profitability, if achieved, will be sustainable.

Ventana is a medical device company and, as such, is regulated by the United States Food and Drug Administration ("FDA"). As a result, the majority of the Company's products are regulated by FDA regulations which include the 510(k) pre-market notification ("510(k)") process, pre-market approval ("PMA") process, good manufacturing procedures ("GMP") and the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). See "Certain Factors Which May Affect Future Results" elsewhere in this report.

During the first quarter of 1996 the Company acquired BioTek Solutions, Inc. ("BioTek"), its major competitor, for aggregate consideration of $18.8 million, consisting of cash, promissory notes, common stock, and the assumption of liabilities. The transaction was accounted for as a purchase. The purchase price was allocated between tangible net assets and intangible assets consisting of developed technology, customer list, goodwill and in-process research and development. In accordance with FAS 2, in-process research and development of $7.9 million was written-off as of the acquisition date. Additional nonrecurring charges, which together with the In Process research and development write-off aggregated $11.0 million, were also recorded in connection with the acquisition.

As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. ( a subsidiary of Fisher Scientific, Inc.) ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). Consequently, the Company is obliged to perform according to the provisions of these contracts as they relate to the sales, marketing, distribution and manufacturing of many of the products acquired in the BioTek merger. Although these contracts have been, or are, in the process of renegotiation, they expose the Company to certain legal, operating and marketing risks which are neither predictable or quantifiable. Consequently, these potential risks could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and the Company's reagent programs ("RPs"). Revenue on direct sale and nonrecourse leases of instruments is recognized upon shipment to customers. Rental revenues are recognized over their respective contractual lives. Reagent and other consumables are recognized upon shipment to customers. Under an RP, the Company provides the customer with the use of an instrument without their attendant capital investment that creates an opportunity for the Company to generate reagent revenue. The terms and conditions of RP instrument placements can vary from formal agreements specifying minimum volumes and unit pricing for reagent purchases to short term, informal arrangements where customers purchase reagents on a month to month basis. RP placements require the Company to incur the costs of manufacturing or procuring instruments and recognize revenues only as customers purchase reagents rather than at the time of instrument placement. The manufacturing costs of instruments placed through RPs is charged to cost of goods sold by depreciating the standard cost of the instrument over a three to four year period. As a result, gross profit for instruments placed through RPs is recognized over a three to four year period rather than at the time of placement. Revenues associated with instruments placed through RPs are based on a volume pricing matrix which is designed to enable the Company to recover the sales value of the instrument through an increased price on reagents purchased by the customer. The Company typically recovers the cash cost associated with the placement of instruments through RPs in less than two years, although the Company's ability to recover such costs may be affected by the volume and pricing of reagents purchased by the customers. Due to working capital requirements associated with RPs, the Company has historically sought to limit the amount of instruments placed through RPs to approximately 30% of instrument placements. However, the Company anticipates that the percentage of instruments placed through RPs, in particular RPs without formal reagent purchase commitments, will increase with the introduction of new lower cost instruments during 1997 and as the Company obtains the additional working capital required to support greater RP placements. In the future, this is likely to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. Instruments provided to customers under RPs without formal reagent purchase commitments are only considered placements if and when certain reagent purchase criteria are met by the customer. The Company typically only provides an instrument under an RP without a formal reagent purchase commitment if the Company believes that the customer performs a minimum number of IHC tests annually. As of September 30, 1996, the Company had placed 93 instruments through RPs.

The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sales of reagents, which typically begin when the instrument is placed. The Company's operating results in the near future are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through RPs. In addition, average daily reagent use by customer may fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end customers. The Company's instrument installed base includes instruments shipped to DAKO, the Company's European distributor for batch processing instruments and related consumables. These shipments to DAKO are recognized as sales when shipped, and the Company believes that over 85% of shipments to DAKO have been placed with end customers.

Shipments to CMS, the Company's domestic distributor for batch processing instruments and related consumables, are included in inventory until such instruments and related reagents and consumables are shipped to end customers. The Company recognizes revenue and related costs when products are shipped by CMS to end users. The agreement provides CMS exclusive distribution rights within the United States and it expires in April 1998. The Company has entered discussions with CMS to renegotiate the agreement. On October 14, 1996, the Company transmitted a Notice of Breach of contract to CMS and its parent company, Fisher Scientific, Inc., relating to its Distribution Agreement with the Company's wholly owned subsidiary BioTek Solutions, Inc. As a result of CMS's breach, the Company implemented a program to allow BioTek customers to voluntarily elect to use BioTek and Ventana as their direct supplier of BioTek consumables.

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

Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority instruments, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. In particular, DAKO has recently introduced a lower cost automated IHC instrument in the United States and is offering reagent supply arrangements that have resulted in increased price competition. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generation products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of higher levels of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.

RESULTS OF OPERATIONS:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Ventana acquired BioTek, under purchase accounting, on February 26, 1996. Consequently, operating performance for the combined Company reflects BioTek's results for the months March through September 1996 only.

Net Sales:

Presented below is a summary of revenue for the three and nine months ended September 30, 1996 and 1995:

 REVENUE SUMMARY:

                                                                          September 30,
                                                 Three Months Ended                                Nine Months Ended
                                          -------------------------------                      ---------------------------
                                          1995                       1996                      1995                   1996
                                   ----------------------------------------------        ---------------------------------------
                                    $               %          $               %           $          %           $            %
                                   ---------------------------------------------------------------------------------------------
                                                                         ( $ in thousands)
Instruments                       $1,330           44%       $1,554            25%       $3,365       44%       $ 4,853       31%
Reagents and other                 1,661           56%        4,654            75%        4,229       56%        11,042       69%
                                  ------                     ------                      ------                 -------
   Total Revenue                  $2,991                     $6,208                      $7,594                 $15,895
                                  ======                     ======                      ======                 =======


Net sales for the three and nine months ended September 30, 1996 versus the same periods ending during 1995 increased 108% and 109% to $6.2 million and $15.9 million compared to $3.0 million and $7.6 million respectively. The increase in net sales was attributable to a 17% increase for the quarter and 44% increase for the nine months in instrument sales and a 180% increase for the quarter and a 161% increase for the nine months in reagent sales. Instruments sales increased due to increased instrument placements, higher selling prices, the introduction of the gen II ISH instrument and instrument sales resulting from the BioTek acquisition of $0.4 million and $1.0 million for the quarter and nine months ended September 30, 1996, respectively. Reagent sales increased due to sales of reagents to new customers, increased sales to existing customers and reagent sales to customers acquired with the acquisition of BioTek of $1.3 and $3.4 million for the quarter and nine months ended September 30, 1996, respectively.

Gross Margin:

Gross profit for the three and nine months ended September 30, 1996 increased to $3.6 million and $9.4 million respectively from $1.9 million and $4.6 million for the same period in 1995. Gross margin for the three and nine months ended September 30, 1996 decreased to 57% and 59% versus 63% and 59% for the same periods during 1995. Overall gross margin decreased primarily due to instrument and reagent sales of lower margin batch processing products to US and European distributors. Gross margins on instrument sales decreased due to increased sales of TechMate instruments, offset by manufacturing efficiencies and increased absorption of manufacturing overhead. Gross margins on reagent sales decreased due to the sale of lower margin batch processing reagents to US and European distributors, which was partially offset by increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing reagent manufacturing into Ventana's Tucson, Arizona manufacturing operations.

Research and Development:

Research and development expenses were approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 1996 respectively. This represents an increase of $0.2 million and $0.4 million compared to the same periods during 1995. Research and development expenses declined as a percent of sales to approximately 13% for the three and 14% for the nine months ended September 30, 1996 compared to 22% and 23% for the same periods during 1995. Research and development expenses for the three and nine months ended September 30, 1996 related primarily to the development of new reagents and instruments, including the NexES patient priority instrument and new prognostic markers. Research and development expense for the three and nine months ended September 30, 1995 related primarily to the gen II instrument and IHC reagent development.

Selling, General and Administrative ("SG&A"):

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 1996 and 1995.

 SG&A SUMMARY:

                                                          September 30,
                                      Three Months Ended                         Nine Months Ended
                                ----------------------------                ---------------------------
                                1995                    1996                1995                   1996
                          ----------------          --------------        ------------          -------
                                        %                      %                  %                          %
                            $         Sales         $        Sales        $      Sales          $          Sales
                          -----------------      -----------------      --------------         -----------------
                                                          ( dollars in thousands)

Sales and marketing       $1,516       51%       $2,275       37%       $4,074       54%       $6,182       39%
Administration               451       15%          791       13%        1,243       16%        1,953       12%
                          ------       --        ------       --        ------       --        ------       --
   Total SG&A             $1,967       66%       $3,066       50%       $5,317       70%       $8,135       51%
                          ======       ==        ======       ==        ======       ==        ======       ==

SG&A expense for the three and nine months ended September 30, 1996 increased to $3.1 million and $8.1 million from $2.0 million and $5.3 million for the three and nine months ended September 30, 1995 respectively. SG&A expense as a percent of net sales declined to 50% and 51% for the three and nine months ended September 30, 1996 compared to 66% and 70% for the same periods during 1995. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense is the result of the Company's decision to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and expenses associated with the ongoing support activities resulting from the BioTek acquisition. Increases in administrative expenses are associated with the Company's regulatory strategy and costs associated with supporting an expanding business base.

Amortization of Intangibles:

As a result of the acquisition of BioTek, the Company has recorded certain intangible assets. These intangible assets include developed technology, customer list, goodwill and other intangible assets which are amortized to expense over a period of 15 to 20 years based upon the Company's estimate of the economic utility of these assets. As a result, the Company will charge to expense each quarter approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to ensure their continued value. Should the Company determine that any of these assets are impaired it will write them down to their estimated fair market value.


LIQUIDITY AND CAPITAL RESOURCES:

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $33.7 million as of September 30, 1996. The Company has funded its operations primarily through the private placement of approximately $31.0 million in equity and debt securities and its July 1996 initial public offering which resulted in net proceeds to the Company of $18.3 million (after giving effect to the partial exercise of the underwriter's over-allotment option). As of September 30, 1996 the Company's principal source of liquidity consisted of cash and cash equivalents of $17.1 million and borrowing capacity under its bank term credit facility and revolving line of credit. The bank term loan facility of $2.0 million was repaid in full on July 30, 1996 from the proceeds of the Company's initial public offering. The Company also has a $2.8 million revolving bank credit facility. As of September 30, 1996 approximately $0.4 million of this revolving line of credit had been utilized for letters of credit to facilitate certain contract manufacturing arrangements for the production of TechMate instruments leaving an available revolving credit facility of approximately $2.4 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate plus 2.0% per annum. On September 9, 1996 the Company offered to redeem up to $4.0 million of an aggregate of $14.2 million of convertible subordinated notes ( the "Notes") issued in connection with the BioTek acquisition provided that holders of these Notes agree to an early payment discount of 9.5% of the face value of their Notes. On October 18, 1996 the Company redeemed approximately $3.7 million of these Notes at a discounted value of approximately $3.4 million. All Notes tendered for redemption were redeemed on the foregoing terms. The remaining balance of the Notes of approximately $10.5 million, which bears interest at 7% per annum, will remain outstanding until its due date in late February 1998, or will be repaid sooner if the Company elects to retire all, or a portion, of this debt early. The Company expects to use approximately $2.8 million of its available capital resources during the next twelve months for capital expenditures for manufacturing capacity expansion and enhancements to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for repayment of the remaining Notes and for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest bearing, investment grade securities.

During the nine months ended September 30, 1996 the Company used for operations and investing activities approximately $10.9 million in cash versus $2.7 million for the nine months ended September 30, 1995. The increase in cash usage of approximately $8.3 million during 1996 compared to 1995 is the result of the following activities:

Improvement in operating results              $(9,125)
Write-off of In Process R&D                     7,900
BioTek integration and merger costs             2,294
Change in depreciation and amortization           584
Increase in working capital utilization        (3,990)
Capital expenditures (including RP's)            (171)
Acquisition of intangible assets               (3,251)
BioTek acquisition                             (2,500)
                                              -------
         Total                                $(8,259)
                                              =======

The Company believes that its existing capital resources and interest earned thereon, together with available borrowing capacity under bank credit facilities will be sufficient to satisfy its working capital requirements through at least 1997. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or RP's, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS:

The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information contained herein, the matters contained in this report include forward looking statements that involve risk and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company's business, results of operations and financial condition.

The following discussion of the Company's risk factors should be read in conjunction with the foregoing Management Discussion and Analysis of financial condition and results of operations and the Company's financial statements and related notes thereto. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

On October 14, 1996, the Company transmitted a Notice of Breach of contract to CMS and its parent company, Fisher Scientific, Inc., relating to its Distribution Agreement with the Company's wholly owned subsidiary BioTek Solutions, Inc. As a result of CMS's breach, the Company has implemented a program to allow BioTek customers to voluntarily elect to use BioTek and Ventana as their direct supplier of BioTek consumables.

MANUFACTURING RISK. The Company has only manufactured patient priority instruments and reagents for commercial sale since late 1991. Manufacturing of the Company's batch processing instruments is performed by third parties. As the Company continues to increase production of such instruments and reagents and develops and introduces new products, it may, from time to time, experience difficulties in manufacturing. The Company completed the consolidation of the former BioTek reagent manufacturing into its Tucson facility during July 1996. The Company must continue to increase production volumes of instruments and reagents, in a cost effective manner, in order to be profitable. To increase production levels, the Company will need to scale-up its manufacturing facilities, increase its automated manufacturing capabilities and continue to comply with current GMP regulations prescribed by the FDA and other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries, including the International Standards Organization ("ISO") 9000 Series certifications.

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

DEPENDENCE UPON THIRD PARTY MANUFACTURERS FOR BATCH PROCESSING INSTRUMENTS. The Company relies on two outside parties to manufacture its batch processing instruments. There can be no assurance that these manufacturers will be able to meet the Company's product needs in a satisfactory, cost effective or timely manner. The Company's reliance on third-party manufacturers involves a number of risks, including the absence of guaranteed capacity, reduced control over delivery schedules, quality assurance issues and costs. The amount and timing of resources to be devoted to these activities by such manufacturers are not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future.

RISKS ASSOCIATED WITH PAST ACQUISITIONS. In February 1996 the Company acquired BioTek. Although the Company has no pending agreements or commitments, the Company may make additional acquisitions of complementary technologies or products in the future. Acquisitions of companies, divisions of companies, or products entail risks, including: (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention,
(iii) loss of key employees of acquired operations and (iv) large one-time write-off and similar accounting changes including amortization of acquired goodwill. No assurance can be given that the Company will not incur problems in integrating BioTek's operations or any future acquisition and there can be no assurance that the acquisition of BioTek, or any future acquisition, will result in the Company becoming profitable or, if the Company achieves profitability, that such acquisition will increase the Company's profitability. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid.

RISKS RELATING TO PATENTS AND PROPRIETARY RIGHTS. The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. There can be no assurance that the Company's patent applications will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged. Others may independently develop products similar to those of the Company or design around or otherwise circumvent patents issued by the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation which could result would result in significant cost to the Company as well as diversion of management time.

BioTek is a party to litigation initiated by BioGenex Laboratories, Inc. ("BioGenex") relating to certain alleged past infringements of patent rights of BioGenex. The Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF FUTURE FUNDING OF CAPITAL REQUIREMENTS. The Company anticipates that its existing capital resources, including the net proceeds of this Offering and interest earned thereon, will be adequate to satisfy its capital requirements through at least 1997. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or through RPs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and timing of regulatory approvals. The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company, or at all. Any such future capital requirements would result in the issuance of equity securities which could be dilutive to existing stockholders.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the retention of principal members of its management, scientific, technical, marketing and sales staff and the recruitment of additional personnel. The Company does not maintain "key person" life insurance on any of its personnel. The Company competes with other companies, academic institutions, government entities and other organizations for qualified personnel in the areas of the Company's activities. The inability to hire or retain qualified personnel could have material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATED TO GOVERNMENT FUNDING. A portion of the Company's products are sold to universities, research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. However, research funding by the government may be significantly reduced under several budget proposals under consideration in the United States Congress, or for other reasons. Any such reduction may materially affect the ability of the Company's research customers to purchase the Company's products.

FDA AND OTHER GOVERNMENT REGULATIONS. The manufacturing, marketing and sale of the Company's products are subject to extensive and rigorous government regulations in the United States and other countries. In the United States, and certain other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA regulates, as medical devices, clinical diagnostic tests and reagents, as well as instruments used in the diagnosis of adverse conditions. The Federal Food, Drug and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. There are two principal FDA regulatory review paths for medical devices: 510(k) process and the PMA process. The PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process. Regulator's of medical devices in foreign countries where the Company operates have regulations similar to the United States in most cases. Additionally, the Company is required to comply with the FDA's GMP regulations. These regulations mandate certain operating, control and documentation procedures when manufacturing medical products, instruments and devices.

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

BROAD DISCRETION OF MANAGEMENT TO CAPITAL RESOURCES.   The Company  used
approximately $3.4 million of the net proceeds from of its initial public offering to repay Notes prior to its due date at the end of February 1998. The Company received a 9.5% discount on the portion of the Notes which were retired early. The Company anticipates that its remaining capital resources will be used for capital expenditures, working capital and general corporate purposes. The Company's management has broad discretion in determining the amount and timing of expenditures.

CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER PROVISIONS. The Company's stockholders prior to the initial public offering beneficially owned after such offering approximately 55% of the Company's outstanding Common Stock. These stockholders will be able to elect all members of the Company's Board of Directors and will have the ability to control corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. In addition, the Board of Directors has the authority, without action by the stockholders, to fix the rights and preferences of, and issue shares of one or more series of preferred stock, which may have the effect of delaying or preventing a change in control of the Company, and to issue additional Common Stock which could be dilutive to existing stockholders. In addition, provisions in the Company's Certificate of Incorporation and Bylaws: (i) prohibit stockholders from acting by written consent without a meeting or calling a special meeting of stockholders, (ii) require advance notice of business proposed to be brought before an annual or special meeting of stockholders and (iii) provide for a classified board of directors. The amendment or modification of these provisions will require the affirmative vote of the holders of 66 2/3% of the outstanding shares of Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE. Prior to the Company's initial public offering on July 26, 1996, there was no public market for the Company's Common Stock or any other securities of the Company. There can be no assurance that an active trading market for the Company's Common Stock will continue to develop or, if developed, will be sustained. The market price of the Company's Common Stock, similar to the securities of other medical device and life sciences companies, is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and other governmental regulations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in financial analysts' estimated earnings or recommendations regarding the Company and general market conditions may have a material adverse effect on the market price of the Company's Common Stock. The Company's results of operations may, in future periods, fall below the expectations of public market analysts and investors and, in such event, the market price of the Company's Common Stock could be materially and adversely affected.

ABSENCE OF DIVIDENDS. The Company has not declared or paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. In addition, the Company's bank credit agreement currently prohibits the Company from paying cash dividends.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In July 1996, a majority of the then outstanding shares of Common Stock and Preferred Stock of the Company approved by written consent, in lieu of a meeting of stockholders, the following: (i) the approval of the amendment and restatement of the Company's Certificate of Incorporation to effect a reverse stock split, authorize a class of undesignated preferred stock, change certain rights and preferences of the Company's Series A, C and D Preferred Stock and eliminate the right of stockholders to act by written consent following an initial public offering, (ii) the approval of a further restatement of the Company's Certificate of Incorporation to eliminate reference to the Company's Series A, C and D Preferred Stock following the completion of an initial public offering, (iii) the approval to restate the Company's Bylaws to change the persons authorized to call special stockholders, eliminate the right of stockholders to act by written consent following the completion of an initial public offering, establish an advance notice requirement for business to be conducted at meetings of shareholders, establish a classified board of directors effective upon the completion of an initial public offering and make certain other changes; (iv) the approval, effective upon the completion of an initial public offering, dividing the directors into three classes: Class I consisting of directors C. Anthony Stellar, James M. Strickland and James R. Weersing, Class II consisting of directors Rex J. Bates, Michael R. Danzi and Edward M. Giles and Class III consisting of directors Jack W. Schuler, R. James Danehy, Thomas M. Grogan and John Patience, with terms of office of Class I, II and III directors to expire upon the Company's 1997, 1998 and 1999 annual meeting of stockholders, respectively; (v) the approval to adopt the 1996 Stock Option Plan and reservation of 1,000,000 post split shares of Common Stock of the Company for issuance under the Plan; (vi) the approval to adopt the 1996 Employee Stock Purchase Plan and reservation of 200,000 post split shares of the Company's Common Stock for issuance under the Plan; (vii) the approval to adopt the 1996 Director Stock Option Plan and reservation of 250,000 post split shares of the Company's Common Stock for issuance under the Plan; and (viii) the approval to reserve an additional 34,167 shares of pre-split Series D Preferred Stock for issuance to the Company's 1991 Employee Stock Purchase Plan.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

              11.1 Statements of Computation of Weighted Average Shares Outstanding ( Actual and Pro Forma).

              27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K.

             There were no reports on Form 8-K filed by the Company for the quarter ended September 30, 1996.

                                    SIGNATURE




Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Ventana Medical Systems, Inc.



Date:   November 7, 1996.             By: /s/ R. Michael Rodgers
                                          --------------------------------
                                      R. Michael Rodgers
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary.
                                       ( Principal Financial and Accounting
                                        Officer)