Form 10-K405
period 1996-12-31
VENTANA MEDICAL SYSTEMS INC
filed 1997-03-31
CIK 893160

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM                TO                .

                    COMMISSION FILE NUMBER:

                         VENTANA MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-2976937
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

 3865 NORTH BUSINESS CENTER DRIVE TUCSON, AZ                 85705 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (520) 887-2155

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $0.001 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $148,006,304, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 1996, the Registrant had outstanding 10,978,238 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.
================================================================================

                         VENTANA MEDICAL SYSTEMS, INC.

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.................................................................................    1
        Item 1.    BUSINESS............................................................    1
        Item 2.    PROPERTIES..........................................................   25
        Item 3.    LEGAL PROCEEDINGS...................................................   25
        Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................   25
PART II................................................................................   26
        Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS.............................................................   26
        Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA................................   27
        Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS...............................................   28
        Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................   36
        Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE................................................   36
PART III...............................................................................   36
        Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................   36
        Item 11.   EXECUTIVE COMPENSATION..............................................   40
        Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......   42
        Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................   44
PART IV................................................................................   45
        Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.....   45

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Ventana was incorporated in California in June 1985 and was reincorporated in Delaware in December 1993. As used in this Report on Form 10-K, the terms "Ventana" and the "Company" refer to Ventana Medical Systems, Inc. and its subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH and BioTek Solutions, Inc. ("BioTek") unless the context otherwise requires. The Company's principal executive offices are located at 3865 North Business Center Drive, Tucson, Arizona 85705. Its telephone number is (520) 887-2155.

  Overview

     Ventana develops, manufactures and markets proprietary instrument/reagent systems that automate IHC and ISH tests for the analysis of cells and tissues on microscope slides. These tests are important tools used in diagnosing and selecting appropriate treatment for cancer. The Company believes that it is the worldwide leader in the automated IHC testing market, as the Company estimates that its worldwide installed base of 801 instruments as of December 31, 1996 is approximately four times as large as the combined installed base of all of the Company's current competitors. Ventana has placed instruments with 36 of the 42 leading cancer centers according to U.S. News & World Report and 35 of the 42 cancer centers identified as principal cancer research centers by the National Cancer Institute, including the Mayo Clinic, the Dana Farber Cancer Institute, The Johns Hopkins University, the M.D. Anderson Cancer Center and the Fred Hutchinson Cancer Center. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies with each test conducted. Consequently, two key elements of the Company's strategy are to increase the number of instrument placements and to maximize the recurring revenue stream per placement through increased sales of reagents and supplies.

     In late 1991, Ventana began commercial shipment of its first system, the Ventana 320 instrument and related reagents used for automated IHC tests. Since then, Ventana has developed and introduced the Ventana ES, the successor to the 320, as well as the Ventana gen II, which is capable of performing ISH tests in addition to IHC tests. These patient priority systems use Ventana's proprietary horizontal slide processing technology to perform multiple tests rapidly on a single patient biopsy. In February 1996, Ventana acquired BioTek which introduced its first automated IHC system, the TechMate 1000, in 1992, and has also introduced the successor TechMate 250 and TechMate 500 instruments. BioTek's batch processing systems use proprietary vertical slide processing technology to reliably and cost effectively process high volumes of single tests on multiple patient biopsies. These complementary product lines enable Ventana to serve a broad range of customers. Smaller hospitals, which generally do not handle a high volume of cancer patients, typically use patient priority systems to meet their automated testing needs. Reference and research laboratories which serve numerous institutions typically use batch processing systems to process large volumes of tests. Large hospitals with a high volume of patients and a broad range of test requirements may use both patient priority and batch processing systems.

     Cancer is the second leading cause of death in the United States, accounting for approximately 25% of deaths (approximately 555,000 deaths per year). Currently, approximately 10 million people in the United States have a history of invasive cancer, and it is estimated that 1.4 million new cases of invasive cancer will be diagnosed each year. Recent studies have indicated that the mortality rates of certain types of cancer have decreased which may be attributed to, among other factors, earlier detection and selection of appropriate therapies. The vast majority of IHC testing associated with cancer diagnosis and treatment in the United States is conducted in an aggregate of approximately 2,200 clinical institutions and reference and research laboratories which the Company estimates creates the opportunity for the placement of as many as 2,500 automated IHC testing instruments. The Company believes that less than 25% of such institutions and laboratories currently conduct IHC testing on an automated basis. The international market for automated

IHC and ISH testing is estimated by the Company to be approximately 1.2 times the size of the United States market, with Europe accounting for the majority of the international market potential.

     Currently most IHC testing is performed manually which often yields inconsistency of test results. As compared to manual IHC testing, Ventana's automated systems provide improved reliability, reproducibility and consistency of test results. The systems' economic advantages include improved visualization quality and faster turnaround time, increased test throughput, a reduced dependence on skilled laboratory technicians and reduced cost per test. Additional benefits include the ability to perform new and emerging diagnostic tests, improved visual clarity which aids the interpretation of test results and the ability to obtain maximum clinical information from minimally sized biopsies. The Company believes it will play a critical, expanding role in cancer science as researchers will use Ventana systems to accelerate the identification and development of new tests and that its installed base of instruments will speed the commercialization and clinical implementation of such new tests. The Company anticipates that its reagent test menu will expand due to the major emphasis of cancer research on the identification of new prognostic IHC and ISH indicators.

  Acquisition of BioTek

     Ventana acquired BioTek in February 1996 for total consideration of $19.1 million. The acquisition of BioTek enhanced Ventana's competitive position and enabled the Company to become the worldwide leader in the automated IHC and ISH testing market. Ventana's installed base increased by 287 instruments as a result of the acquisition which also increased the aggregate recurring revenue stream from reagents and supplies sold to customers. The acquisition also enabled Ventana to add a number of prestigious cancer centers to its list of customers. BioTek's product line complements Ventana's and enables the Company to meet the differing needs of customers requiring patient priority or batch processing systems, or both. The acquisition also created the opportunity for operational synergies including the change to higher value-added activities and consolidation of reagent manufacturing, the rationalization of sales and marketing forces and the elimination of redundant regulatory, general and administration functions and personnel.

     Historically, BioTek generated lower gross margins than Ventana due to its employment of a different business strategy which primarily involved the use of third parties for key activities. BioTek's instruments were produced by third-party manufacturers which prevented BioTek from capturing manufacturing margin. BioTek's instruments have an open configuration, enabling the customer to use reagents purchased from BioTek or others, which impacted both the price and volume of reagents purchased by customers from BioTek. In contrast, Ventana's instruments have a closed configuration requiring the customer to use Ventana's prepackaged detection chemistries. BioTek also realized lower gross margins on reagents than Ventana due to its utilization of intermediate materials in the manufacturing process which resulted in the capture of fewer value-added steps. BioTek used Curtis Matheson Scientific, Inc. ("CMS") and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced both lower gross margins on its United States sales than if it had sold its products directly and a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements.

     Ventana is continuing to integrate the operations of BioTek into the Ventana business model, in which manufacturing, sales and marketing activities are performed by Company employees. In May 1996, the Company completed the integration of the BioTek and Ventana direct field sales and technical personnel. The Company does not intend to renew the United States distribution agreement with CMS which expires in April 1998. The Company has entered into an Amendment Agreement with DAKO relating to certain provisions of the distribution agreement between BioTek and DAKO, which agreement expires in December 1999. In September 1996, the Company completed the consolidation of BioTek's reagent manufacturing into Ventana's Tucson facilities. The Company believes that in the near term it will be more cost effective to continue sourcing batch processing instruments from third-party manufacturers. The Company has entered into manufacturing agreements with Kollsman Manufacturing Company, Inc. ("Kollsman") for production of the TechMate 500 instrument and with LJL BioSystems, Inc. ("LJL") for production of the TechMate 250 instrument.

INDUSTRY OVERVIEW

     This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning the risk of cancer; cancer screening; improvements in automated IHC; business strategy; development and introduction of new products; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

  Immunohistochemistry

     Cancer is the second leading cause of death in the United States accounting for approximately 25% of deaths (approximately 555,000 deaths per year). Currently, approximately 10 million people in the United States have a history of invasive cancer, and it is estimated that 1.4 million new cases will be diagnosed each year. In the United States, the lifetime risk of developing invasive cancer is 47% for males and 38% for females. The risk of developing cancer increases with age. Among the principal forms of cancer are prostate, lung, breast, colon, rectal, urinary, ovarian and cervical cancer, along with leukemia and lymphoma.

     Early detection is one of the primary factors in increasing the long term survival of cancer patients. It is believed to be at least partially responsible for decreases in mortality rates that have recently been observed for several types of cancer. Health care professionals are increasing their emphasis on and use of screening and early detection programs for cancer because cancer treatments are generally significantly more effective and less costly the earlier that cancer is detected. Complementing screening and early detection are recent advances in less invasive biopsy methods that can obtain tissue samples from progressively smaller tumors. As a result of these developments, there has been a steady increase in the initial diagnosis of invasive cancer. However, smaller tissue samples are often difficult to analyze with traditional diagnostic tests, increasing the dependence of surgical pathologists on IHC for accurate diagnosis of early stage cancer.

     After preliminary screening of a biopsy to determine the presence of cancer, IHC is the principal diagnostic test method used for cancer diagnosis and therapy selection. IHC tests use specific antibodies to identify and detect antigens (proteins) in cells and tissues which assist pathologists in assessing various aspects of a patient's cancer. IHC tests, or assays, have two major components: primary antibodies and detection chemistries. The primary antibody is the specific antibody used to bind to the antigen in question. Detection chemistries are composed of multiple reagents including secondary antibodies, enzyme conjugates/complexes and chromogenic enzyme substrates which allow visualization of the primary antibody.

     IHC tests are performed on cells and tumor tissue to:

          - determine the type of cancer

          - determine the site of the primary tumor

          - determine the degree of malignancy

          - determine if the cancer has metastasized

          - assist in the selection of the most appropriate therapy

          - monitor patient progress

          - develop a prognosis

     Correct prognosis is essential in selecting the appropriate therapy regimen and monitoring program for individual cancer patients. IHC assays provide significant prognostic information such as cell cycle and hormone receptor status which, in many cases, cannot be obtained from other tests. This information allows the pathologist to improve risk assessment on an individual patient basis. IHC testing is therefore instrumental to controlling and reducing health care costs and improving cancer survival rates because earlier, more accurate diagnoses and prognoses can lead to earlier, more targeted therapy and may reduce the risk of use of an incorrect or inappropriate treatment.

     Manual IHC assays require skilled technical personnel to perform as many as 60 individual processes and can require several days to complete. For the assay to be successful, each process must be performed in the proper sequence and for the proper length of time. In addition, the length of time and the reagents used for each of the steps varies depending upon the primary antibody used in the assay. The complexity of manual IHC assays leads to poor reproducibility and inconsistency of results. Therefore, while IHC has been used routinely in clinical diagnosis for over 10 years, the requirement of skilled technical personnel, labor intensity (approximately 40 slides per day per technician) and lack of standardization has limited the growth of clinical IHC.

     The development of new diagnostic systems composed of instruments and reagents has resulted in the automation of tests in a number of diagnostic market segments. The trend toward automation of diagnostic testing began in the 1960s with the automation of hematology testing by Coulter Electronics Corporation and clinical chemistry testing by Technicon Instruments Corporation. In the 1980s, Abbott Laboratories, Inc. ("Abbott") introduced two instruments with proprietary prepackaged reagents to automate immunoassay tests performed on serum or urine. Ventana's systems are fundamental enabling technologies that overcome major obstacles, including the inherent limitations of manual processing, which have historically prevented both the broader use and growth of IHC.

  In Situ Hybridization

     ISH tests are advanced tests for infectious disease and cancer diagnosis and other applications that generate visual signals based on probes used to detect the presence of specific nucleic acids (DNA/RNA) contained in a cell. Over the next decade, Ventana believes that ongoing research and development in the field of molecular analysis will result in the continued introduction of new IHC and ISH tests.

     ISH assays are technically far more challenging and labor intensive than IHC assays. In addition to requiring a similar number of processes which must be performed in the proper sequence and for the proper length of time, ISH assays require multiple wash solutions, or buffers, and the temperature at which each of the steps must be executed typically ranges from 37 degrees C to 98 degrees
C. Furthermore, the conditions for each of these processes is dependent upon the specific probe being used. Due to this extreme degree of technical difficulty, there are very few clinical laboratories capable of performing manual ISH assays. Ventana's gen II system represents a fundamental enabling technology for the rapid, accurate and cost effective identification of unique RNA and DNA (probe diagnostics) and is designed to overcome the inherent limitations of manual processing.

VENTANA STRATEGY

     The Company's strategy is to strengthen its worldwide leadership position in the automated IHC testing market and to develop and expand the automated ISH testing market. In order to implement this strategy, the Company intends to:

     Maximize Instrument Placements. The Company's strategy is to strengthen its competitive position in the automation of IHC testing by establishing a larger installed base of instruments that current or future market entrants must overcome. The Company estimates that its worldwide installed base of 801 instruments is approximately four times as large as the combined installed base of instruments of all of the Company's current competitors. The Company believes that its placement of instruments in 35 of the 42 cancer centers identified as principal cancer research centers by the National Cancer Institute provides a powerful reference tool for potential new customers. To facilitate instrument placements, the Company offers customers a wide selection of instruments which address the patient priority needs of hospital clinical laboratories and the batch processing needs of large hospitals and reference and research laboratories. In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including RPs, and to expand the range and price points of its instrument offerings. In an RP, the Company provides the customer with the use of an instrument with no capital investment with the objective of creating recurring reagent revenue. The Company believes it can accelerate the rate of expansion of its installed base by increasing its emphasis on the placement of instruments through RPs because the required capital investment associated with a purchase, a significant sales hurdle for many customers, will be eliminated. In addition, the Company has commenced international commercial shipments of a lower cost batch processing instrument, the TechMate 250.

     Maximize Revenue Stream Per Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. The Company seeks to increase this revenue stream by converting all existing manual tests performed by the customer to full automation and by selling to the customer all reagents required for such tests. The Company then seeks to have the customer expand its test menu through the inclusion of all tests that are offered by Ventana as well as new tests as they are introduced. To meet these objectives, the Company's systems have been designed as broad enabling platforms which permit customers to easily expand their test menu. The Company also has a comprehensive customer education program which includes on-site technical training in instrument use, user group meetings and Company-sponsored national teleconferences with leading medical experts who regularly update customers on diagnostic and testing developments.

     Develop New and Enhanced Products. Since 1991, the Company has successfully introduced and commercialized the Ventana ES, the Ventana gen II and the TechMate 500, as well as 76 new reagents. The Company commenced commercial shipments of its lower cost batch processing instrument, the TechMate 250, in international markets in the fourth quarter of 1996 and intends to introduce a lower cost patient priority instrument which it expects will be placed through RPs in order to provide greater financial flexibility for its customers in instrument procurement. Ventana recently initiated broad-scale commercialization of its gen II ISH system and has placed 31 systems in leading research sites in the United States and Europe. Ventana has also developed a second generation estrogen receptor ("ER") assay for use in breast cancer diagnosis. The assay incorporates an improved primary antibody clone which significantly increases the assay's sensitivity. The Company commenced sales of the improved ER assay for research use only in the fourth quarter of 1996. The Company intends to continue to innovate in the field of automated cellular diagnostics through the development and introduction of new instruments, software and reagents.

     Encourage Standardization of Clinical Diagnostic Practices. The Company intends to support efforts to standardize clinical practices in the diagnosis and complete characterization of various types of cancer through professional education programs for pathologists and research collaborations. Uniform practice guidelines for the laboratory diagnosis of cancer are just now beginning to be established and accepted. As an example, the American Society of Clinical Oncology recently released its recommendations for the use of selected hormone/protein markers in which it recommended that all breast cancer cases be tested for estrogen receptor and progesterone receptor in order to select the optimal course of therapy. The Company's automated systems allow for the widespread standardization of testing methods that could be clinically relevant in this effort. In addition, the Company's educational programs will be designed to disseminate these and other practice recommendations as they are developed and to assist clinicians and professional organizations in the formulation of additional guidelines.

     Expand Intellectual Property Position. The Company seeks to expand its intellectual property position by entering into strategic alliances, acquiring rights of first refusal on future commercial developments and licensing existing technologies. The Company evaluates and intends to pursue the licensing of nucleic acid probe technology for ISH applications from biopharmaceutical companies, research institutions and others. In conjunction with gen II system placements, the Company has and continues to enter into agreements with customers which provide the Company with a right of first refusal to commercialize new tests developed by such customers for use on the gen II system. The Company believes customers are willing to enter into these arrangements because the gen II is an enabling platform that facilitates the development and commercialization of new ISH tests.

PRODUCTS

     The Company offers proprietary systems composed of instrumentation, reagents and consumable products which are designed to enable clinical and research laboratories to perform standardized IHC and ISH testing. The proprietary nature of the Company's systems is based upon the interrelationship among the electronics and mechanical and software control of the instrument and the stabilization, composition, packaging and delivery of reagents. The Company's broad line of products includes patient priority systems targeted to hospital clinical laboratories and batch processing systems targeted to large hospital clinical laboratories and reference and research laboratories. The Company's patient priority systems are "closed" in that customers must purchase detection chemistries from Ventana in order to operate the instruments. Although the Company's existing batch processing systems are "open," providing the customer with the ability to purchase reagents from either the Company or other sources, users of more than 85% of the Company's United States installed batch processing systems regularly purchase reagents from the Company. The following are the principal benefits of automated cellular and tissue analysis using the Company's integrated systems as compared with manual methods:

          - improved reliability, reproducibility and consistency of test results

          - faster turnaround time for test results

          - increased test throughput for the testing laboratory

          - ability to perform new and emerging molecular tests

          - reduced dependence on skilled laboratory technicians

          - ability to perform special staining applications (batch processing instruments)

          - ability to obtain maximum clinical information from minimally-sized biopsies

          - ability to document processing protocols (patient priority instruments)

          - enhanced cellular differentiation through multiple staining on a single slide

          - standardization of slide preparation among institutions

     In addition to these critical clinical and operational advantages, the Company has determined that its automated approach has cost advantages as well. To confirm the cost advantages of automated analysis using the Company's instruments as compared to manual methods, the Company completed a cost study involving 11 representative users of the Company's systems. These users encompass a cross-section of the Company's customers and include hospitals of varying sizes and a reference laboratory. The cost data compiled in the study was based on the users' internal allocations of IHC test costs and includes equipment amortization. The results of the study indicate that automated IHC analysis using the Company's products results in cost savings per test of approximately 10% as compared to manual methods.

  Instrument Products

     Patient Priority Instruments. Ventana currently offers two patient priority systems, the Ventana ES and the Ventana gen II. The Ventana patient priority systems provide a complete automated approach, requiring users to only prepare specimens and place them on microscope slides. The patient priority systems are barcode driven and are designed for multiple tests on a single patient biopsy with rapid turnaround time and walk-away convenience. A barcode label affixed to each slide positively identifies the slide and the test procedures to be performed. Up to 40 slides can be processed at one time in the reaction chamber of the instrument utilizing as many as 25 individual reagents, providing the user with significant flexibility. The instrument scans the barcodes on the slides and the reagent dispensers and processes each slide with the unique steps necessary to perform each test. The Company's proprietary software controls all aspects of the test procedures. The steps of dispensing, incubating (i.e. temperature and time control) and washing are performed by the instrument using a series of proprietary chemical/mechanical methods developed by Ventana. These methods are critical to obtaining precise, sensitive and rapid test results and make the system reliable and easy to use. Typically, the processing of slides on the instrument requires less than two hours.

     The Ventana gen II uses the same basic architecture as the Ventana ES instrument and has additional functions enabling it to perform ISH tests. These functions are (i) an improved heating system which allows for incubation temperatures of up to 98 degrees C, (ii) rapid incubation temperature cycling and (iii) additional and improved wash stations which permit the use of multiple buffers and instrument controlled changes in the concentration of buffers. Ventana's gen II system represents a fundamental enabling technology for the rapid, accurate and cost effective identification of unique RNA and DNA (probe diagnostics) and is designed to overcome the inherent limitations of manual processing.

     The Company is currently in the process of developing a new IHC instrument, the NexES, a patient priority system having IHC capabilities similar to the Ventana ES. Unlike the Ventana ES, the NexES is based upon a modular design and an external personal computer with a Windows 95 operating environment for software control. Each module holds up to 20 slides in the reaction chamber and 25 reagents in its reagent carousel. The modular design of the NexES and external personal computer will permit the linkage of up to eight NexES modules together, creating the capacity to process up to 160 slides. The NexES will therefore offer users a significant degree of flexibility as users can purchase from one to eight modules depending upon their test volume requirements. Initial prototypes of the NexES are currently at the in-house testing stage with beta site testing scheduled for early 1997. Commercial introduction of the NexES is currently scheduled for the first half of 1997.

     Batch Processing Instruments. The Company's line of TechMate batch processing instruments are designed for large volume testing using a single antibody on multiple patient biopsies and research applications in which long incubation times and unique detection chemistries are required. The Company's batch processing instruments employ capillary action to perform IHC tests. Patient biopsies are placed on capillary gap slides which maintain a space of predetermined width between adjacent slides when loaded into TechMate systems. Reagents are loaded into disposable reagent trays and programmable software directs the instrument to apply the reagents in the proper sequence. The instrument immerses the bottoms of the slides in the reagents as programmed and the reagents are drawn up the slide and over the tissue specimen by capillary action. After each reagent application and incubation, the instrument removes the reagent from the specimen by placing the slides onto disposable blotting pads.

     The Company's original batch instrument, the TechMate 1000, has a 300 slide capacity. This large capacity is suited to large reference laboratories which run a limited number of antibody tests on vast numbers of patient biopsies. The Company has ceased production of the TechMate 1000. The successor instrument, the TechMate 500, has a 120 slide capacity, which is applicable to both large and moderately-sized reference laboratories and large research laboratories. The Company has completed development of and has initiated commercial production of the TechMate 250 instrument. The TechMate 250, which has a 40 slide capacity, is targeted primarily for the European and other international markets.

  Reagent and Consumable Products

     REAGENT PRODUCTS

     Reagent products are composed of primary antibodies and detection chemistries, each of which is required for an IHC test. Customers that have patient priority systems must use Ventana detection chemistries on all tests; such customers have the option of purchasing primary antibodies from Ventana or other sources. Customers who have the Company's batch processing systems have the option of purchasing both antibodies and detection chemistries from Ventana or other sources. Users of more than 85% of the Company's United States installed batch processing systems regularly purchase reagents from the Company.

     Primary Antibodies. Ventana sells a line of in excess of 30 primary antibodies used to detect antigens in combination with detection chemistry kits on the Company's instruments. Ventana markets all of the antibodies used to perform the IHC tests that currently account for approximately 85% of total IHC test volume.

     Detection Kits. Detection chemistries typically account for approximately 65 - 70% of the total expenditures for reagents required to perform IHC tests using the Company's instruments. Ventana produces a line of detection chemistries for use on both patient priority and batch processing systems which provide the user with standardized reagents, thereby giving the user convenient and rapid results. The detection chemistries have been developed by the Company using proprietary formulations which, when combined with the Company's primary antibodies and other reagents, optimize the results of tests performed on the Company's instruments. These kits generate the visual signal in an IHC reaction at the site where a primary antibody is bound to a specific antigen or molecule in the cell or tissue. The patient priority system utilizes detection kits which include (i) a DAB Kit which generates a brown color; (ii) an AEC Kit which generates a deep red color;
(iii) an Alkaline Phosphatase Red Kit which generates a bright red color; and
(iv) an Alkaline Phosphatase Blue Kit which generates a deep blue color. The Company currently sells DAB and Alkaline Phosphatase Red for use with its batch processing instruments. The detection kits are designed to perform tests on a wide variety of specimens, so a laboratory can, for example, perform tests on tissue preserved in paraffin and on frozen tissue simultaneously. The Company's detection chemistries have been formulated to provide long term stability for reproducibility and ease of use as well as a high signal to noise ratio for optimal sensitivity.

     CONSUMABLE PRODUCTS

     Ventana offers a line of consumable ancillary products that are necessary for processing slides on the Company's instruments. These include buffers for optimizing the IHC reaction and counterstains for staining cell nuclei, which are used with both patient priority and batch processing instruments. The buffers ensure good morphology, low backgrounds and high signals. The counterstains provide additional convenience for the customer by eliminating the need for additional processing of the slides after staining on the instrument. For use with patient priority instruments, Ventana also supplies a proprietary liquid coverslip used to inhibit evaporation during processing in the instrument, fixatives for maintaining the morphology of cells or tissues, enzymes for unmasking antigens and slide barcodes for use in identifying the slide and its specific IHC reaction steps. For use with batch processing instruments, the Company also provides disposable reagent trays which are used to hold the reagents during IHC reactions, capillary gap slides and wicking pads used for reagent removal between applications.

MARKETS AND CUSTOMERS

     There are approximately 4,200 acute care hospitals and clinics in the United States. Of these, there are approximately 1,900 hospitals with over 200 beds which perform the vast majority of surgical and other medical procedures related to cancer diagnosis and treatment. In addition, there are approximately 200 reference and research laboratories and approximately 100 biotechnology and pharmaceutical companies which also perform substantial numbers of IHC and ISH tests. These health care institutions represent a total instrument site potential of 2,200 locations. Ventana considers this to be its core market segment for cancer testing and focuses the bulk of its sales and marketing efforts on these institutions.

     The Company estimates there are as many as 2,500 instrument placement opportunities in the 2,200 potential instrument site locations in the United States. The international market for instrument placements is estimated by the Company to be approximately 1.2 times the size of the United States market. Europe is estimated to account for the majority of the international market potential, and Japan, the Pacific Rim and Latin American markets constitute the balance of the international market opportunity.

     As of December 31, 1996, the Company had 557 instrument placements in approximately 515 of the 2,200 potential United States instrument sites. The Company believes that less than 25% of such United States potential instrument sites currently conduct IHC testing on an automated basis. The Company believes that its worldwide installed base of 801 instruments as of December 31, 1996 is approximately four times as large as the combined installed base of instruments of all of the Company's current competitors.

     Ventana has placed instruments with 36 of the top 42 cancer centers according to U.S. News & World Report and 35 of the 42 cancer centers identified as principal cancer research centers by the National Cancer Institute, including the Mayo Clinic, the Dana Farber Cancer Institute, The Johns Hopkins University, the M.D. Anderson Cancer Center and the Fred Hutchinson Cancer Center.

     The Company plans to introduce a lower cost instrument for patient priority customers (the NexES) and has recently introduced a lower cost instrument in Europe for potential batch processing customers (the TechMate 250). The Company believes that lower cost systems and RP placements will have particular appeal to those hospitals which are currently losing reimbursement revenue as a result of not performing IHC tests internally. The Company's RP placement program may enhance smaller hospitals' ability to compete with larger hospitals by providing on-site IHC testing and consultation without an initial capital expenditure.

SALES, MARKETING AND CUSTOMER SUPPORT

     Ventana markets and sells its instruments and reagents in North America through a direct sales force and CMS. The Company markets and sells its instruments and reagents in Europe through a direct sales organization headquartered in Strasbourg, France, distribution relationships in certain countries and a distribution arrangement with DAKO, a manufacturer and supplier of reagents used in manual IHC testing. The distribution arrangements with CMS in the United States and DAKO in Europe were inherited with the BioTek acquisition and only relate to batch processing systems. The Company plans to seek a strategic partner for the Japanese market and is in the early stages of evaluating distributors for other geographic markets.

     Although BioTek used third parties for sales and distribution, BioTek maintained a small field sales organization in the United States in order to support the efforts of CMS. Ventana completed the integration of BioTek's field based personnel in May 1996. Ventana's direct sales force in North America now consists of 24 direct representatives, 4 regional managers, a national managed care accounts manager, a national sales manager, 7 field based technical marketing representatives and 4 field service engineers. Ventana's patient priority systems are sold through its direct sales force. The sales force is organized around geographic territories which have been designed to provide each sales representative with an approximately equal number of sales opportunities. The Company's sales representatives typically have technical backgrounds or prior medical capital equipment sales experience. The Company's sales representatives are incentivized to both increase instrument placements and maximize recurring reagent sales.

     BioTek entered into its distribution agreement with CMS in January 1993. Under the agreement, CMS has exclusive United States distribution rights for TechMate instruments and related reagents. The agreement requires CMS to make good-faith commercial efforts to purchase certain specified quantities of instruments and to maintain a sufficient inventory of reagents to meet customer requests. Under the terms of the agreement, CMS is guaranteed specified gross profit margins on instruments and reagents, subject to BioTek's prior approval of sales below prices prescribed by the agreement. Repairs, customer service and provision of spare parts are the responsibility of BioTek. BioTek is obligated to repurchase at cost all unsalable instruments and any slow-moving reagents. Unless earlier amended, replaced or terminated, the agreement with CMS expires in April 1998.

     United States sales through CMS are subject to several operating conditions. In particular, it has historically been necessary for BioTek to support, and the Company anticipates that it will need to continue to support, the efforts of CMS with direct field sales and support personnel. As a result, the Company generates lower gross margins on sales through CMS than it would generate were it to sell directly to end-users and incurs higher selling expenses than typically associated with third-party distribution arrangements. In addition, the Company believes that CMS has not fulfilled its obligations under the agreement, both with respect to purchases of units and support and promotion of batch processing instruments in the United States. The Company has formally notified CMS that it believes CMS is in default under the agreement. CMS has responded to the Company's notice, denied breach of the agreement, suggested that certain activities undertaken by the Company may represent a breach of the agreement by the Company and suggested that the Company and CMS attempt to reach a negotiated settlement. There can be no assurance that the Company and CMS will be able to reach a negotiated settlement or that the Company will not become involved in litigation or other disputes with CMS. The Company believes that the resolution of the situation with CMS will not have a material adverse effect on the business, financial condition or results of operations of the Company. As a result of these factors and due to the presence of the Company's direct sales force in the United States, the Company does not intend to renew the agreement with CMS upon its April 1998 expiration.

     Ventana's sales force in Europe consists of nine sales and support personnel located in France and Germany. This sales force markets and sells Ventana's patient priority systems direct in France, Germany and the Benelux countries and markets and sells through distribution relationships in Italy, Spain and Scandinavia.

This sales force is geographically organized and is compensated in a manner similar to the United States sales force. Ventana expects to significantly expand its direct sales and marketing activities in Europe in 1997.

     BioTek entered into its agreement with DAKO in September 1994. DAKO is a market leader in Europe in supplying reagents for use in manual IHC tests. DAKO has exclusive rights to distribute TechMate instruments and related accessories in Europe and several other territories. The agreement also permits DAKO to supply customers with its own reagents for the instruments in return for paying BioTek a fixed dollar royalty amount over a five-year royalty term for each instrument installed at a customer site. As of December 31, 1996, there were 95 instruments included in the royalty base. Under the agreement, DAKO is subject to certain minimum purchase requirements for instruments.

     In connection with BioTek's agreement with DAKO, DAKO made two loans secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. On September 25, 1996, BioTek and DAKO entered into the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. At December 31, 1996, the outstanding balance of the secured loans and prepayments was $1.2 million and $0.4 million, respectively. Of these secured loans and prepayments, $0.3 million bears interest at 5% per annum and the remaining $1.3 million does not bear interest. The secured loans and prepayments are recorded as long-term debt in the Company's Consolidated Financial Statements.

     In connection with the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. The Amendment Agreement also establishes certain minimum purchase and delivery commitments for TechMate 250 instruments, as well as pricing for certain quantities of TechMate 250 instruments. Pricing for additional quantities of TechMate 250 instruments was not resolved in the Amendment Agreement and the parties are currently in disagreement as to such pricing. Currently, DAKO is purchasing such instruments at the price levels established by the Company. However, DAKO may, pursuant to the distribution agreement, initiate binding arbitration proceedings to resolve such pricing. In the event such arbitration proceedings are initiated and are determined adversely to the Company, the pricing of TechMate 250 instruments to DAKO would be on terms less favorable to the Company than the current pricing terms and the amount of secured loans and prepayments recouped per instrument sale would also be reduced.

     In connection with the negotiations for the Amendment Agreement, DAKO and the Company have also discussed a possible broader marketing arrangement for international sales of both batch processing instruments and patient priority instruments. These negotiations are currently ongoing. There can, however, be no assurance that negotiations for this arrangement will be successfully concluded and that the Company will enter into a broader marketing arrangement with DAKO. Furthermore, during the course of ongoing discussions with DAKO since the acquisition of BioTek, DAKO has, among other things, asserted that BioTek has not fulfilled its obligations with respect to the development and commercial introduction of the TechMate 250 instrument. The Company denies this assertion and believes that it is in substantial compliance with its obligations under these development milestones. In particular, the Company believes that its contract manufacturing agreement with LJL will enable it to satisfy DAKO's requirements for TechMate 250 instruments. Nevertheless, the negotiations with DAKO could result in an attempt by DAKO to exercise contractual remedies available to it under the distribution agreement and the terms of the secured loans, which remedies include (i) requiring repayment of the secured loans in 12 equal quarterly installments commencing upon a default by BioTek and (ii) an irrevocable license to manufacture TechMate instruments for resale internationally and a related reduction in the fixed dollar royalty rate paid by DAKO to BioTek for each instrument included in the royalty base. The Company could also experience an interruption in the distribution of batch processing instruments outside the United States or become involved in litigation with DAKO with respect to the current distribution agreement, which would involve significant costs as well as diversion of management time. There can be no assurance that the Company would prevail in any litigation involving the agreement. Furthermore, there can be no assurance as to the future course or outcome of the Company's negotiations with DAKO or as to the Company's future relationship with DAKO. If DAKO were successful in obtaining a manufacturing license for TechMate instruments, the Company could experience a loss of instrument revenue which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Ventana's sales and marketing strategy for its systems is focused on increasing its penetration of the hospital and laboratory market through several instrument placement options. The Company places instruments through direct sales including nonrecourse leases, instrument rentals and the Company's RPs. In an RP, the Company provides the customer with the use of an instrument with no capital investment which creates an opportunity for the Company to generate recurring reagent revenue. The terms and conditions of RP instrument placements can vary from formal agreements specifying minimum volumes and unit pricing for reagent purchases to short-term, informal arrangements where customers purchase reagents on a month-to-month basis. Due to the working capital requirements associated with RPs, the Company has historically sought to limit the amount of instruments placed through RPs. However, the Company anticipates that the percentage of instruments placed through RPs, in particular RP placements without formal reagent purchase commitments, will increase with the introduction of the NexES and as the Company obtains the additional working capital required to support additional RP placements, which is likely in the future to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. As of December 31, 1996, the Company had placed 113 instruments through RPs.

     A key component of the Company's business strategy is to increase the sale of reagents into its installed instrument base through a high level of customer support. The Company's technical marketing representatives assist in training customers in the use of the Company's systems and seek to increase customer reagent utilization by facilitating the transfer of workload from manual procedures. Through direct customer contact, the Company's technical marketing representatives are able to promote sales of reagents and suggest new IHC test applications to customers. New customers receive initial training on the systems either in the field or at Ventana's facilities in Tucson, Arizona. The Company's technical marketing representatives then visit the customer to provide additional on-site training. Thereafter, Ventana actively supports customers with periodic product bulletins and provides 24-hour customer telephone support. Ventana actively markets its products through participation at industry trade shows, video and audio presentations by leading pathologists and direct mail.

MANUFACTURING

     The Company manufactures its patient priority instruments at its facilities in Tucson, Arizona. The Company has recently expanded its patient priority instrument manufacturing facilities and operations in Tucson and believes that this expansion will provide the Company with sufficient manufacturing capacity to meet its anticipated requirements for patient priority instruments for approximately the next three years. Components for patient priority instruments are purchased from a variety of vendors, subject to stringent quality specifications. The components are assembled by Ventana's highly skilled manufacturing technicians into finished products. A quality assurance group performs tests at regular intervals in the manufacturing cycle to verify compliance with the Company's specifications and regulatory requirements, including GMP requirements.

     A number of the components used in the ES and gen II systems are fabricated on a custom basis to the Company's specifications and are currently obtained from a limited number of sources. To date, however, the Company has not experienced any material disruptions in the supply of such components. The Company believes that additional suppliers, if required, could be obtained and qualified. To date, the Company has not experienced significant difficulties with manufacturing yields and has experienced minimal manufacturing waste in the patient priority instrument manufacturing process.

     The Company has relationships with third-party manufacturers for the manufacture of batch processing instruments. The Company has contracted with Kollsman for the manufacture of TechMate 500 instruments and with LJL for the manufacture of TechMate 250 instruments.

     Reagents sold for use with the Company's patient priority instruments are manufactured by Ventana, which purchases basic raw materials and performs value-added manufacturing processes, such as formulation and packaging, at its facilities. Certain components and raw materials, primarily antibodies, used in the manufacturing of the Company's reagent products are currently provided by single source vendors. To date, the Company has not experienced any material disruptions in supply from these vendors and has experienced levels of manufacturing waste in the reagent manufacturing process that it believes to be below industry averages. Reagents sold for use with the Company's batch processing instruments have historically been manufactured by third parties, with only a few final steps in the manufacturing process being performed internally.

     The Company completed the consolidation of batch processing reagent manufacturing into Ventana's Tucson facilities in September 1996. Ventana has converted the manufacturing process for such reagents to the process used by Ventana in which basic raw materials are used and important value-added activities are performed internally. As a result of this transition, Ventana is positioned to capture margin and value added which was lost through payments to third-party manufacturers, to increase economies of scale in both raw material purchasing and manufacturing, to standardize procedures and processes, to increase control over scheduling and to improve manufacturing flexibility.

     The Company's reagent manufacturing process at its Tucson, Arizona facility is currently semi-automated. The Company anticipates that as production volumes increase it will increase the level of automation. The Company currently has sufficient reagent manufacturing capacity to meet its anticipated needs for approximately the next two years. The Company's long-term plans are to build a separate reagent manufacturing facility in the Tucson area to increase its reagent manufacturing capacity and increase the level of automation of the manufacturing process. The Company anticipates commencing construction of this facility in 1998.

     The Company's manufacturing operations are required to be conducted in accordance with GMP requirements. GMP requires the Company to maintain documentation and process control in a prescribed manner with respect to manufacturing, testing and quality control. In addition, the Company is subject to FDA inspections to verify compliance with FDA requirements. The Company also intends to implement manufacturing policies and procedures which will enable the Company to receive ISO 9000 certification. ISO 9000 standards are global standards for manufacturing process control and quality assurance. After mid-1998, the Company will be required to obtain the CE mark for continued sale of its products in the countries comprising the European Union. The CE mark is an international symbol of quality assurance and compliance with applicable European Union medical device directives.

RESEARCH AND DEVELOPMENT

     The Company's research and development projects are generally divided between reagent development and instrumentation development. Reagent development emphasizes existing instrumentation, and with the recent acquisition of BioTek, is divided into consolidation and integration, patient priority, IHC and ISH projects. Instrument development emphasizes the development of new instruments and enhancements to existing instruments.

  Reagent Development Projects

     Ventana's principal focus in the area of new reagent product development is the introduction of new prognostic indicators. Ventana closely monitors third-party development of new primary antibodies with prognostic potential. When such prognostic markers appear, Ventana will seek to incorporate the marker into its product line or will use its licensed fusion protein technology to develop similar markers. Ventana is also improving its detection chemistry sensitivity by developing a first generation amplification kit. This amplification kit will be compatible with existing patient priority detection chemistries marketed by the Company as well as the first generation of ISH detection chemistries currently under development. Through the use of monoclonal antibodies that recognize each of the molecules used to label nucleic acid probes in ISH tests, Ventana is developing a line of ISH detection chemistries for research use. The Company's ISH detection chemistries are currently undergoing beta testing with availability for commercial sale for research use expected in 1997. The Company is currently in discussions with a number of universities, hospitals and commercial organizations regarding potential collaborations for the development of standardized probes for use in ISH tests.

  Instrumentation Development Projects

     In addition to completion of development of the NexES instrument, Ventana has two major instrument development projects underway. The first, the COSMIC, is a microscope system which is aimed at the emerging field of telepathology and information transfer. This system uses rastering of focused light and conventional optics to provide high resolution digital images in real time. The images generated by the microscope are digitized and stored or sent to remote sites. Ventana is also conducting market research with respect to the potential for a barcode label printing system.

     At December 31, 1996, Ventana's research and development group consisted of 20 persons, many of whom have graduate degrees. Ventana's research and development activities are performed primarily in-house by Ventana employees. These efforts are supplemented by consulting services and assistance from Ventana's scientific advisors.

     In addition to these projects, the Company inherited with the acquisition of BioTek a development program for an ISH oven designed for use with TechMate 1000 and TechMate 500 instruments. This instrument will require substantial additional development work and will also require the development of detection chemistries for use with the instrument.

     The Company has engaged in discussions with several parties regarding strategic alliances for certain ISH probes and antibody markers. These alliances could include co-marketing rights, supply and distribution arrangements and/or licensing of products or technology by the Company. There can, however, be no assurance that the Company will enter into definitive agreements for any such alliances. In the event the Company does enter into one or more of these alliances, the Company may be required to make initial payments to obtain licensing, marketing, distribution or similar rights under such agreements.

     During the years ended December 31, 1996, 1995 and 1994, Ventana spent $2.7 million, $2.2 million and $1.9 million, respectively, on research and development.

PATENTS AND PROPRIETARY RIGHTS

     Ventana has pursued a strategy of patenting key technology as it relates to both the automation and the chemistry of analyzing cells and tissues on microscope slides. Ventana holds 11 United States patents and eight foreign patents, including two European patents, and has filed additional United States and foreign patent applications. Three of Ventana's United States patent applications have been allowed. Several of Ventana's issued United States patents relate to reagent formulations and methods, including a reagent formulation characterized by long-term stability and a method of inhibiting evaporation of reagents during processing. Other issued United States patents relate to a reagent dispenser, a tissue fixative and various aspects of the capillary gap technology and methods and devices for batch processing of slides. Pending applications relate to mechanical aspects of automated instruments for performing reactions on slides and processing methods used in these instruments. In addition, a patent application filed by the Company covers an evaporation inhibitor liquid that is effective for high temperature applications. The expiration dates of the Company's issued United States patents range from September 2005 to November 2013.

     There can be no assurance that the Company's patent applications will result in patents being issued or that any issued patents will provide adequate protection against competitive technologies or will be held valid if challenged. Others may independently develop products or processes similar to those of the Company or design around or otherwise circumvent patents issued to the Company.

     Because patent applications in the United States are maintained in secrecy until patents are issued and since publication of discoveries in scientific literature tends to lag behind actual discoveries by several months, Ventana cannot be certain that it was the first creator of inventions covered by its patents or pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant cost to the Company as well as diversion of management time. The outcome of any such litigation cannot be predicted with any assurance. Adverse determinations in any such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     BioTek is a party to litigation initiated by BioGenex Laboratories, Inc. ("BioGenex") relating to past infringements of patent rights of BioGenex. Ventana and certain of its directors and stockholders are parties to a litigation initiated by four individuals who are former BioTek noteholders. For a discussion of these proceedings, see Item 3 below entitled "Legal Proceedings."

     Ventana also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, gain access to Ventana's trade secrets or disclose such technology, or that Ventana can effectively protect its trade secrets. Litigation to protect Ventana's trade secrets would result in significant cost to the Company as well as diversion of management time. Adverse determinations in any such proceedings or unauthorized disclosure of Ventana trade secrets could have a material adverse effect on Ventana's business, financial condition and results of operations.

     Ventana's policy is to require its employees, consultants and significant scientific collaborators to execute confidentiality agreements upon the commencement of an employment or consulting relationship with Ventana. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Ventana is to be kept confidential and not disclosed to third parties except in specific circumstances. Agreements with employees provide that all inventions conceived by the individual in the course of rendering services to Ventana shall be the exclusive property of Ventana. There can be no assurance, however, that these agreements will not be breached or that they will provide meaningful protection or adequate remedies for unauthorized use or disclosure of Ventana's trade secrets.

COMPETITION

     Competition in the diagnostic industry is intense and is expected to increase. Competition in the diagnostic industry is based on, among other things, product quality, performance, price and the breadth of a company's product offerings. Ventana's instrument and reagent systems for IHC tests compete with products offered by various manufacturers as well as with manual diagnostic methods. In addition, flow cytometry can be used for cellular testing and may, in certain markets, be competitive with the Company's products. The Company's competitors may succeed in developing products that are more reliable or effective or less costly than those developed by the Company and may be more successful than the Company in manufacturing and marketing their products. Although the Company plans to continue to develop new and improved products, there are other companies engaged in research and development of diagnostic devices or reagents, and the introduction of such devices or alternative methods for diagnostic testing could hinder the Company's ability to compete effectively and could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the instrument market, several companies, including Leica (a division of Leitz Microscope GmbH), Shandon Scientific Limited (a division of Life Sciences International PLC), BioGenex and DAKO (U.S.), offer instruments that perform IHC tests and can be used with any supplier's reagents, which may be attractive to certain customers. As of December 31, 1996, the Company had an installed base of 801 instruments which the Company estimates is more than four times the combined installed base of instruments of all of the Company's current competitors. The Company has included semi-automated instruments manufactured by its competitors in arriving at its estimates of its market share. In addition, any future growth in the market for automated IHC instruments may result in additional market entrants and increased competition, including more aggressive price competition. For example, DAKO recently introduced a lower-priced semi-automated IHC instrument in the United States. Many of the companies selling or developing diagnostic devices and instruments and many potential entrants in the automated IHC market have financial, manufacturing, marketing and distribution resources significantly greater than those of Ventana. In addition, many of these current and potential competitors have long-term supplier relationships with Ventana's existing and potential customers. These competitors may be able to leverage existing customer relationships to enhance their ability to place new IHC instruments. Competition in the market for automated IHC instruments, including the advent of new market entrants and increasing price competition, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the market for reagents, the Company encounters competition from suppliers of primary antibodies and detection chemistries. The major suppliers of primary antibodies in the anatomical pathology market in the United States are DAKO, BioGenex and Coulter Immunotech. The principal suppliers of detection chemistries in the United States are Vector Laboratories, BioGenex and DAKO. The Company's patient priority instruments require the use of the Company's detection chemistries but can be used with primary antibodies supplied by third parties, and the Company's batch processing instruments can be used with both detection chemistries and primary antibodies supplied by third parties. Accordingly, the Company encounters significant competition in the sale of reagents for use on those of its instruments that can be used with reagents supplied by third parties. Lower prices for reagents used in manual IHC tests could also limit the growth of automation. Certain of the Company's current and potential competitors in the reagent market have financial, manufacturing, marketing and distribution resources greater than those of the Company. Competition in the market for reagents could also increase as a result of new market entrants providing more favorable reagent supply arrangements than the Company, including lower reagent prices. In particular, DAKO has recently introduced a lower cost semi-automated IHC instrument in the United States and is offering reagent supply arrangements that have resulted in increased competition for both instruments and reagents. In addition, new entrants in the instrument market may seek to enhance their competitive position through reduced reagent pricing or more favorable supply arrangements; the Company's current instrument customers may find it attractive to purchase primary antibodies for patient priority instruments and primary antibodies and detection chemistries for batch processing instruments from such competitors. Increased competition in the reagent market could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The manufacturing, marketing and sale of the Company's products are subject to regulation by governmental authorities in the United States and other countries. In the United States, clinical diagnostic devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Obtaining regulatory approval for new products within this regulatory framework may take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise, which may affect approval of or delay an application or require additional expenditures by the Company.

     The FDA regulates, as medical devices, instruments, diagnostic tests and reagents that are traditionally manufactured and commercially marketed as finished test kits or equipment. Some clinical laboratories, however, choose to purchase individual reagents intended for specific analytes and develop and prepare their own finished diagnostic tests. Although neither the individual reagents nor the finished tests prepared from them by the clinical laboratories have traditionally been regulated by the FDA, the FDA has recently proposed a rule that, if adopted, would regulate the reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under CLIA as high complexity testing laboratories. The Company intends to market some diagnostic products as finished test kits or equipment and others as individual reagents; consequently, some or all of these products will be regulated as medical devices.

     The Company's clinical diagnostic systems are regulated by the FDA under a 3-tier classification system -- Class I, II and III. The degree of regulation, as well as the cost and time required to obtain regulatory approvals, generally increases from Class I to Class III. Most diagnostic devices are regulated as Class I or Class II devices, although certain diagnostic tests for particular diseases may be classified as Class III devices. Prior to entering commercial distribution, most Class I, II, or III medical devices must undergo FDA review under one of two basic review schemes depending upon the type of device or procedure. These review schemes are the 510(k) pre-market notification process and the PMA process. A 510(k) notification is generally a filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device. Approval under this procedure may be granted within 90 days, but generally takes longer, and in some cases up to a year or more. Class I and II devices, as well as certain Class III devices for which the FDA has not called for a PMA, are reviewed under the 510(k) process. For all other Class III products, the manufacturer must file a PMA to show that the product is safe and effective based on extensive clinical testing and controlled trials among several diverse testing sites and population groups. These controlled trials may be conducted under an Investigational Device Exemption ("IDE") cleared by the FDA, or they may be conducted without FDA review if exempt from IDE requirements. The PMA process typically involves significantly more clinical testing than does the 510(k) procedure and could involve a significantly longer FDA review period after the date of filing. In responding to a PMA application, the FDA can either accept it for filing or reject it and require the manufacturer to include additional information in a resubmitted application. PMA applications that are accepted for filing may be reviewed by an FDA scientific advisory panel, which issues either a favorable or unfavorable recommendation regarding the device. The FDA is not bound by the panel's recommendation, but tends to give it significant weight. By law, the PMA process is to be completed within 180 days of acceptance of the PMA application for filing, although this time period can be, and typically is, extended by the FDA. A PMA application can take from one to several years to complete, and there can be no assurance that any submitted PMA application will ultimately be approved. Further, clearance or approval may place substantial restrictions on to whom and the indications for which the product may be marketed or to whom it may be marketed. Additionally, there can be no assurance that the FDA will not request additional data, or request that the Company conduct further clinical studies.

     With respect to automated IHC testing functions, the Company's instruments have been categorized by the FDA as automated cell staining devices and have been exempted from the 510(k) notification process. To date, ISH tests have not received FDA approval and, therefore, use of the gen II for ISH tests will be restricted to research applications. New instrument products that the Company may develop and introduce could require 510(k) notifications and clearances or PMA applications.

     All of the detection chemistries and most of the primary antibody products being sold by the Company are currently classified as Class II devices. Many of Ventana's detection chemistries have received 510(k) clearance from the FDA. Some of the antibodies being marketed by the Company are labeled for in vitro diagnostic use and have received 510(k) clearance from the FDA. The Company may wish to market certain antibodies with a label indicating that they can be used in the diagnosis of particular diseases, including cancer. These devices may be classified as Class III devices and may therefore require a PMA.

     After products have been cleared for marketing by the FDA, the Company will be subject to continuing FDA obligations. Clearances may be withdrawn or products may be recalled if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs. The FDA enforces regulations prohibiting the marketing of products for unapproved uses. Further, if the Company wanted to make changes on a product after FDA clearance or approval, including changes in indications or intended use or other significant modifications to labeling or manufacturing, additional clearances or approvals would be required. The FDA has broad regulatory and enforcement powers including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, withdraw clearances or approvals, restrict or enjoin the marketing of products, and impose civil and criminal penalties, any one or more of which could have a material adverse effect upon the Company.

     The Company is subject to FDA GMP regulations. The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9000 certification. ISO 9000 standards are worldwide standards for manufacturing process control, documentation and quality assurance. There can be no assurance that the Company will be successful in meeting ISO 9000 certification requirements. Under GMP regulations and ISO 9000 standards, the Company is subject to ongoing FDA and international compliance inspections.

     Laboratories using the Company's diagnostic devices for clinical use in the United States are regulated under CLIA, which is intended to ensure the quality and reliability of medical testing. Regulations implementing CLIA establish requirements for laboratories and laboratory personnel in the areas of administration, participation and proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend on the complexity of the test being performed by the laboratory. Under CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certificate of accreditation from the Health Care Financing Administration. CLIA requirements may prevent some clinical laboratories from using certain of the Company's diagnostic products. Therefore, there can be no assurance that CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on the Company by limiting the potential market for the Company's products.

     The Company sells products in certain international markets and plans to enter additional international markets. International sales of medical devices are subject to foreign government regulation, the requirements of which vary substantially from country to country. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications. FDA approval is required for the export of Class III devices.

     In addition to the foregoing, the Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, fire hazard control, disposal of hazardous or potentially hazardous substances and other environmental matters. To date, compliance with these laws and regulations has not had a material effect on the Company's financial position, and the Company has no plans for material capital expenditures relating to such matters. The Company currently uses third-party disposal services to remove and dispose of the hazardous materials used in its processes. The Company could in the future encounter claims from individuals, governmental authorities or other persons or entities in connection with exposure to or disposal or handling of such hazardous materials or violations of environmental laws by the Company or its contractors and could also be required to incur additional expenditures for hazardous materials management or environmental compliance. Costs associated with environmental claims, violations of environmental laws or regulations, hazardous materials management and compliance with environmental laws could have a material adverse effect on the business, financial condition or results of operations of the Company.

     Although the Company believes it will be able to comply with all applicable regulations regarding the manufacture and sale of diagnostic products, such regulations are always subject to change and depend heavily upon administrative interpretations. Delays in or failure to receive clearances or approvals of products the Company plans to introduce, or changes in the applicable regulatory climates could have a material adverse effect upon the business, financial condition or results of operations of the Company.

THIRD-PARTY REIMBURSEMENT

     Third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement they will provide to the Company's customers for diagnostic testing services. In recent years, health care costs have risen substantially, and third-party payors have come under increasing pressure to reduce such costs. In this regard, legislative proposals relating to health care reform and cost containment have been introduced at the state and federal levels. The cost-containment measures that health care payors are instituting and the impact of any health care reform could have a material adverse effect on the levels of reimbursement the Company's customers receive from third-party payors and as a result on the Company's ability to market and sell its products. Such factors could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND RECALLS; PRODUCT LIABILITY INSURANCE

     The marketing and sale of the Company's diagnostic instruments and reagents entails risk of product liability claims. The Company has product liability insurance coverage with a per occurrence maximum of $2.0 million and an aggregate annual maximum of $5.0 million. There can be no assurance that this level of insurance coverage will be adequate or that insurance coverage will continue to be available on acceptable terms or at all. A product liability claim or recall could have a material adverse effect on the Company's business, reputation, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, Ventana employed 135 persons full time. Of these employees, 62 were engaged in sales and marketing, 20 in research and development, 37 in manufacturing and 16 in general and administrative functions. None of Ventana's employees are covered by a collective bargaining agreement. Ventana considers its relations with its employees to be satisfactory.

BACKLOG

     Ventana typically ships orders for instruments and reagents shortly after receipt, and accordingly does not maintain a significant backlog.

ADDITIONAL RISK FACTORS

  Continuing Losses; Uncertainty of Future Profitability

     The Company has incurred cumulative losses of $33.4 million from its inception in 1985 through December 31, 1996. In February 1996, the Company acquired BioTek, which had sustained cumulative losses of $18.2 million since its inception in October 1990. The Company's ability to achieve and sustain profitability is dependent on a variety of factors including the extent to which its instrument and reagent systems continue to achieve market acceptance, the Company's ability to sell reagents to its customers, the Company's ability to compete successfully, the Company's ability to develop, introduce, market and distribute existing and new diagnostic systems, the level of expenditures incurred by the Company in investing in product development and sales and marketing, the Company's ability to expand manufacturing capacity as required and the receipt of required regulatory approvals for products developed by the Company. There can be no assurance that the Company will be successful in these efforts. Moreover, although the Company achieved an operating profit in the fourth quarter of 1996, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

  Future Fluctuations in Operating Results

     The Company derives revenues from the sale of reagents and instruments. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents, which begin and are typically recurring once an instrument is placed. The Company's future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through RPs. The Company anticipates that the percentage of instruments placed through RPs, in particular RP placements without formal reagent purchase commitments, will increase in the future which is likely to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues. In particular, customers who have received instruments under RP arrangements that do not provide for specified reagent purchase commitments are not contractually obligated to purchase reagents from the Company, and there can be no assurance as to the timing or volume of reagent purchases by such customers, if any. Furthermore, customers that have entered into contractual RP agreements may also attempt to cancel all or a portion of their reagent purchase commitments. Accordingly, there can be no assurance as to the level of revenues that will be generated by customers procuring instruments through RP arrangements, particularly from those customers who obtain instruments without reagent purchase commitments. In the event that RP customers do not purchase anticipated quantities of reagents, the Company will have incurred substantial costs in supplying instruments to RP customers without receipt of an adequate reagent revenue stream and the Company's business, financial condition and results of operations would be materially and adversely affected.

     Sales of instruments may fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end-users. The Company's instrument installed base includes instruments shipped to DAKO A/S ("DAKO") and recognized as sales. Furthermore, due both to the Company's increased sales focus on smaller hospitals and laboratories and the relatively high reagent sales growth rates in recent fiscal periods, the rate of growth in reagent sales in future periods is likely to be below that experienced during the past several fiscal periods. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with respect to regulatory matters, availability and cost of raw materials from its suppliers, competitive pricing pressures, increased research and development expenses, and increased marketing and sales expenses associated with the implementation of the Company's market expansion strategies for its instrument and reagent products. Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority systems, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. Such increased competition in reagent supply could also adversely affect sales of reagents to batch processing instrument customers since those instruments do not require the use of the Company's reagents. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generations of products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of a higher level of revenues in the future and are relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.

  Rate of Market Acceptance and Technological Change

     Use of automated systems to perform diagnostic tests is relatively new. Historically, the diagnostic tests performed by the Company's systems have been performed manually by laboratory personnel. The rate of market acceptance of the Company's products will be largely dependent on the Company's ability to persuade the medical community of the benefits of automated diagnostic testing using the Company's products. Market acceptance and sales of the Company's products may also be affected by the price and quality of the Company's and its competitors' products. The Company's products could also be rendered obsolete or noncompetitive by virtue of technological innovations in the fields of cellular or molecular diagnostics. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Associated with Development and Introduction of New Products

     The Company's future growth and profitability will be dependent, in large part, on its ability to develop, introduce and market new instruments and reagents used in diagnosing and selecting appropriate treatment for cancer and additional disease states. In particular, the Company must successfully introduce the NexES on a timely basis and continue the commercialization of the TechMate 250. These instruments are smaller capacity, lower cost instruments than the Company's current instruments and are necessary to expand the market opportunity at smaller hospitals and reference laboratories in the United States and Europe. The Company depends in part on the success of medical research in developing new antibodies, nucleic acid probes and clinical diagnostic procedures that can be adapted for use in the Company's systems. In addition, the Company will need to obtain licenses on satisfactory terms to certain of these technologies, for which there can be no assurance. Certain of the Company's products are currently under development, initial testing or preclinical or clinical evaluation by the Company. Other products are scheduled for future development. Products under development or scheduled for future development may prove to be unreliable from a diagnostic standpoint, may be difficult to manufacture in an efficient manner, may fail to receive necessary regulatory clearances, may not achieve market acceptance or may encounter other unanticipated difficulties. The failure of the Company to develop, introduce and market new products on a timely basis or at all could have a material adverse effect on the Company's business, financial condition and results of operations.

  Manufacturing Risks

     The Company has only manufactured patient priority instruments and reagents for commercial sale since late 1991, and manufacturing of the Company's batch processing instruments is performed by third parties. As the Company continues to increase production of such instruments and reagents and develops and introduces new products, it may from time to time experience difficulties in manufacturing. The Company must continue to increase production volumes of instruments and reagents in a cost-effective manner in order to be profitable. To increase production levels, the Company will need to scale-up its manufacturing facilities, increase its automated manufacturing capabilities and continue to comply with the current good manufacturing practices ("GMPs") prescribed by the United States Food and Drug Administration ("FDA") and other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries, including the International Standards Organization ("ISO") 9000 Series certifications. There can be no assurance that manufacturing and quality problems will not arise as the Company increases its manufacturing operations or that such scale-up can be achieved in a timely manner or at a commercially reasonable cost. Manufacturing or quality problems or difficulties or delays in manufacturing scale-up could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence Upon Key Suppliers

     The Company's reagent products are formulated from both chemical and biological materials utilizing proprietary Ventana technology as well as standard processing techniques. Certain components and raw materials, primarily antibodies, used in the manufacturing of the Company's reagent products are currently provided by single-source vendors. There can be no assurance that the materials or reagents needed by the Company will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is obtained. The use of alternative or additional suppliers could be time consuming and expensive. In addition, a number of the components used to manufacture the ES and gen II instruments are fabricated on a custom basis to the Company's specifications and are currently available from a limited number of sources. Consequently, in the event the supply of materials or components from any of these vendors were delayed or interrupted for any reason or in the event of quality or reliability problems with such components or suppliers, the Company's ability to supply such instruments could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence Upon Third-Party Manufacturers for Batch Processing Instruments

     The Company relies on two outside parties to manufacture its batch processing instruments. Kollsman currently manufactures the TechMate 500 instrument under a contractual relationship with the Company. The Company has entered into a contract manufacturing agreement with LJL for the manufacture of the TechMate 250 instrument. There can be no assurance that these manufacturers will be able to meet the Company's product needs in a satisfactory, cost effective or timely manner. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The amount and timing of resources to be devoted to these activities by such manufacturers are not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future. Any such manufacturing or supply problems could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Associated with Past and Future Acquisitions

     In February 1996 the Company acquired BioTek. Although the Company has no pending agreements or commitments, the Company may make additional acquisitions of complementary businesses, products or technologies in the future. Acquisitions of companies, divisions of companies, or products entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention and (iii) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems in completing the integration of the BioTek operations or with respect to any future acquisitions, and there can be no assurance that the acquisition of BioTek or any future acquisitions will result in the Company becoming profitable or, if the Company achieves profitability, that such acquisition will increase the Company's profitability. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Relating to Patents and Proprietary Rights

     The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. There can be no assurance that the Company's patent applications will result in patents being issued or that any issued patents will provide adequate protection against competitive technologies or will be held valid if challenged. Others may independently develop products similar to those of the Company or design around or otherwise circumvent patents issued to the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the Company's development, manufacture or sale of such products could be prevented by the patent holder. Litigation would result in significant cost to the Company as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     Ventana also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, gain access to Ventana's trade secrets or disclose such technology, or that Ventana can effectively protect its trade secrets. Litigation to protect Ventana's trade secrets would result in significant cost to the Company as well as diversion of management time. Adverse determinations in any such proceedings or unauthorized disclosure of Ventana trade secrets could have a material adverse effect on Ventana's business, financial condition and results of operations.

     BioTek is a party to litigation initiated by BioGenex Laboratories, Inc. ("Bio Genex") relating to certain alleged past infringements of patent rights of BioGenex. The Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainty of Future Funding of Capital Requirements

     The Company anticipates that its existing capital resources, including the net proceeds of the secondary offering of its Common Stock completed in February 1997 and interest earned thereon, and available borrowing capacity under the Company's revolving credit line will be adequate to satisfy its capital requirements for at least the next 18 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or through RPs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale-up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses, the Company's ability to sustain profitability and timing of regulatory approvals. The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company or at all. Any such future capital requirements could result in the issuance of equity securities which would be dilutive to existing stockholders.

  Dependence on Key Personnel

     The Company is dependent upon the retention of principal members of its management, Board of Directors, scientific, technical, marketing and sales staff and the recruitment of additional personnel. With the exception of one individual, the Company does not have an employment agreement with any of its executive officers. The Company does not maintain "key person" life insurance on any of its personnel. The Company competes with other companies, academic institutions, government entities and other organizations for qualified personnel in the areas of the Company's activities. The inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in February 1996, R. James Danehy resigned his position as the Company's President and Chief Executive Officer because he was unable to relocate permanently to Tucson for family and personal reasons. In March 1997, Henry T. Pietraszek joined the Company, succeeding Mr. Danehy as President and Chief Executive Officer. Mr. Danehy will continue to serve as a member of the Company's Board of Directors.

  Uncertainties Related to Government Funding

     A portion of the Company's products are sold to universities, research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. Research funding by the government, however, may be significantly reduced under several budget proposals being discussed by the United States Congress or for other reasons. Any such reduction may materially affect the ability of many of the Company's research customers to purchase the Company's products.

  FDA and Other Government Regulation

     The manufacturing, marketing and sale of the Company's products are subject to extensive and rigorous government regulation in the United States and in other countries. In the United States and certain other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA regulates, as medical devices, clinical diagnostic tests and reagents, as well as instruments used in the diagnosis of adverse conditions. The Federal Food, Drug, and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. There are two principal FDA regulatory review paths for medical devices: the 510(k) pre-market notification ("510(k)") process and the pre-market approval ("PMA") process. The PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process.

     The FDA regulates, as medical devices, instruments, diagnostic tests and reagents that are traditionally manufactured and commercially marketed as finished test kits or equipment. Some clinical laboratories, however, choose to purchase individual reagents intended for specific analyses and develop and prepare their own finished diagnostic tests. Although neither the individual reagents nor the finished tests prepared from them by the clinical laboratories have traditionally been regulated by the FDA, the FDA has recently proposed a rule that, if adopted, would regulate the reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") as high complexity testing laboratories. The Company intends to market some diagnostic products as finished test kits or equipment and others as individual reagents; consequently, some or all of these products may be regulated as medical devices.

     Medical devices generally require FDA approval or clearance prior to being marketed in the United States. The process of obtaining FDA clearances or approvals necessary to market medical devices can be time-consuming, expensive and uncertain, and there can be no assurance that any clearance or approval sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. Further, clearances or approvals may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Additionally, there can be no assurance that the FDA will not require additional data, require that the Company conduct further clinical studies or obtain a PMA causing the Company to incur further cost and delay.

     With respect to automated IHC testing functions, the Company's instruments have been categorized by the FDA as automated cell staining devices and have been exempted from the 510(k) notification process. To date, ISH tests have not received FDA approval or clearance and, therefore, use of the gen II for ISH tests will be restricted to research applications. New instrument products that the Company may introduce could require future 510(k) clearances. Certain antibodies that the Company may wish to market with labeling indicating that they can be used in the diagnosis of particular diseases may require PMA approval. In addition, the FDA has proposed that some of the antibody products that Ventana may wish to market be subjected to a pre-filing certification process. Certain of the Company's products are currently sold for research use and are labeled as such.

     Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, recalls or seizures of products, operating restrictions and criminal prosecutions. In particular, the FDA enforces regulations prohibiting the marketing of products for nonindicated uses. In addition, governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in or failure to receive approval of products the Company plans to introduce, loss of or additional restrictions or limitations relating to previously received approvals, other regulatory action against the Company or changes in the applicable regulatory climate could individually or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also required to register as a medical device manufacturer with the FDA and is inspected on a routine basis by the FDA for compliance with its regulations. The Company's clinical laboratory customers are subject to CLIA, which is intended to ensure the quality and reliability of medical testing.

     In addition to these regulations, the Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions and environmental matters. There can be no assurance that such laws or regulations will not in the future have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Relating to Availability of Third-Party Reimbursement and
  Potential Adverse Effects of Health Care Reform

     The Company's ability to sustain revenue growth and profitability may depend on the ability of the Company's customers to obtain adequate levels of third-party reimbursement for use of certain diagnostic tests in the United States, Europe and other countries. Currently, the availability of third-party reimbursement is limited and uncertain for some IHC tests.

     In the United States, the Company's products are purchased primarily by medical institutions and laboratories which bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients. Third-party payors may deny reimbursement to the Company's customers if they determine that a prescribed device or diagnostic test has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The success of the Company's products may depend on the extent to which appropriate reimbursement levels for the costs of such products and related treatment are obtained by the Company's customers from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs could significantly influence the purchase of health care services and products. In addition, the federal government and certain members of Congress have proposed, and various state governments have adopted or are considering, programs to reform the health care system. These proposals are focused, in large part, on controlling the escalation of health care expenditures. The cost containment measures that health care payors are instituting and the impact of any health care reform could have a material adverse effect on the levels of reimbursement the Company's customers receive from third-party payors and the Company's ability to market and sell its products and consequently could have a material adverse effect on the Company's business, financial condition and results of operations.

  Environmental Matters

     Certain of the Company's manufacturing processes, primarily processes involved in manufacturing certain of the Company's reagent products, require the use of potentially hazardous and carcinogenic chemicals. The Company is required to comply with applicable federal, state and local laws regarding the use, storage and disposal of such materials. The Company currently uses third-party disposal services to remove and dispose of the hazardous materials used in its processes. The Company could in the future encounter claims from individuals, governmental authorities or other persons or entities in connection with exposure to or disposal or handling of such hazardous materials or violations of environmental laws by the Company or its contractors and could also be required to incur additional expenditures for hazardous materials management or environmental compliance. Costs associated with environmental claims, violations of environmental laws or regulations, hazardous materials management and compliance with environmental laws could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Volatility of Stock Price

     The Company's Common Stock, like the securities of other medical device and life sciences companies, has exhibited price volatility, and such volatility may occur in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price of many companies and have often been unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and other government regulation, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in financial analysts' estimates or recommendations regarding the Company and general market conditions may have a material adverse effect on the market price of the Company's Common Stock. The Company's results of operations may, in future periods, fall below the expectations of public market analysts and investors and, in such event, the market price of the Company's Common Stock could be materially adversely affected.

ITEM 2.  PROPERTIES

     Ventana's research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 36,000 square feet of leased space in Tucson, Arizona. The leases for these facilities expire at various times between November 1999 and March 2001, subject to renewal terms. The Company believes its facilities are adequate to meet its current requirements and facilities for anticipated future requirements will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1995, BioGenex sued BioTek in the U.S. District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. BioGenex's claims include claims of both direct, indirect and contributory infringement. BioTek has denied infringement and has asserted several defenses, including invalidity of the patent that is the subject of the litigation. In April 1995, BioTek ceased offering the products that were the subject of the alleged infringements. BioTek's total sales of these products during the period were approximately $0.6 million. A court-mandated judicial settlement conference was held in January 1997 and no settlement was reached. A trial is currently scheduled for April 22, 1997. The parties have, from time to time, engaged in settlement negotiations. There can, however, be no assurance that a pre-trial settlement will be reached. Although there can be no assurance as to the ultimate resolution of this matter, based on currently available information, the Company does not believe that the resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has received notices of various claims from certain current and former employees of BioTek. Two of such former employees have filed lawsuits against the Company, a former director, and certain former BioTek employees alleging that certain commitments made to them in connection with their employment by BioTek were breached. Based on its review of these matters, the Company does not believe that their resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

     In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the United states District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. Based on the facts known to date, the Company believes that the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

     Other than the foregoing proceedings, the Company is not a party to any material pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol VMSI). The number of record holders of the Company's Common Stock at December 31, 1996 was 477. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future, and the payment of dividends currently is prohibited by the Company's borrowing agreements.

     The Company completed an initial public offering of 2,357,500 shares of Common Stock in July 1996 and a secondary public offering of 1,850,000 shares of Common Stock in February, 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

     Quarterly high and low stock prices are as follows:

                                QUARTER ENDED                          HIGH     LOW
        -------------------------------------------------------------  ----     ----
        December 31, 1996............................................  $ 19     $14 1/2
        September 30, 1996 (from July 26, 1996)......................  19 1/2   9 1/4

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated statement of operations data set forth below for the years ended December 31, 1996, 1995 and 1994, except for the components of net sales, are derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data set forth below for the years ended December 31, 1993 and 1992, except for the components of net sales, are derived from audited financial statements of the Company not included in this Report on Form 10-K. The historical financial information for the periods presented are not necessarily indicative of the results which may be realized in the future. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K. The Company has not paid any cash dividends since its inception.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                           1992        1993        1994        1995         1996
                                          -------     -------     -------     -------     --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(2):
  Sales:
     Instruments........................  $   717     $ 1,162     $ 2,588     $ 4,644     $  8,591
     Reagents and other.................      452       1,519       3,339       5,969       15,538
                                          -------     -------     -------     --------    --------
          Total net sales...............    1,169       2,681       5,927      10,613       24,129
  Cost of goods sold....................      832       1,722       2,531       4,282       10,632
                                          -------     -------     -------     --------    --------
  Gross profit..........................      337         959       3,396       6,331       13,497
  Operating expenses:
     Research and development...........    1,194       2,100       1,926       2,239        2,749
     Selling, general and                   2,465       4,067       6,899       7,435       11,206
       administrative...................
     Nonrecurring expenses..............       --          --          --          --       10,262
     Amortization of intangibles........       --          --          --          --          424
                                          -------     -------     -------     --------    --------
  Loss from operations..................   (3,322)     (5,208)     (5,429)     (3,343)     (11,144)
  Other income (expense)................       48         229          59          74         (137)
                                          -------     -------     -------     --------    --------
  Net loss..............................  $(3,274)    $(4,979)    $(5,370)    $(3,269)    $(11,281)
                                          =======     =======     =======     ========    ========
  Per share data(1):
     Net loss per share, as adjusted....                                      $ (0.38)    $  (1.16)
                                                                              ========    ========
     Shares used in computing net loss                                          8,664        9,687
       per share, as adjusted...........
                                                                              ========    ========

                                                                           DECEMBER 31, 1996
                                                                           -----------------
                                                                                ACTUAL
                                                                           -----------------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments......................      $  11,067
  Long-term debt(3)......................................................         12,500
  Working capital........................................................         15,888
  Total assets...........................................................         32,410
  Accumulated deficit....................................................        (33,410)
  Total stockholders' equity.............................................         15,270

---------------
(1) See Note 1 to Consolidated Financial Statements for information concerning the computation of net loss per share, as adjusted.

(2) See Note 12 to Consolidated Financial Statements for information concerning the acquisition of Biotek Solutions, Inc.

(3) In February 1997, the Company repaid $10.3 million of outstanding debt out of the proceeds of its secondary offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Ventana should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning the risk of cancer; cancer screening; improvements in automated IHC; business strategy; development and introduction of new products; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

OVERVIEW

     Ventana develops, manufactures and markets proprietary instrument/reagent systems that automate IHC and ISH tests for the analysis of cells and tissues on microscope slides. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company with each test conducted. Reagents consist of two components: a primary antibody and a detection chemistry which is used to visualize the primary antibody. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases and as RP placements increase as a percentage of total instrument placements.

     In February 1996, Ventana acquired BioTek for aggregate consideration of $19.1 million, consisting of cash, promissory notes and the assumption of liabilities. BioTek, founded in 1990, markets and sells automated diagnostic systems that perform reliable, high volume batch processing of a single IHC test on multiple patient biopsies. Ventana acquired BioTek for several strategic reasons including its installed instrument base and complementary product line. Historically, BioTek generated lower gross and operating margins than Ventana due to its employment of a different business strategy which primarily involved the use of third parties for key components of its business operations. BioTek's instruments were produced by third-party manufacturers which prevented BioTek from capturing manufacturing margin. BioTek's instruments have an open configuration, enabling the customer to use reagents purchased from BioTek or others which impacted both the price and volume of reagents purchased by customers from BioTek. In contrast, patient priority instruments have a closed configuration requiring the customer to use Ventana's prepackaged detection chemistries. BioTek also realized lower gross margins on reagents than Ventana due to its utilization of intermediate materials in the manufacturing process which resulted in the capture of fewer value-added steps. BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements.

     Ventana's strategy regarding BioTek is to continue to integrate the operations of BioTek into the Ventana business model, in which manufacturing, sales and marketing activities are performed by Company employees. In May 1996, the Company completed the integration of the BioTek and Ventana direct field sales and technical personnel. The Company does not intend to renew the United States distribution agreement with CMS which expires in April 1998. The international distribution agreement with DAKO expires in December 1999. The Company is engaged in negotiations with DAKO regarding a proposed broader international distribution arrangement, however, there can be no assurance as to when or whether the Company will enter into any such arrangement. The Company completed the consolidation of BioTek's reagent manufacturing into Ventana's Tucson facilities in September 1996. The Company is currently in the process of converting BioTek's reagent manufacturing to the process used by Ventana in which basic raw materials are used and important value-added steps are performed internally. The Company believes that in the near term it will be more cost effective to continue sourcing batch processing instruments from third-party manufacturers. The Company has entered into manufacturing agreements with Kollsman for production of the TechMate 500 instrument and with LJL for production of the Company's next generation batch processing instrument, the TechMate 250.

     The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and the Company's reagent programs ("RPs"). In an RP, the Company provides the customer with the use of an instrument with no capital investment with the objective of creating recurring reagent revenue. The terms and conditions of RP instrument placements can vary from formal agreements specifying minimum volumes and unit pricing for reagent purchases to shortterm, informal arrangements where customers purchase reagents on a month-to-month basis. For RP placements, the Company incurs the cost of manufacturing or procuring instruments and recognizes revenues only as customers purchase reagents rather than at the time of instrument placement. The manufacturing cost of instruments placed through RPs is charged to cost of goods sold by depreciating standard costs over a period of three or four years. As a result, gross profit for instruments placed through RPs is recognized over a three or four year period rather than at the time of placement, as is the case in direct sales. Revenue associated with instruments placed through RPs is based on a volume pricing matrix which is designed to enable the Company to recover the sales value of the instrument through an increased price on the reagents purchased by the user. The Company typically recovers the cash costs associated with the placement of instruments through RPs in less than two years, although the Company's ability to recover such costs may be affected by the volume and pricing of reagents purchased by customers. Due to the working capital requirements associated with RPs, the Company has historically sought to limit the amount of instruments placed through RPs. However, the Company anticipates that the percentage of instruments placed through RPs, in particular RP placements without formal reagent purchase commitments, will increase with the introduction of the NexES and as the Company obtains the additional working capital required to support additional RP placements. This is likely in the future to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. Instruments provided to customers under RPs without formal reagent purchase commitments are only considered placements if and when certain reagent purchase criteria are met by the customer. The Company typically only provides an instrument under an RP without a formal reagent purchase commitment if the Company believes that the customer performs a minimum number of IHC tests annually. As of December 31, 1996, the Company had placed 113 instruments through RPs.

     From its inception in 1985 through December 31, 1996, Ventana incurred aggregate net losses of $33.4 million, including $10.3 million related to the expensing of in-process research and development and restructuring costs associated with the acquisition of BioTek. Similarly, BioTek incurred $18.2 million in losses from operations from its inception in October 1990 until its acquisition by the Company in February 1996. Although the Company achieved an operating profit in the fourth quarter of 1996, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

     The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents which begin and typically are recurring once an instrument is placed. The Company's operating results in the future are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through RPs. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end-users. The Company's instrument installed base includes instruments shipped to DAKO and recognized as sales. Furthermore, due both to the Company's increased sales focus on smaller hospitals and laboratories and the relatively high reagent sales growth rates in recent fiscal periods, the rate of growth in reagent sales in future periods is likely to be below that experienced during the past several fiscal periods. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with respect to regulatory matters, availability and cost of raw materials purchased from suppliers, competitive pricing pressures, increased sales and marketing expenses associated with the implementation of the Company's market expansion strategies for its instruments and reagent products, and increased research and development expenditures. Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority systems, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. Such increased competition in reagent supply could also adversely affect sales of reagents to batch processing instrument customers since those instruments do not require the use of the Company's reagents. In connection with future introductions of new products the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generations of products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of a higher level of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.

     Total net sales grew from $2.7 million in 1993 to $24.1 million in 1996, a compound annual growth rate of 107%. Instrument sales grew from $1.2 million in 1993 to $8.6 million in 1996, a compound annual growth rate of 93%. Reagent sales grew from $1.5 million in 1993 to $15.5 million in 1996, a compound annual growth rate of 118%. The growth in revenues is primarily attributable to the growth in (i) instrument placements and (ii) the instrument installed base and the associated corresponding increase in the aggregate recurring reagent revenue stream. The Company's installed base of instruments increased from 74 at December 31, 1993 to 801 at December 31, 1996. Instrument placements have increased in every year, from 56 in 1993 to 265 in 1996. The Company's installed base of instruments was significantly enhanced by the BioTek acquisition in the first quarter of 1996.

     Gross margin increased from 36% in 1993 to 56% in 1996 as both instrument and reagent gross margins increased. Gross margin increased primarily due to a higher level of revenues available to cover fixed costs, economies of scale and efficiencies in purchasing and manufacturing activities. Gross margin decreased from 60% in 1995 to 56% in 1996 primarily due to the inclusion of 10 months of BioTek operations which had lower overall margins. Research and development and selling, general and administrative expenses in the period were maintained at levels that anticipated a higher level of revenues in the future, which resulted in operating losses in each year between 1993 and 1996.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996, 1995 and 1994

     Ventana acquired BioTek on February 26, 1996. Consequently, approximately 10 months of BioTek operations are included in the results of operations for the year ended December 31, 1996.

     Net Sales. Presented below is a summary of net sales for the three years ended December 31, 1996, 1995 and 1994.

                                                     YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                       1994                   1995                   1996
                                -------------------   --------------------   --------------------
                                  $      % OF SALES      $      % OF SALES      $      % OF SALES
                                ------   ----------   -------   ----------   -------   ----------
                                                     (DOLLARS IN THOUSANDS)
    SALES SUMMARY:
      Instruments.............  $2,588        44%     $ 4,644        44%     $ 8,591        36%
      Reagents and other......   3,339        56%       5,969        56%      15,538        64%
                                ------       ---      -------       ---      -------       ---
         Total net sales......  $5,927       100%     $10,613       100%     $24,129       100%
                                ======       ===      =======       ===      =======       ===

     Net sales for the year ended December 31, 1996 increased by 127% to $24.1 million from $10.6 million for the year ended December 31, 1995. Net sales for the year ended December 31, 1995 increased by 79% to $10.6 million from $5.9 million for the year ended December 31, 1994. The increases in net sales were attributable to increases in instrument sales as well as increases in reagent sales. Instrument sales increased over the prior year by 85% in 1996 and 79% in 1995, respectively. Reagent sales increased over the prior year by 160% in 1996 and 79% in 1995, respectively.

     Instrument sales in 1996 increased due to increased instrument placements, higher selling prices, the introduction of the gen II ISH instrument and $3.2 million of instrument sales resulting from the acquisition of BioTek partially offset by instrument placements through RPs, which resulted in lower instrument revenues than if the placements had been made on a direct sale basis. Instrument sales in 1995 were positively impacted by the higher selling prices associated with gen II instrument placements. Instrument sales in 1995 and 1994 were impacted by the placement of a significant number of instruments through RPs.

     Reagent and other sales in 1996 increased due to sales of reagents to new customers, higher selling prices, increased sales to existing customers and $5.3 million of reagent sales and reagent royalties generated from customers acquired with the acquisition of BioTek. In 1994 and 1995, reagent sales grew primarily because of the growth in the installed base of instruments, as well as increased sales to existing customers. Despite the growth in the Company's installed base of instruments in 1994 and 1995, reagent sales as a percentage of net sales did not increase significantly. This was due primarily to (i) the high percentage of new instrument placements in each year relative to the existing installed base of instruments, (ii) the recognition of revenues on direct instrument sales at the time of sale and (iii) the receipt of reagent revenue for only that portion of the year during which an instrument was in place.

     Gross Margin. Gross profit for the year ended December 31, 1996 increased to $13.4 million from $6.3 million in the year ended December 31, 1995 and $3.4 million in the year ended December 31, 1994. Gross margin was 56% in 1996 as compared to 60% in 1995 and 57% in 1994. The decline in gross margin from 1995 to 1996 was primarily due to the inclusion of 10 months of BioTek's operations which had lower overall margins. BioTek experienced lower gross margins than Ventana on a stand-alone basis because of BioTek's (i) use of contract manufacturers and third-party distributors, (ii) lower value-added reagent manufacturing strategy and (iii) lower reagent volumes and pricing due to the open configuration of BioTek's instruments. The decline in gross margin caused by these factors was partially offset by increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing and reagent manufacturing into Ventana's Tucson, Arizona manufacturing operations. The improvement in gross margin from 1994 to 1995 resulted primarily from a higher volume of revenues available to cover the Company's fixed costs, economies of scale and efficiencies in manufacturing operations. Instrument gross margins in 1995 were approximately equivalent to 1994 and declined slightly during 1996 as a result of the addition of the lower gross margin sales of TechMate instruments. Reagent gross margins in 1995 increased compared to 1994 because the Company (i) discontinued its primary antibody promotional programs, (ii) obtained lower material prices from higher purchasing volumes and
(iii) achieved improvements in manufacturing efficiencies. Reagent gross margins for 1996 improved slightly when compared to 1995 due to manufacturing efficiencies, purchasing economies and the addition of higher margin antibody markers.

     Research and Development. Research and development expense in the year ended December 31, 1996 increased to $2.7 million from $2.2 million in the year ended December 31, 1995 and $1.9 million in the year ended December 31, 1994. Research and development expenses for 1996 related primarily to the development of new reagents and instruments, including the NexES patient priority instrument and new prognostic markers. Research and development expense in 1994 and 1995 primarily reflects gen II and NexES development and development of additional primary antibodies.

     Selling, General and Administrative. Presented below is a summary of the components of SG&A expense and their respective percentages of net sales during the years ended December 31, 1996, 1995 and 1994.

                                                     YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                        1994                  1995                   1996
                                 -------------------   -------------------   --------------------
                                   $      % OF SALES     $      % OF SALES      $      % OF SALES
                                 ------   ----------   ------   ----------   -------   ----------
                                                      (DOLLARS IN THOUSANDS)
    SG&A SUMMARY:
      Sales and marketing......  $4,843        82%     $5,674       53%      $ 8,387       35%
      Administration...........   2,056        34%      1,761       17%        2,819       11%
                                 ------       ---      ------       --       -------       --
         Total SG&A............  $6,899       116%     $7,435       70%      $11,206       46%
                                 ======       ===      ======       ==       =======       ==

     SG&A expense in the year ended December 31, 1996 increased to $11.2 million from $7.4 million in the year ended December 31, 1995 and $6.9 million in the year ended December 31, 1994. SG&A expense as a percentage of net sales declined to 46% of net sales in 1996 from 70% of net sales in 1995 and 116% of net sales in 1994. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's internal sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base and ongoing clinical practice standardization programs. The growth in sales and marketing expense is the result of the decision by the Company to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and in 1996 expenses associated with ongoing support activities resulting from the BioTek acquisition. The increase in administrative expense is associated with the Company's regulatory strategy and costs associated with supporting an expanding business base.

     Nonrecurring Expenses. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs" ("FAS 2"), the Company charged in 1996 to nonrecurring expenses at the date of the acquisition of BioTek, $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and for which there are no alternative future uses. The remaining nonrecurring expenses of $2.3 million consist of integration and other indirect acquisition costs.

     Amortization of Intangibles. As a result of the acquisition of BioTek, the Company has recorded certain intangible assets. These intangible assets include developed technology, customer list, goodwill and other intangible assets which are amortized to expense over a period of 15 to 20 years based upon the Company's estimate of the economic utility of these assets. As a result, each quarter the Company will charge to expense approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to ensure their continued value. Should the Company determine that any of these assets are impaired it will revalue them to their estimated fair market value.

INCOME TAXES

     Ventana and BioTek have neither provided for nor paid any federal income taxes since their respective inceptions because neither company generated taxable income in any fiscal year. At December 31, 1996, Ventana had net operating loss carryforwards for federal and state purposes of approximately $12.7 million. These federal and state carryforwards will begin to expire in 2000 and 1997 respectively, if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $0.9 million which will begin to expire in 2005, if not previously utilized. Utilization of Ventana's net operating loss carryforwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended (the "Code") as a result of the Company's prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards. Due to the losses incurred by Ventana since inception, deferred tax assets of approximately $9.7 million at December 31, 1996, related to these carryforwards, credits and temporary differences, have been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

ALLOCATION OF BIOTEK PURCHASE PRICE

     The Company acquired BioTek for $19.1 million on February 26, 1996. The acquisition has been accounted for as a purchase. The composition of the consideration paid for BioTek and the allocation of the purchase price is presented below:

                                                                         (IN THOUSANDS)
        The purchase price for BioTek consisted of:
          Cash consideration...........................................     $  2,500
          Stock issued to BioTek noteholders...........................        3,016
          Exchange Notes issued........................................        8,968
          Note payable -- escrow for contingencies.....................          234
          Net historical liabilities assumed...........................        4,389
                                                                             -------
                  Total purchase price.................................     $ 19,107
                                                                             =======
        The purchase price was allocated as follows:
          Tangible net assets..........................................     $  2,252
          In-process research & development............................        7,900
          Goodwill and other intangibles...............................        2,055
          Developed technology.........................................        2,800
          Customer base................................................        4,100
                                                                             -------
                  Total purchase price.................................     $ 19,107
                                                                             =======

     In accordance with FAS 2, the Company charged to expense at the date of the acquisition $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses.

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

     The following table contains summary unaudited quarterly consolidated statements of operations data for the four quarters ended December 31, 1996. Management has prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations contained in this Report on Form 10-K. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

SUMMARY QUARTERLY CONDENSED CONSOLIDATED FINANCIAL DATA

                                                                      1996
                                                  --------------------------------------------
                                                   FIRST       SECOND       THIRD      FOURTH
                                                  QUARTER      QUARTER     QUARTER     QUARTER
                                                  --------     -------     -------     -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
    STATEMENT OF OPERATIONS DATA:
    Sales:
      Instruments...............................  $  1,593     $ 1,706     $ 1,554     $ 3,738
      Reagents and other........................     2,553       3,835       4,654       4,496
                                                  --------      ------     -------     -------
         Total net sales........................     4,146       5,541       6,208       8,234
    Cost of goods sold..........................     1,541       2,317       2,685       4,089
                                                  --------      ------     -------     -------
    Gross profit................................     2,605       3,224       3,523       4,145
    Operating expenses:
      Research and development..................       613         754         809         573
      Selling, general and administrative.......     2,265       2,806       3,036       3,099
    Nonrecurring expenses.......................     9,983         212          67           0
    Amortization of intangibles.................        46         135         134         109
                                                  --------      ------     -------     -------
    Income (loss) from operations...............   (10,302)       (683)       (523)        364
    Interest income (expense)...................        (4)        (60)         38        (111)
                                                  --------      ------     -------     -------
    Net income (loss)...........................  $(10,306)    $  (743)    $  (485)    $   253
                                                  ========      ======     =======     =======
    Net income (loss) per share, as
      adjusted(1)...............................  $  (1.16)    $ (0.08)    $ (0.05)    $  0.02
                                                  ========      ======     =======     =======
    Weighted average shares used in computing
      net income (loss) per share, as
      adjusted(1)...............................     8,895       9,137      10,196      11,917
                                                  ========      ======     =======     =======

---------------
(1) See Note 1 to Consolidated Financial Statements for information concerning the computation of net income (loss) per share, as adjusted.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $33.4 million as of December 31, 1996. The Company has funded its operations primarily through the private placement of approximately $31.6 million in equity and debt securities and its July 1996 initial public offering which resulted in net proceeds to the Company of $18.3 million (after giving effect to the partial exercise of the underwriter's over-allotment option). As of December 31, 1996 the Company's principal source of liquidity consisted of cash and cash equivalents of $11.1 million and borrowing capacity under its bank term credit facility and revolving line of credit. The bank term loan facility of $2.0 million was repaid in full on July 30, 1996 from the proceeds of the Company's initial public offering. The Company also has a $2.8 million revolving bank credit facility. As of December 31, 1996, approximately $0.5 million of this revolving line of credit had been utilized for letters of credit to facilitate certain contract manufacturing arrangements for the production of TechMate 250 instruments leaving an available revolving credit facility of approximately $2.3 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate plus 2.0% per annum.

     During the period from March through May 1996, the Company raised $5.1 million through the private placement of subordinated notes ("Ventana Notes"). In connection with the issuance of the Ventana Notes, the Company issued warrants to purchase an aggregate of 887,740 shares of Common Stock of the Company at an exercise price of $5.82 per share. The proceeds of the Ventana Notes were used to fund the cash portion of the BioTek acquisition consideration and to provide working capital. The Ventana Notes bore interest at 7% per annum, which was forgiven when the notes were repaid in full in February 1997 and 0.6 million in interest expense accrued at December 31, 1996 will be offset against acquisition goodwill. Additionally, in connection with the acquisition of BioTek, Ventana issued an aggregate of $12.0 million in exchange notes (collectively, the "Exchange Notes") to the holders of outstanding indebtedness of BioTek. The Exchange Notes bore interest at the rate of 7% per annum which was forgiven when the Exchange Notes were repaid in full in February 1997. The Exchange Notes provided each holder with the opportunity, during a 30-day period, to convert Exchange Notes into shares of Ventana Common Stock at a conversion price of $13.53 per share. Upon expiration of the conversion period, an aggregate of $3.0 million in principal amount of Exchange Notes were converted into 222,973 shares of Common Stock and an aggregate of $9.0 million of Exchange Notes remained outstanding. In September 1996, the Company offered to pay an aggregate of $4.0 million of Exchange Notes and Ventana Notes at 90.5% of the principal amount of such notes. On October 18, 1996, the Company repaid $3.7 million of Exchange Notes and Ventana Notes at a discounted amount of $3.4 million. All notes tendered for repayment were repaid on the foregoing terms. Following such repayment, the aggregate outstanding principal amount of Exchange Notes and Ventana Notes was $10.3 million.

     On February 18, 1997, the Company closed the secondary offering of its Common Stock in which it sold 1,881,066 of its Common Stock to the public with net proceeds of $26.1 million going to the Company. On February 19, 1997, the Company repaid the $10.3 million of outstanding Exchange Notes and Ventana Notes out of the proceeds of its secondary offering. All of the outstanding Promissory Notes issued in connection with the Company's acquisition of BioTek were thereby repaid. Such repayment was made in accordance with the provisions of the Notes which provided that no interest would be due and payable thereon if full repayment was made prior to February 27, 1997. The Company intends to credit the interest savings against intangible assets acquired in the acquisition of BioTek.

     During the year ended December 31, 1996 the Company used for operations and investing activities approximately $16.1 million in cash versus $3.9 million for the year ended December 31, 1995 due primarily to the acquisition of BioTek and increased emphasis on the Company's RP program.

     In connection with BioTek's agreement with DAKO, DAKO made two loans secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. On September 25, 1996, BioTek and DAKO entered into the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. The aggregate balance of the secured loans and prepayments was $1.4 million and $0.9 million, respectively, at the time of the Amendment Agreement. Of the secured loans, $0.3 million bears interest at 5% per annum and the remaining $1.1 million does not bear interest. The prepayments do not bear interest. The secured loans and prepayments are recorded as long term debt in the Company's Consolidated Financial Statements. Pursuant to the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. At December 31, 1996, the outstanding balance of the secured loans and prepayments was $1.2 million and $0.4 million, respectively. Upon termination of the distribution agreement or in the event of a default by BioTek under the distribution agreement, these loans may be converted to fixed term loans that will be due and payable in 12 equal quarterly installments commencing upon such event.

     The Company believes that the proceeds of its secondary offering, together with its existing capital resources, cash generated from product sales and available borrowing capacity under bank credit facilities will be sufficient to satisfy its working capital requirements for at least the next 18 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or RPs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1996:

               NAME                  AGE   POSITION
-----------------------------------  ---   -------------------------------------------
Jack W. Schuler(1)(III)............  56    Chairman of the Board of Directors
R. James Danehy(III)...............  51    President, Chief Executive Officer and
                                           Director
Stephen A. Tillson, Ph.D...........  56    Vice President, Scientific Affairs and
                                           Quality Assurance
R. Michael Rodgers.................  51    Vice President, Finance, Chief Financial
                                           Officer and Secretary
Carl W. Hull.......................  39    Vice President, Marketing and Business
                                           Development
Michael K. Cusack..................  39    Vice President, International
Anthony L. Hartman.................  46    Vice President, Research and Development
Brian J. McGraw....................  36    Director of Engineering
David P. Pauluzzi..................  35    National Sales Manager
Johnny D. Powers, Ph.D.............  35    Vice President, Operations
Bernard O. C. Questier.............  43    Vice President, European Operations
Rex J. Bates(II)...................  73    Director
Michael R. Danzi(II)...............  37    Director
Edward M. Giles(1)(II).............  61    Director
Thomas M. Grogan, M.D.(III)........  51    Director
John Patience(2)(III)..............  49    Director
C. Anthony Stellar, M.D.(I)........  66    Director
James M. Strickland(2)(I)..........  53    Director
James R. Weersing(1)(2)(I).........  57    Director

---------------

   (1) Member of the Compensation Committee.
   (2) Member of the Audit Committee.
   (I) Class I director.
  (II) Class II director.
 (III) Class III director.

     MR. SCHULER has served as a director of Ventana since April 1991 and as Chairman of the Board of Directors since November 1995. Mr. Schuler has been Chairman of the Board of Directors of Stericycle, Inc., a specialized medical waste management company, since March 1990. Mr. Schuler is also a partner in Crabtree Partners, a Chicago based venture capital firm. Prior to joining Stericycle, Mr. Schuler held various executive positions at Abbott from December 1972 through August 1989, serving most recently as President and Chief Operating Officer. He is currently a director of Medtronic, Inc., Somatogen, Inc. and Chiron

Corporation. Mr. Schuler received a B.S. in Mechanical Engineering from Tufts University and an M.B.A. from Stanford University.

     MR. DANEHY served as President and Chief Executive Officer and a director of Ventana from September 1994 until February 1997. From June 1994 to September 1994, Mr. Danehy served as a consultant to the Company. From November 1993 to June 1994, Mr. Danehy served as an interim Chief Executive Officer and consultant for BioStar Diagnostics, where he also served as a director from January 1994 to March 1995. From 1972 to 1993, Mr. Danehy worked in a variety of capacities for Abbott. From 1977 through 1989, Mr. Danehy held marketing and general management responsibilities in Abbott's Diagnostics Division that included Product Manager for hepatitis products, Marketing Manager for Clinical Chemistry Systems, Group Marketing Manager for TDx Systems, Director of Marketing for North America and General Manager for Transfusion Diagnostics which included the AIDS test. Mr. Danehy received a B.S. in Chemistry from St. Joseph's College and an M.B.A. from Loyola University of Chicago.

     In February 1997, Mr. Danehy resigned his position as President and Chief Executive Officer of the Company because he was unable to relocate to Tucson for family and personal reasons. He will continue to serve as a member of the Company's board of directors. In March 1997 Henry T. Pietraszek succeeded Mr. Danehy as President and Chief Executive Officer of the Company.

     MR. PIETRASZEK joined the Company as President and Chief Executive Officer on March 3, 1997. From 1996 until joining the Company, Mr. Pietraszek served as President of D.M.S., a consulting company which he co-founded. From 1994 to 1996, Mr. Pietraszek served as President and Chief Executive Officer of Biostar, Inc., a medical diagnostic company. From 1980 to 1994, Mr. Pietraszek worked for Abbott Laboratories in a variety of executive capacities. From 1986 to 1994, he served as President and Chief Executive Officer of TAP Pharmaceuticals, a joint venture between Abbott Laboratories and Takeda Chemical Industries, from 1982 to 1986, he served as President of Dainabot K.K., a joint venture between Abbott and Dainippon Pharmaceutical Company of Japan and from 1980 to 1982 he was Vice President of Field Service Operations for Abbott's Diagnostic Division. Mr. Pietraszek currently serves on the board of directors of Cryomedical Sciences, Inc. He received a B.S. in Marketing from Gannon University.

     DR. TILLSON has served as Vice President of Scientific Affairs and Quality Assurance since August 1995. From the time of his joining Ventana in May 1992 until July 1995, Dr. Tillson served as Director of Scientific Affairs and Quality Assurance. From January 1990 to May 1992, Dr. Tillson served as a principal of Ticon Company Consulting. He has 25 years experience in the diagnostic and pharmaceutical industry. Dr. Tillson holds a Ph.D. from Purdue University and received a B.S. from California State Polytechnic University and an M.B.A. from St. Mary's College of California.

     MR. RODGERS joined Ventana in February 1994 as Chief Financial Officer and served as Vice President, Finance and Secretary from May 1994 until February 1997. From June 1992 until October 1993, Mr. Rodgers was Vice President and Chief Financial Officer with BioMedical Waste Systems, Inc., a medical waste management firm. From December 1988 to December 1991, Mr. Rodgers served as Executive Vice President of Friedkin Investments, Inc., a merchant banking firm. Mr. Rodgers received a B.S. in Business and Accounting from Menlo College and an M.B.A. from the University of Houston. Mr. Rodgers is a Certified Public Accountant.

     In February 1997, Mr. Rodgers resigned his position as Vice President, Chief Financial Officer and Secretary of the Company and is succeeded by Pierre
H. Sice.

     MR. SICE joined the Company as Vice President and Chief Financial Officer in March 1997. Mr. Sice worked at Sensormedics Corporation as Executive Vice President and Chief Financial Officer from 1994 until 1997, and as Vice President and Chief Financial Officer from 1988 until 1994. From 1986 until 1988 Mr. Sice served as Senior Vice President and Chief Financial Officer of Dataline Service Company. From 1978 until 1986 Mr. Sice worked at MAI Basic Four Inc. in various capacities. From 1985 to 1986 Mr. Sice served as Assistant to the President, from 1980 to 1985 he served as Vice President and Treasurer, and from 1978 until 1980 he served as Treasurer. Mr. Sice received a B.S. in Mechanical Engineering from Illinois Institute of Technology and an M.B.A. from the University of Michigan.

     MR. HULL joined Ventana in June 1996 as Vice President of Marketing and Business Development. From 1989 until joining Ventana, Mr. Hull held various marketing and management positions with several divisions of Abbott. He served most recently as Vice President and General Manager of Abbott Puerto Rico from February 1995 to June 1996, and as Marketing Manager at Sequoia-Turner Corp., a subsidiary of Abbott, from October 1993 to February 1995. From June 1982 to September 1992, Mr. Hull held various marketing and management positions in Abbott's Diagnostic Division. Mr. Hull received a B.A. in Political Science and International Relations from The Johns Hopkins University and an M.B.A. from the University of Chicago.

     MR. CUSACK joined Ventana as Vice President of Marketing in September 1994 and assumed responsibility as Vice President, International in June 1996. Mr. Cusack has also served as President Directeur General of Ventana Medical Systems, S.A., a wholly-owned subsidiary of Ventana, since September 1995. From November 1992 until joining Ventana, Mr. Cusack acted as General Manager, Europe and Mideast for CYTYC S.A.R.L., a medical diagnostics company with operations in the United States and abroad. Prior to CYTYC, Mr. Cusack held various marketing and managerial positions with Abbott's Diagnostics Division. Mr. Cusack received a B.S. from the University of Delaware and an M.B.A. from Temple University.

     MR. HARTMAN has served as Vice President of Research and Development since April 1996. Mr. Hartman joined Ventana in August 1990 as Senior Research and Development Scientist, and he has also served as Director of Product Development and Customer Support. Prior to joining Ventana, Mr. Hartman was a Research Assistant Professor of Pathology at the University of Cincinnati College of Medicine where he supervised the departmental service laboratory for IHC and ISH. Mr. Hartman received a B.S. in General Science from the University of Portland and an M.S. in Biophysics and Genetics from the University of Colorado.

     MR. MCGRAW joined Ventana in September 1991 and has been the Director of Engineering since December 1994. Prior to Mr. McGraw's promotion to Director of Engineering, he was a Senior Engineer. From July 1987 until August 1991, Mr. McGraw held various management and system design positions in Abbott's Diagnostics Division. Mr. McGraw received a B.S. in Mechanical Engineering from West Virginia University.

     MR. PAULUZZI has served as National Sales Manager of Ventana since June 1995. He had previously served in various sales positions since joining Ventana in March 1993. From January 1985 until joining Ventana, Mr. Pauluzzi worked for Abbott's Diagnostics Division in a variety of marketing and sales and product management positions. Mr. Pauluzzi received a B.B.A. in Public Accounting from Loyola University of Chicago.

     DR. POWERS joined Ventana as Vice President, of Operations in November 1996. From June 1990 until joining Ventana, Dr. Powers held various management positions with Organon Teknika Corporation, a medical diagnostic company, serving most recently as Director of Manufacturing Technologies. Dr. Powers holds a Ph.D. in Chemical Engineering from North Carolina State University, an M.S. in Chemical Engineering from Clemson University, an M.B.A. from Duke University and a B.A. in Chemistry from Wake Forest University.

     MR. QUESTIER has served as Vice President of European Operations of Ventana since February 1996. From October 1990 until joining Ventana in October 1995, Mr. Questier held a number of management positions in E.I. DuPont de Nemours, most recently as Business Manager for New Products in Europe. Mr. Questier received a degree in Chemical Engineering from the Technical Institute in Oostende, Belgium.

     MR. BATES has served as a director of Ventana since April of 1996. From August 1991 to May 1995, Mr. Bates served on the Board of Directors of Twentieth Century Industries and was a member of its compensation committee. Prior to Twentieth Century Industries, Mr. Bates served as the Vice-Chairman of the Board of Directors of the State Farm Mutual Automobile Insurance Company. Mr. Bates also served as State Farm's Chief Investment Officer. In March of 1991, Mr. Bates retired from State Farm. Prior to Mr. Bates' employment with State Farm, he was a partner in the investment firm of Stein, Roe & Farnham in Chicago. Mr. Bates received a B.S. and an M.S. from the University of Chicago.

     MR. DANZI served as a director of Ventana from April 1996 until February 1997. Prior to the acquisition of BioTek, Mr. Danzi served as the President and Chairman of BioTek and was associated with BioTek as a director and investor since 1992. Mr. Danzi is the founder and has been the Managing Director of Danzi

Capital Group, a securities firm, since 1992. Mr. Danzi received a B.S. in Materials Science and Engineering from Cornell University, is a graduate of the United States Naval Nuclear Power School graduate level engineering program and received an M.B.A. from Harvard University.

     MR. GILES has served as a director of Ventana since September 1992. Mr. Giles has served as Chairman and President of The Vertical Group, Inc., a venture capital investment firm, since January 1989. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a director of McWhorter Technologies, Inc. Mr. Giles received a B.S.E.E. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.

     DR. GROGAN is a founder, a director and Chairman Emeritus of Ventana. He has served as a director since the founding of the Company in June 1985 and as Chairman of the Board of Ventana from June 1985 to November 1995. He is currently a professor of pathology at the University of Arizona, College of Medicine, where he has taught since 1979. He received a B.A. in Biology from the University of Virginia and an M.D. from George Washington School of Medicine. Dr. Grogan completed a post-doctorate fellowship at Stanford University.

     MR. PATIENCE has served as a director of Ventana since July 1989. Mr. Patience was a co-founder and served as a General Partner of Marquette Venture Partners, a venture capital investment firm, from January 1988 until March 1995. Since April 1995, Mr. Patience has been a partner in Crabtree Partners, a Chicago-based venture capital firm. Mr. Patience was previously a partner in the consulting firm of McKinsey & Co., specializing in health care. He is currently a director of TRO Learning, Inc. and Stericycle, Inc. Mr. Patience received a B.A. in Liberal Arts and an L.L.B. from the University of Sydney, Australia and an M.B.A. from the University of Pennsylvania Wharton School of Business.

     DR. STELLAR has served as a director of Ventana since April 1996. Since 1964, he has been in private practice as a surgeon in Laguna Hills, California. Dr. Stellar is certified by the American Board of Surgery and the Board of Thoracic Surgery and is a Fellow of the American College of Surgeons and the College of Chest Physicians. Dr. Stellar received a B.S. and an M.D. from Stanford University.

     MR. STRICKLAND has served as a director of Ventana since December 1987. Mr. Strickland is a founder and has been the General Partner of Coronado Venture Management L.P., a venture capital investment firm, since October 1986. Since July of 1996, Mr. Strickland has been the Chief Financial Officer of PID, Inc., a software company. Mr. Strickland was previously Vice President of Burr-Brown Corporation, a semiconductor manufacturer. Mr. Strickland received a B.S. and an M.S. in Electrical Engineering from the University of New Mexico and an M.S. in Industrial Administration from the Carnegie Institute of Technology.

     MR. WEERSING has served as a director of Ventana since October 1994. Since 1984, Mr. Weersing has been a Managing Director of MBW Venture Partners, a venture capital investment firm. Mr. Weersing has also served as President of JRW Technology, Inc., a consulting firm. Mr. Weersing served as a director of Circadian, Inc., an asthma dosage management company, from December 1993 until January 1996. Circadian filed a petition under Chapter 7 of the federal bankruptcy laws in January 1996. Mr. Weersing received an B.S.M.E. and an M.B.A. from Stanford University.

BOARD OF DIRECTORS

     As of December 31, 1996, the Company's Bylaws authorized and the Company had a board of 10 directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected. The Company's certificate of incorporation and Bylaws, however, provide that the Board of Directors is divided into three classes. Each class consists of three or four directors. The terms of office of class I, class II and class III directors expire at the Company's 1997, 1998 and 1999 annual meetings of stockholders, respectively. At each annual meeting of stockholders at which the term of office of a particular class of directors first expires, the persons elected to the board positions represented by such class of directors will be elected to serve from the time of election until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes of directors so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of the Company. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company. The Company does not pay cash compensation to directors for serving in that capacity, although the Company does reimburse directors for expenses incurred in attending Board of Directors meetings. The Board of Directors has, among other committees, a Compensation Committee that makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company and an Audit Committee that reviews the results and scope of the audit and other services provided by the Company's independent auditors. From and after the closing date of the acquisition of BioTek and until the repayment of the principal amount of the Exchange Notes by Ventana, Ventana was obligated to nominate at its annual meetings of stockholders two representatives of BioTek (the "BioTek Representatives") for election to Ventana's Board of Directors. The BioTek Representatives who have served on the Board of Directors pursuant to this right are Michael R. Danzi and
C. Anthony Stellar, M.D. The Exchange Notes were repaid in full in February 1997. Consequently, Mr. Danzi resigned his directorship in February 1997 and Dr. Stellar will cease to serve on the Board of Directors as of the Annual Meeting of Stockholders on April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers calculated on an annual basis (salary and bonus) for services rendered in all capacities to the Company during the years ended December 31, 1995 and December 31, 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                    -----------------------
                                                                         COMPENSATION
                                                                            AWARDS
                                                                    -----------------------
                                             ANNUAL COMPENSATION    RESTRICTED   SECURITIES      ALL OTHER
                                             --------------------     STOCK      UNDERLYING       ANNUAL
    NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)   AWARDS($)     OPTIONS     COMPENSATION($)
------------------------------------  -----  ---------   --------   ----------   ----------   ---------------
R. James Danehy.....................   1996   200,130         --          --       28,975              --
  President and Chief Executive
     Officer........................   1995   200,000         --          --           --              --
Bernard O. C. Questier(1)...........   1996   137,500      7,500(2)       --           --           8,067(5)
  Vice President, European
     Operations.....................   1995        --         --          --       36,956          63,800(3)
R. Michael Rodgers..................   1996   100,830         --          --           --              --
  Vice President, Finance and Chief    1995    97,030         --          --       15,152              --
  Financial Officer and Secretary
Michael K. Cusack...................   1996   100,130         --          --           --              --
  Vice President, International        1995   100,054         --          --           --              --
David P. Pauluzzi...................   1996    92,630         --          --        3,696           6,960(5)
  National Sales Manager               1995    84,855     48,207(4)       --       23,098              --

---------------
(1) Mr. Questier signed an employment contract with the Company in October of 1995 and began working at the Company in February 1996. His annual compensation is set at $150,000 and his salary is fixed to the French Franc to protect against currency fluctuations should the United States Dollar depreciate relative to the French Franc; however, if the United States Dollar appreciates relative to the French Franc, Mr. Questier's salary shall remain unchanged.

(2) Mr. Questier received a one-time nonrecurring $7,500 bonus in 1996 for signing his employment contract in October of 1995 and meeting certain other conditions.

(3) Consists of relocation expenses of $55,000 associated with Mr. Questier's move from Germany to France, which have been accrued but not yet fully paid, and a scheduled $8,800 annual automobile allowance.

(4) Consists entirely of commissions earned through employment as the Company's Northern Regional Sales Manager prior to his promotion to National Sales Manager in June of 1995.

(5) Automobile allowance.

STOCK OPTION INFORMATION

     The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the year ended December 31, 1996.

                           OPTION GRANTS IN LAST YEAR

                                                                                             POTENTIAL
                                                     INDIVIDUAL GRANTS                    REALIZABLE VALUE
                                      ------------------------------------------------   AT ASSUMED ANNUAL
                                      NUMBER OF    % OF TOTAL                              RATES OF STOCK
                                      SECURITIES    OPTIONS     EXERCISE                 PRICE APPRECIATION
                                      UNDERLYING   GRANTED TO    OR BASE                 FOR OPTION TERM(4)
                                       OPTIONS     EMPLOYEES      PRICE     EXPIRATION   ------------------
NAME                                  GRANTED(1)   IN 1996(2)   ($/SH)(3)      DATE       5%($)     10%($)
------------------------------------  ----------   ----------   ---------   ----------   -------   --------
R. James Danehy.....................    28,975        10.67%      $1.62       1/6/06     $76,625   $122,012
Bernard O. C. Questier..............        --           --          --           --          --         --
R. Michael Rodgers..................        --           --          --           --          --         --
Michael K. Cusack...................        --           --          --           --          --         --
David P. Pauluzzi...................     3,696         1.36        1.62       1/6/06       9,774     15,564

---------------
(1) Options were granted under the Company's 1988 Stock Option Plan. These generally vest over four years from the date of grant.

(2) Based on an aggregate of 271,396 options granted by the Company in the year ended December 31, 1996 under the Company's stock option plans to all employees of and consultants to the Company, including the Named Executive Officers.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Company's Board of Directors.

(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

     The following table sets forth, for each of the Named Executive Officers, the shares acquired and the value realized on exercises of stock options during the year ended December 31, 1996 and the year-end number and value of exercisable and unexercisable options.

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                SHARES                       AT DECEMBER 31, 1996         AT DECEMBER 31, 1996(1)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
            NAME              EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------  -----------   -----------   -----------   -------------   -----------   -------------
R. James Danehy.............     42,337      $ 578,050       58,064        142,957       $ 776,659     $ 1,952,960
Bernard O.C. Questier.......         --             --       10,780         26,177         147,268         357,609
R. Michael Rodgers..........     12,120        164,923        5,744         17,616          78,170         239,955
Michael K. Cusack...........     12,935        176,708        3,080         13,550          42,076         185,109
David P. Pauluzzi...........      8,131        110,727        3,620         17,765          49,073         240,378

---------------
(1) The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options, which ranges from $0.60 per share to $1.62 per share, and the fair market value for the Company's Common Stock of $14.50 per share as of December 31, 1996, which was the closing price of the Company's Common Stock on December 31, 1996.

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Bernard O.C. Questier, its Vice President of European Operations. The agreement provides for annual compensation of $150,000, which is fixed to the French Franc to protect against currency fluctuations should the United States Dollar depreciate relative to the French Franc; however, if the United States Dollar appreciates relative to the French Franc, Mr. Questier's salary shall remain unchanged. The agreement also provides for, in the event of Mr. Questier's termination, continued compensation through the quarter in which notice of termination is given plus one additional full quarter. The agreement does not provide for any specified term of employment. The Company currently has no employment contracts or agreements with any of the other Named Executive Officers or with any other person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of Jack W. Schuler, James Weersing and Edward M. Giles. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for employees of and consultants to the Company, except that the Compensation Committee has full power and authority to grant stock options to the Company's executive officers under the Company's 1996 Stock Option Plan. Mr. Danehy served as a member of the Compensation Committee until April 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of December 31, 1996 for (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

                                                                      SHARES BENEFICIALLY
                                                                          OWNED AS OF
                                                                         DECEMBER 31,
                                                                          1996(1)(2)
                      NAMED EXECUTIVE OFFICERS,                      ---------------------
                    DIRECTORS OR 5% STOCKHOLDERS                      NUMBER         PERCENT
    -------------------------------------------------------------    ---------       -----
    Entities affiliated with Marquette Venture Partners(3)
      520 Lake Cook Rd., Suite 450
      Deerfield, IL 60015........................................    1,918,650        17.5%
    MBW Venture Partners, L.P.(4)
      James R. Weersing
      365 South Street
      Morristown, NJ 07960.......................................    1,442,350        12.9%
    State Farm Mutual Automobile Insurance Company(5)
      One State Farm Plaza
      Bloomington, IL 61701......................................      887,173         8.0%
    Jack W. Schuler(6)
      1419 Lake Cook Road, Suite 415
      Deerfield, IL 60015........................................      965,607         8.7%
    R. James Danehy(7)...........................................      245,550         2.2%
    R. Michael Rodgers(8)........................................       41,086           *
    Michael K. Cusack(9).........................................       20,221           *
    David P. Pauluzzi(10)........................................       16,170           *
    Bernard O.C. Questier(11)....................................       12,319           *
    Rex J. Bates(12).............................................       31,152           *
    Michael R. Danzi(13).........................................        9,566           *
    Edward M. Giles(14)..........................................      279,333         2.5%
    Thomas M. Grogan, M.D.(15)...................................      174,055         1.6%
    John Patience(16)............................................      292,789         2.6%
    C. Anthony Stellar, M.D.(17).................................       19,959           *
    James M. Strickland(18)......................................      402,547         3.7%
    James R. Weersing(4)(19).....................................    1,452,857        13.0%
    All directors and executive officers as a group (18              4,036,614        34.8%
      persons)...................................................

---------------
   * Less than 1%.

 (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

 (2) Applicable percentage of ownership is based on 10,978,238 shares of Common Stock outstanding as of December 31, 1996 together with shares issuable pursuant to applicable options and warrants of such stockholder which may be exercised within 60 days after December 31, 1996. Shares of Common Stock subject to options and/or warrants currently exercisable or exercisable within 60 days after December 31, 1996 are deemed outstanding for computing the percentage ownership of the person holding such options and/or warrants, but are not deemed outstanding for computing the percentage of any other person.

 (3) Includes 1,464,153 shares beneficially owned by Marquette Venture Partners, L.P.; 441,871 shares beneficially owned by Marquette Venture Partners II, L.P.; and 12,626 shares beneficially owned by MVP II Affiliate Fund, L.P.

 (4) Includes 162,059 shares issuable upon the exercise of warrants held by MBW Venture Partners, L.P. Mr. Weersing, a director of the Company, is Managing Director of MBW Venture Partners Limited. Mr. Weersing disclaims beneficial ownership of the shares beneficially owned by MBW Venture Partners, L.P. except to the extent of his proportional partnership interest therein.

 (5) Includes 108,893 shares issuable upon the exercise of warrants held by State Farm Mutual Automobile Insurance Company.

 (6) Includes 118,917 shares issuable upon the exercise of warrants held by Mr. Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tanya Eva Schuler; 73,513 shares beneficially owned by Mr. Schuler, as custodian for Tess Heidi Schuler; and 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tino Hans Schuler.

 (7) Includes 70,382 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1996 held by Mr. Danehy.

 (8) Includes 7,608 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1996 held by Mr. Rodgers.

 (9) Includes 4,312 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1996 held by Mr. Cusack.

(10) Includes 4,929 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1996 held by Mr. Pauluzzi.

(11) Includes 12,319 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1996 held by Mr. Questier.

(12) Includes 11,173 shares issuable upon the exercise of warrants held by Mr. Bates.

(13) Includes 1,087 shares beneficially owned by Barbara A. Danzi.

(14) Includes 122,814 shares beneficially owned by Vertical Fund, L.P. (of which 85,945 shares are issuable upon the exercise of warrants held by Vertical Fund, L.P.); 36,869 shares beneficially owned by Vertical Medical Partners, L.P.; 68,542 shares beneficially owned by Vertical Fund Associates, L.P.; and 27,679 shares beneficially owned by Vertical Partners, L.P. (of which 21,831 shares are issuable upon the exercise of warrants held by Vertical Partners, L.P.). Also includes 23,429 shares beneficially owned by Edward
     M. Giles IRA (of which 5,157 shares are issuable upon the exercise of warrants held by Edward M. Giles IRA). Mr. Giles, a director of the Company, is Chairman and President of The Vertical Group, Inc. Mr. Giles disclaims beneficial ownership of the shares beneficially owned by such entities affiliated with The Vertical Group, Inc. except to the extent of his proportionate partnership interest therein.

(15) Includes 3,696 shares beneficially owned by Andrew Grogan; 7,710 shares beneficially owned by C. Ovens, Inc. (of which 459 shares are issuable upon the exercise of warrants held by C. Ovens, Inc.); and 14,077 shares issuable upon exercise of options exercisable within 60 days of December 31, 1996 held by Dr. Grogan.

(16) Includes 96,689 shares issuable upon the exercise of warrants held by Mr. Patience.

(17) Includes 740 shares beneficially owned by Diane Stellar, and 740 shares beneficially owned by Andrew Stellar.

(18) Includes 860 shares issuable upon the exercise of warrants held by Mr. Strickland. Also includes 120,670 shares beneficially owned by Coronado Venture Fund; 163,059 shares beneficially owned by Coronado Venture Fund II, L.P.; 103,996 shares beneficially owned by Coronado Venture Fund III, L.P.; and 13,962 shares beneficially owned by Coronado Venture Co-Investors Limited Partnership. Mr. Strickland, a director of the Company, is a general partner of Coronado Venture Management. Mr. Strickland disclaims beneficial ownership of the shares beneficially owned by such entities except to the extent of his proportionate partnership interest therein.

(19) Includes 6,209 shares beneficially owned by James R. Weersing and Mary H. Weersing, Trustees of the Weersing Family Trust U/D/T dated April 24, 1991. Also includes 4,298 shares issuable upon the exercise of warrants held by Mr. Weersing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April and May 1996, the Company sold an aggregate of 646,664 shares of Common Stock to Jack Schuler, the Company's Chairman, John Patience, a director of the Company, and venture capital funds affiliated with Marquette Venture Partners ("Marquette"), a principal stockholder of the Company, at a purchase price of $1.62 per share. Messrs. Schuler and Patience paid the purchase price for their shares 10% in cash and 90% through a full recourse promissory note secured by the underlying shares of Common Stock. Marquette paid the purchase price for their shares in cash. These stock purchases were approved by the Company's Board of Directors in principle in January 1996 and the specific terms of the stock purchases were approved by the Board of Directors on February 23, 1996. The purchase price of $1.62 per share was determined by the Board of Directors of the Company in January 1996 and equals the fair market value of Company's Common Stock as of such date, as determined by the board. Messrs. Schuler and Patience were provided with the opportunity to purchase these shares in connection with (i) their efforts and assistance in completing the acquisition of BioTek Solutions, Inc. and assisting management with the integration of the companies, (ii) Mr. Schuler's decision to serve as Chairman of the Board of Directors and (iii) Mr. Schuler's and Mr. Patience's devotion of a significant portion of their work time to the Company's business.

     In February 1996 the Company acquired BioTek Solutions, Inc. for aggregate consideration of $19.1 million including the issuance of approximately $12.0 million in exchange notes (the "Exchange Notes") in exchange for notes held by the holders of BioTek. In addition, $0.2 million in Exchange Notes were held back from the amounts payable at the closing of the acquisition and placed in escrow to indemnify Ventana from losses incurred in connection with certain matters related to the acquisition.

     The Exchange Notes provided each holder, during a 30-day period, the opportunity to convert Exchange Notes into shares of Ventana Common Stock at a conversion price of $13.53 per share. Holders of Exchange Notes who did not make an election to convert all or any portion of such holders' Exchange Notes were deemed to have automatically converted one-half of the principal amount of such holders' Exchange Notes. No interest was deemed to accrue on the balance of Exchange Notes which were converted. Upon expiration of the conversion period, an aggregate of $3.0 million in principal amount of Exchange Notes were converted into 222,973 shares of Common Stock and an aggregate of $9.0 million of Exchange Notes remained outstanding.

     In connection with the acquisition of BioTek in February 1996, the Company issued (the "BioTek Financing") $4.6 million of convertible subordinated notes (the "Ventana Notes") together with warrants to purchase 800,356 shares of Series D Preferred Stock at an exercise price of $5.82 per share (the "Warrants") to certain current stockholders of the Company. The proceeds from the issuance of the Ventana Notes were used to fund all of the cash portion of the consideration paid by Ventana to acquire BioTek plus related working capital requirements. In May 1996, the Company provided all holders of Preferred Stock who did not participate in the BioTek Financing the opportunity to purchase identical securities to those issued in the BioTek Financing and pursuant to the election by such holders, $0.5 million in principal amount of Ventana Notes and Warrants to acquire 87,384 shares of Series D Preferred Stock were issued. The Ventana Notes were convertible into Common Stock at a conversion price of $13.53 per share for a period of 30 days from issuance. No holders elected to convert their Ventana Notes into Common Stock. The following table sets forth the aggregate principal amount of the Ventana Notes and the number of shares of Series D Preferred Stock underlying the Warrants held by executive officers, directors and 5% stockholders as of December 31, 1996:

                                                                                   PREFERRED
                                                                     ORIGINAL        SHARES
                                                                       LOAN        UNDERLYING
                                NAME                                 PRINCIPAL      WARRANTS
    -------------------------------------------------------------    ---------     ----------
    MBW Venture Partners, L.P....................................    $ 938,424       162,059
    Jack W. Schuler..............................................      688,601       118,917
    Entities affiliated with Edward M. Giles.....................      653,944       112,933
    State Farm Mutual Automobile Insurance Company...............      630,555       108,893
    John Patience................................................      559,884        96,689
    Rex J. Bates.................................................       64,698        11,728
    James R. Weersing............................................       24,834         4,298
    James M. Strickland..........................................        5,000           860
    Thomas M. Grogan, M.D.(1)....................................        2,667           459

---------------

(1) Represents shares beneficially owned by C. Ovens, Inc.

     Each share of Preferred Stock was converted into 0.37 shares of Common Stock upon the closing of the Company's initial public offering.

     In September 1996, the Company offered to repay an aggregate of $4.0 million of Exchange Notes and Ventana Notes at 90.5% of the principal amount of such notes. On October 18, 1996, the Company repaid $3.7 million of Exchange Notes and Ventana Notes at a discounted amount of $3.4 million. As part of such repayments, the Company repaid $62,500, $168,000 and $50,000 in original principal amount of Exchange Notes and Ventana Notes held by directors Jack Schuler, Anthony Stellar and John Patience for payments of $56,562, $152,040 and $45,250, respectively. The remaining Exchange Notes and Ventana Notes were repaid in full with no interest accrued thereon in February 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

     1. FINANCIAL STATEMENTS

     The following Financial Statements of Ventana Medical Systems, Inc. and Report of Ernst & Young LLP, Independent Auditors, are in this Form 10-K.

                                                                                    PAGE
                                                                                    ----
    VENTANA MEDICAL SYSTEMS, INC.
    Report of Ernst & Young LLP, Independent Auditors.............................   F-1
    Audited Consolidated Financial Statements
      Consolidated Balance Sheets as of December 31, 1995 and 1996................   F-2
      Consolidated Statements of Operations for the years ended December 31, 1994,
         1995 and 1996............................................................   F-3
      Consolidated Statements of Convertible Redeemable Preferred Stock and
         Stockholders' Equity (Deficit) for the years ended December 31, 1994,
         1995 and 1996............................................................   F-4
      Consolidated Statements of Cash Flows for the years ended December 31, 1994,
         1995 and 1996............................................................   F-6
      Notes to Consolidated Financial Statements..................................   F-7

     2. FINANCIAL STATEMENT SCHEDULES

     No schedules have been filed herein because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

     3. EXHIBITS

EXHIBIT
NUMBER                                              EXHIBITS
-------           -----------------------------------------------------------------------------
  3.1 (i)(b)(1)   Restated Certificate of Incorporation of Registrant.
  3.1 (ii)(b)(1)  Bylaws of Registrant.
  4.1 (1)         Specimen Common Stock Certificate.
 10.1 (a)(1)+     DAKO Distribution Agreement dated September 27, 1994.
 10.1 (b)(1)+     First Amendment to DAKO Distribution Agreement dated March 24, 1995.
 10.1 (c)(1)+     Further amendments to First Amendment to DAKO Distribution Agreement dated
                    March 24, 1995.
 10.1 (d)(2)++    Second amendment to DAKO Distribution Agreement dated September 25, 1996.
 10.2 (a)(1)      Kollsman Secured Promissory Note dated December 4, 1994.
 10.2 (b)(1)      Development Secured Promissory Note dated March 24, 1995.
 10.3 (1)+        Curtin Matheson Scientific, Inc. Distribution Agreement dated January 18,
                    1993.
 10.4 (a)(1)      Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19,
                    1996 -- Tranche 1.
 10.4 (b)(1)      Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19,
                    1996 -- Tranche 2.
 10.4 (c)(1)      Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19,
                    1996 -- Tranche 3.
 10.5 (a)(1)      Restricted Stock Purchase Agreement with John Patience dated April 19,
                    1996 -- Tranche 1.
 10.5 (b)(1)      Restricted Stock Purchase Agreement with John Patience dated April 19,
                    1996 -- Tranche 2.
 10.6 (1)         Form of Indemnification Agreement for directors and officers.
 10.7 (a)(1)      1988 Stock Option Plan and forms of agreements thereunder.
 10.7 (b)(1)      1996 Stock Option Plan and forms of agreements thereunder.
 10.8 (a)(1)      1991 Employee Stock Purchase Plan.
 10.8 (b)(1)      1996 Employee Stock Purchase Plan.
 10.8 (c)(1)      1996 Directors Option Plan.
 10.9 (1)         Questier Employment Agreement dated October 20, 1995.
 10.10(1)         Restated Investors Rights Agreement dated February 20, 1996.
 10.11(1)         Sublease of Premises between the Registrant and Jerry R. Jones & Associates,
                    Inc., dated February 29, 1996, with attached Master Lease, dated October
                    26, 1988.
 10.12(1)         Master Lease Purchase Agreement between the Registrant and Copelco Leasing
                    Corporation dated April 13, 1994.
 10.13(a)(1)      Agreement and Plan of Reorganization dated January 19, 1996.
 10.13(b)(1)      Agreement and Plan of Merger dated February 26, 1996.
 10.13(c)(1)      Escrow Agreement dated February 26, 1996.
 10.14(a)(1)      Form of Stock Purchase Warrant to Purchase shares of Series D Preferred
                    Stock.
 10.14(b)(1)      Form of Preferred Stock Purchase Warrant.
 10.14(c)(1)      MBW and Marquette Warrants dated August 21, 1992.
 10.14(d)(1)      Schuler Warrant dated September 30, 1992.
 10.15(a)(1)      Form of Convertible Unsecured Promissory Note.
 10.15(b)(1)      Form of Convertible Unsecured Promissory Note.
 10.17(1)+        Novocastra Laboratories Ltd. Distribution Agreement dated August 19, 1992.
 10.18(1)+        LJL BioSystems, Inc. Techmate 250 Production Agreement dated May 1, 1996.
 10.19(a)(1)      Silicon Valley Bank Loan and Security Agreement dated February 20, 1995.
 10.19(b)(1)      Amendment to Silicon Valley Bank Loan and Security Agreement dated March 28,
                    1996.
 11.1 (2)         Statement regarding computation of Per Share Earnings.

EXHIBIT
NUMBER                                              EXHIBITS
-------           -----------------------------------------------------------------------------
 13.1             The Registrant's Quarterly Report on Form 10-Q for the period ended September
                    30, 1996.
 21.1 (1)         Subsidiaries of the Registrant.
 23.1             Consent of Ernst & Young LLP, Independent Auditors.
 23.2             Consent of Counsel.
 24.1             Power of Attorney.
 27.1             Financial Data Schedule.

---------------
(1) Incorporated by reference to the like-numbered exhibit to Registrant's Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2) Incorporated by reference to the like-numbered exhibit to Registrant's Registration Statement on Form S-1 (Commission File No. 333-18471), declared effective by the Commission February 11, 1997.

 + Confidential Treatment has been granted for certain portions of this Exhibit.

 ++ Confidential Treatment has been requested for certain portions of this Exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tucson, State of Arizona, as of this 29th day of March, 1997.

                                          VENTANA MEDICAL SYSTEMS, INC.

                                          By: /s/       PIERRE H. SICE
                                            ------------------------------------
                                                       Pierre H. Sice
                                             Chief Financial and Administrative
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre H. Sice and Henry T. Pietraszek, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the dates indicated:

               SIGNATURE                                TITLE(S)                     DATE
----------------------------------------   -----------------------------------  ---------------

        /s/ HENRY T. PIETRASZEK            President and Chief Executive        March 29, 1997
----------------------------------------     Officer (Principal Executive
          Henry T. Pietraszek                Officer)

           /s/ PIERRE H. SICE              Chief Financial and Administrative   March 29, 1997
----------------------------------------     Officer (Principal Accounting
             Pierre H. Sice                  Officer)

          /s/ EDWARD M. GILES              Director                             March 29, 1997
----------------------------------------
            Edward M. Giles

          /s/ THOMAS M. GROGAN             Director                             March 29, 1997
----------------------------------------
            Thomas M. Grogan

           /s/ JOHN PATIENCE               Director                             March 29, 1997
----------------------------------------
             John Patience

          /s/ JACK W. SCHULER              Director                             March 29, 1997
----------------------------------------
            Jack W. Schuler

         /s/ JAMES R. WEERSING             Director                             March 29, 1997
----------------------------------------
           James R. Weersing

          /s/ R. JAMES DANEHY              Director                             March 29, 1997
----------------------------------------
            R. James Danehy

            /s/ REX J. BATES               Director                             March 29, 1997
----------------------------------------
              Rex J. Bates

      /s/ C. ANTHONY STELLAR, M.D.         Director                             March 29, 1997
----------------------------------------
        C. Anthony Stellar, M.D.

        /s/ JAMES M. STRICKLAND            Director                             March 29, 1997
----------------------------------------
          James M. Strickland

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Ventana Medical Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
Tucson, Arizona
January 8, 1997

                         VENTANA MEDICAL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents..........................................    $  1,103     $  6,190
  Short-term investments.............................................          --        4,877
  Accounts receivable................................................       1,925        5,145
  Inventories (Note 2)...............................................       1,767        3,272
  Prepaid expenses and other.........................................          24        1,044
                                                                         --------     --------
Total current assets.................................................       4,819       20,528
Property and equipment, net (Note 3).................................       2,258        3,301
Intangibles, net (Note 12)...........................................         301        8,581
                                                                         --------     --------
          Total assets...............................................    $  7,378     $ 32,410
                                                                         ========     ========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................................    $  1,061     $  1,738
  Other current liabilities (Note 4).................................         993        2,902
                                                                         --------     --------
Total current liabilities............................................       2,054        4,640
Long-term debt (Note 6)..............................................          --       12,500
Commitments (Notes 7, 10 and 12)
Convertible redeemable preferred stock at aggregate mandatory
  redemption value (Note 7):.........................................      35,180           --
Stockholders' equity (deficit) (Notes 7, 8 and 12):
  Preferred stock -- $.001 par value; 5,000,000 shares authorized,
     issued or outstanding...........................................          --           --
  Common stock -- $.001 par value; 50,000,000 shares authorized,
     1,020,164, and 10,978,238 shares issued and outstanding at
     December 31, 1995 and 1996, respectively........................         244       48,896
  Accumulated deficit................................................     (29,980)     (33,410)
  Cumulative foreign currency translation adjustment.................        (120)        (216)
                                                                         --------     --------
Total stockholders' equity (deficit).................................     (29,856)      15,270
                                                                         --------     --------
Total liabilities, convertible redeemable preferred stock, and
  stockholders' equity (deficit).....................................    $  7,378     $ 32,410
                                                                         ========     ========

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1995         1996
                                                               -------     -------     --------
Net sales....................................................  $ 5,927     $10,613     $ 24,129
Cost of goods sold...........................................    2,531       4,282       10,632
                                                                ------     -------     --------
                                                                 3,396       6,331       13,497
Operating expenses:
  Research and development...................................    1,926       2,239        2,749
  Selling, general and administrative........................    6,899       7,435       11,206
  Nonrecurring expenses (Note 12)............................       --          --       10,262
  Amortization of intangibles................................       --          --          424
                                                                ------     -------     --------
Loss from operations.........................................   (5,429)     (3,343)     (11,144)
Other income (expense).......................................       59          74         (137)
                                                                ------     -------     --------
Net loss.....................................................  $(5,370)    $(3,269)    $(11,281)
                                                                ======     =======     ========
Net loss per share, as adjusted..............................              $ (0.38)    $  (1.16)
                                                                           =======     ========
Shares used in computing net loss per share, as adjusted.....                8,664        9,687
                                                                           =======     ========

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               STOCKHOLDERS' EQUITY (DEFICIT)
                                                                      ------------------------------------------------
                                                                                                           CUMULATIVE
                                                                                                             FOREIGN
                           CONVERTIBLE REDEEMABLE PREFERRED STOCK         COMMON STOCK                      CURRENCY
                          -----------------------------------------   --------------------   ACCUMULATED   TRANSITION
                          SERIES A   SERIES C   SERIES D    TOTAL       SHARES     AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                          --------   --------   --------   --------   ----------   -------   -----------   -----------   --------
Balance at January 1,
  1994....................  $  536   $  9,385   $ 15,291   $ 25,212      908,170   $   197    $ (16,922)      $  --      $(16,725)
  Sale of Series D
    preferred stock.......      --         --      3,042      3,042           --        --           --          --            --
  Accretion of preferred
    stock redemption
    requirement...........      --        656      1,327      1,983           --        --       (1,983)         --        (1,983)
  Sale of common stock....      --         --         --         --       29,199         8           --          --             8
  Repurchase of common
    stock.................      --         --         --         --      (62,364)      (15)          --          --           (15)
  Translation
    adjustment............      --         --         --         --           --        --           --         (46)          (46)
  Net loss................      --         --         --         --           --        --       (5,370)         --        (5,370)
                            -----    --------   --------    -------   ----------   -------     --------       -----      --------
Balance at December 31,
  1994....................     536     10,041     19,660     30,237      875,005       190      (24,275)        (46)      (24,131)
  Sale of Series D
    preferred stock.......      --         --      2,507      2,507           --        --           --          --            --
  Accretion of preferred
    stock redemption
    requirement...........      --        655      1,781      2,436           --        --       (2,436)         --        (2,436)
  Sale of common stock....      --         --         --         --      160,210        67           --          --            67
  Repurchase of common
    stock.................      --         --         --         --      (15,051)      (13)          --          --           (13)
  Translation
    adjustment............      --         --         --         --           --        --           --         (74)          (74)
  Net loss................      --         --         --         --           --        --       (3,269)         --        (3,269)
                            -----    --------   --------    -------   ----------   -------     --------       -----      --------
Balance at December 31,
  1995....................     536     10,696     23,948     35,180    1,020,164       244      (29,980)       (120)      (29,856)
  Sale of Series D
    preferred stock.......      --         --        413        413           --        --           --          --            --
  Accretion of preferred
    stock redemption
    requirement...........      --        328      1,027      1,355           --        --       (1,355)         --        (1,355)
  Conversion of preferred
    stock upon completion
    of initial public
    offering..............    (536)   (11,024)   (25,388)   (36,948)   6,716,997    27,742        9,206          --         3,694
  Proceeds of initial
    public offering, net
    of expenses $1,221....      --         --         --         --    1,963,975    17,044           --          --        17,044
  Conversion of debt into
    common stock..........      --         --         --         --      222,973     3,016           --          --         3,016
  Sale of common stock --
    other.................      --         --         --         --    1,054,129       850           --          --           850
  Translation
    adjustment............      --         --         --         --           --        --           --         (96)          (96)
  Net loss................      --         --         --         --           --        --      (11,281)         --       (11,281)
                            -----    --------   --------    -------   ----------   -------     --------       -----      --------
Balance at December 31,
  1996....................  $   --   $     --   $     --   $     --   10,978,238   $48,896    $ (33,410)      $(216)     $ 15,270
                            =====    ========   ========    =======   ==========   =======     ========       =====      ========

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1995         1996
                                                               -------     -------     --------
OPERATING ACTIVITIES:
Net loss.....................................................  $(5,370)    $(3,269)    $(11,281)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Purchased in-process research and development..............       --          --        7,900
  Depreciation and amortization..............................      477         911        1,052
  Gain on early extinguishment of debt.......................       --          --          300
Changes in operating assets and liabilities net of effects
  from acquisition of BioTek Solutions, Inc.:
  Accounts receivable........................................     (941)       (474)      (2,598)
  Inventories................................................      (24)       (874)      (1,377)
  Other assets...............................................       37        (114)        (288)
  Accounts payable...........................................      321         422          181
  Other current liabilities..................................      224         459       (1,626)
                                                               -------     -------     --------
Net cash used in operating activities........................   (5,276)     (2,939)      (7,737)
INVESTING ACTIVITIES:
Purchase of property and equipment, net......................     (604)       (956)        (815)
Purchase of intangible assets................................       --          --         (192)
Acquisition of BioTek Solutions, Inc. .......................       --          --       (2,500)
Sales (purchases) of short-term investments available for
  sale.......................................................    4,063          --       (4,877)
                                                               -------     -------     --------
Net cash provided by (used in) investing activities..........    3,459        (956)      (8,384)
FINANCING ACTIVITIES:
Repayments of notes payable..................................      (36)         --           --
Net proceeds from initial public offering....................       --          --       17,044
Issuance of debt (including amounts from related parties) and
  stock......................................................    3,035       2,561        7,624
Repayment of debt, net of gain on extinguishment.............       --          --       (3,364)
                                                               -------     -------     --------
Net cash provided by financing activities....................    2,999       2,561       21,304
Effect of exchange rate changes on cash......................      (46)        (74)         (96)
                                                               -------     -------     --------
Net increase (decrease) in cash and cash equivalents.........    1,136      (1,408)       5,087
Cash and cash equivalents, beginning of year.................    1,375       2,511        1,103
                                                               -------     -------     --------
Cash and cash equivalents, end of year.......................  $ 2,511     $ 1,103     $  6,190
                                                               =======     =======     ========

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization: Ventana Medical Systems, Inc. (the "Company") develops, manufactures, and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. At present, the Company's principal markets are North America and Europe.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, BioTek Solutions, Inc. (BioTek), Ventana Medical Systems, S.A. and Ventana Medical Systems GmbH. All significant intercompany transactions have been eliminated.

     Reclassifications: The consolidated financial statements for 1994 and 1995 have been reclassified to conform with the 1996 presentation.

     Cash and Cash Equivalents: Cash equivalents include investments (primarily money market accounts and overnight reverse repurchase agreements) with maturities of three months or less from the date of purchase.

     Short-term Investments: Short-term investments are carried at fair value and include highly liquid investments with maturities of one year or less from the date of purchase. These investments, classified as available for sale, consist of U.S. Treasury Bills for which cost approximates market value.

     Inventories: Inventories, principally chemical, biological and instrument parts and reagents and finished instruments, are stated at the lower of cost (first-in first-out) or market.

     Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements is calculated using a straight-line method over the term of the lease. Maintenance and repairs are charged to operations as incurred.

     Diagnostic instruments include automated instruments used by customers under cancelable reagent plans ("RPs"), which generally are cancelable upon 90 days written notice. These agreements also require the customer to purchase a specified amount of reagents for tests from the Company over the term of the agreement. The manufacturing cost of the related instruments is amortized over a period of 36 to 48 months and charged to cost of goods sold. Diagnostic instruments also include instruments placed with customers for evaluation or demonstration as part of the Company's sales process.

     Intangibles: Intangible assets consist primarily of goodwill, customer base, and developed technology acquired in the BioTek acquisition (see Note 12). Such assets are amortized over estimated useful lives of 15 years for developed technology and goodwill, and 20 years for customer base. Intangibles are presented net of amortization of $519,000 at December 31, 1996.

     Impairment is recognized in operating results if a permanent decline in value occurs. The Company will measure possible impairment of its intangible assets periodically by comparing the cash flows generated by those assets to their carrying values. The Company will periodically evaluate the useful lives assigned to the various categories of intangible assets considering such factors as (i) demand, obsolescence, competition, market share, and other economic factors; (ii) legal and regulatory provisions; and (iii) the periods expected to be benefited.

     Revenue Recognition: Sales of instruments and reagents are generally recognized upon shipment. Sales through domestic distributors are recognized upon shipment of products by the distributors to end users. Revenues from reagents sold under RPs and similar leasing arrangements are recognized when reagents are shipped.

                         VENTANA MEDICAL SYSTEMS, INC.

     For the year ended December 31, 1996, sales to DAKO A/S and Curtin Matheson Scientific, Inc., a subsidiary of Fisher Scientific, Inc. represented 17% and 16% of consolidated net sales, respectively. No customer represented greater than 10% of consolidated net sales for the years ended December 31, 1994 or 1995.

     Concentration of Credit Risk: The Company sells its instruments and reagent products primarily to hospitals, medical clinics, reference laboratories, and universities. Credit losses have been minimal to date. The Company invests its excess cash primarily in U.S. government securities and has an established policy relating to diversification and maturities that is designed to maintain safety and liquidity. The Company has not experienced any material losses on its cash equivalents or short-term investments.

     Nonrecurring Expenses: Nonrecurring expenses consist of the estimated costs of integrating BioTek's operations into Ventana's and the cost of research and development in process acquired from BioTek (see Note 12).

     Foreign Currency Translations: Foreign currency financial statements of the Company's foreign subsidiaries are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year end and statement of operations account at the average exchange rate for the year, with resulting translations adjustments reported as a separate component of stockholders' equity (deficit).

     Income Taxes: The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the carrying amount of deferred tax assets to their net realizable value.

     Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments: The Company's cash, short-term investments, accounts receivable, and convertible redeemable preferred stock represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

     Stock-Based Compensation: The Company accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

     Loss Per Common Share: Loss per common share is computed using the weighted average number of shares of common stock outstanding, except as noted below. Common equivalent shares from stock options and warrants are excluded from the computation when the effect is antidilutive, except that, for periods prior to the effective date of the Company's initial public offering, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, common and preferred shares, options, and warrants issued during the period commencing 12 months prior to the initial filing of the registration statement at prices below the public offering price are presumed to have been in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented, determined using the treasury stock method and the price from the initial public offering.

                         VENTANA MEDICAL SYSTEMS, INC.

     Net loss per common share, historical basis, was as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                        1994        1995         1996
                                                       -------     -------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                                    DATA)
        Net loss.....................................  $(5,370)    $(3,269)    $(11,281)
        Less accretion of preferred stock redemption
          requirement................................   (1,983)     (2,436)      (1,355)
                                                       -------     --------    ---------
        Net loss applicable to common stock..........  $(7,353)    $(5,705)    $(12,636)
                                                       =======     ========    =========
        Net loss per common share....................  $ (3.66)    $ (2.78)    $  (2.15)
                                                       =======     ========    =========
        Weighted average shares outstanding..........    2,010       2,050        5,866
                                                       =======     ========    =========

     The as adjusted calculation of net loss per share presented in the consolidated statements of operations has been computed as described above, but also gives effect to the conversion of all outstanding shares of convertible redeemable preferred stock into common stock upon closing of the Company's initial public offering (determined using the if-converted method) and the exercise of warrants to purchase Series D preferred stock which would otherwise have expired upon completion of the Offering.

2.  INVENTORIES

     Inventories consist of the following:

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1995       1996
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Raw materials and work-in process..........................  $1,265     $2,379
        Finished goods.............................................     502        893
                                                                     ------     ------
                                                                     $1,767     $3,272
                                                                     ======     ======

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1995       1996
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Diagnostic instruments.....................................  $2,008     $2,762
        Machinery and equipment....................................   1,501      2,193
        Computers and related equipment............................     284        945
        Furniture and fixtures.....................................     272        292
        Leasehold improvements.....................................     133        253
                                                                     ------     ------
                                                                      4,198      6,445
        Less accumulated depreciation and amortization.............   1,940      3,144
                                                                     ------     ------
                                                                     $2,258     $3,301
                                                                     ======     ======

                         VENTANA MEDICAL SYSTEMS, INC.

4.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                                       DECEMBER 31,
                                                                      ---------------
                                                                      1995      1996
                                                                      ----     ------
                                                                      (IN THOUSANDS)
        Accrued payroll and payroll taxes...........................  $289     $  435
        Accrued commissions.........................................   198        150
        Deferred revenue............................................   127        816
        Accrued legal reserves......................................    --        432
        Sales tax payable...........................................   167        281
        Other accrued expenses......................................   212        788
                                                                      ----     ------
                                                                      $993     $2,902
                                                                      ====     ======

5.  LINE OF CREDIT

     During 1996, the Company had $2.7 million available under a line of credit arrangement with a bank which is subject to renewal in March 1997. Borrowings under the line are collateralized by the Company's receivables and intellectual property. The line contains certain financial covenants with which the Company must comply. No borrowings were outstanding under the line at December 31, 1996. However, $500,000 of the line of credit is not available to the Company at this time, as it supports an irrevocable letter of credit issued by the bank in favor of a vendor.

     The Company has obtained a lending commitment for $2.0 million under a term loan with interest at the bank's prime rate plus 2.0%. The Company will make monthly interest payments on amounts borrowed through March 1997, at which time any amount borrowed plus accrued interest must be repaid in 24 equal monthly installments. No amounts were outstanding under this credit facility at December 31, 1996.

6.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996:

        Exchange Notes.....................................................  $ 5,464
        Notes payable to stockholders, terms identical to Exchange Notes...    4,846
        Notes payable to a customer, interest imputed at approximately 10%,
          repaid through discounts on future purchases.....................    1,587
        Other..............................................................      603
                                                                             -------
                                                                             $12,500
                                                                             =======

     The Exchange Notes are payable in February 1998. The Exchange Notes bear interest at 7% payable on February 26, 1997 and 1998. The February 26, 1997 interest payment may be made in cash or common stock at the Company's option. If the Exchange Notes are redeemed prior to February 26, 1997, no interest is payable. At December 31, 1996, the Company has accrued $603,000 in interest expense related to the Notes. Should the Exchange Notes be redeemed prior to February 26, 1997, the Company will reverse this accrual with an offsetting reduction of acquisition goodwill. The Exchange Notes were convertible into the Company's common stock for 30 days subsequent to the acquisition. On March 25, 1996, approximately $3,016,000 of the Exchange Notes were converted into the Company's common stock.

     On September 9, 1996, the Company offered to redeem up to $4.0 million of Exchange Notes at an early payment discount of 9.5% of the face value of the notes. On October 18, 1996, the Company redeemed for

                         VENTANA MEDICAL SYSTEMS, INC.

$3.4 million Exchange Notes with a face value of $3.7 million. The resulting gain on extinguishment of debt was reflected in operating results in the fourth quarter of 1996.

7.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     All shares of Series A, C, and D preferred stock were converted to common stock upon completion of the Company's initial public offering. As a result of the conversion of convertible redeemable preferred stock into common stock, all accumulated unpaid dividends on the preferred stock were canceled.

     The following is a summary of mandatory redemption value, accumulated unpaid dividends and authorized, issued, and outstanding shares:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1994            1995
                                                            -----------     -----------
                                                            (IN THOUSANDS, EXCEPT SHARE
                                                                       DATA)
        Series A (non-cumulative):
          Mandatory redemption............................  $       536     $       536
          Authorized, issued and outstanding shares.......      750,000         750,000
        Series C (9% cumulative):
          Mandatory redemption, including accumulated
             dividends....................................  $    10,041     $    10,696
          Accumulated dividends...........................  $     2,765     $     3,420
          Authorized shares...............................    8,300,000       8,300,000
          Issued and outstanding shares...................    8,084,543       8,084,543
        Series D (9% cumulative):
          Mandatory redemption, including accumulated
             dividends....................................  $    19,660     $    23,948
          Accumulated dividends...........................  $     2,650     $     4,431
          Authorized shares...............................   10,250,000      10,250,000
          Issued and outstanding shares...................    7,911,836       9,098,741
        Totals
          Mandatory redemption, including accumulate
             dividends....................................  $    30,237     $    35,180
          Accumulated dividends...........................  $     5,415     $     7,851
          Authorized shares...............................   19,300,000      19,300,000
          Issued and outstanding shares...................   16,746,379      17,933,284

8.  COMMON STOCK

     On February 26, 1996, the Company sold 646,664 shares of common stock to two directors of the Company and a related partnership at a price of $1.62 per share for their efforts and assistance in completing the BioTek acquisition and assisting management with its integration of the companies. Receivables of $910,000 due from the directors have been netted against Common Stock at December 31, 1996.

     On July 26, 1996, the Company sold, through an underwritten public offering, 1,890,907 shares of its Common Stock at $10.00 per share. Immediately prior to the public offering, the Company completed a 1 for 2.7059046 reverse stock split. All share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the effect of this reverse stock split.

     Upon closing of the Company's initial public offering, all outstanding shares of its Series A, C and D redeemable convertible preferred stock were converted into 6,716,997 shares of Common Stock. On August 25, 1996, the Company's underwriters exercised a portion of their overallotment option. The

                         VENTANA MEDICAL SYSTEMS, INC.

underwriters purchased an additional 73,068 shares of Common Stock from the Company, resulting in net proceeds of $679,532 to the Company. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

     In December 1996, the Company's Board of Directors authorized the Company to file a Registration Statement with the Securities and Exchange Commission to sell an additional 1,850,000 shares of common stock in an underwritten public offering.

     Warrants for the purchase of 784,613 shares of Common Stock were outstanding and fully exercisable at December 31, 1996 at an exercise price of $5.82 per share. These warrants may be exercised on a net basis and will expire in February 2001, to the extent not previously exercised.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

     Under the Company's 1988 Stock Option Plan ("the 1988 Plan"), up to 1,339,663 shares of common stock have been reserved for grant to employees and directors. Options must be granted at not less than 100% of fair market value (as determined by the Board of Directors) at the date of grant. Options generally vest over a four year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

     In April 1996, the Company's Board of Directors authorized the 1996 Stock Option Plan ("the 1996 Plan"). A total of 1,000,000 shares of common stock have been reserved for issuance under the 1996 Plan. Options must be granted at not less than 100% of the fair market value of the Company's stock on the dates of grant. Options generally vest over four years and expire in ten years.

     In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan ("the 1996 Purchase Plan"). A total of 200,000 shares of common stock are reserved for issuance under the 1996 Purchase Plan. A total of 17,321 shares of common stock have been issued under the 1996 Purchase Plan at a price of $8.18 per share. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the lower of the first or last day of the applicable offering period.

     In June 1996, the Company adopted the 1996 Director Stock Option Plan (the "Director Plan") and reserved a total of 250,000 shares of common stock for issuance thereunder. Commencing with the Company's 1997 annual meeting of stockholders, each nonemployed director will be granted a nonstatutory option to purchase an amount of shares of the Company's common stock equal to 5,000 shares multiplied by a fraction, the numerator of which shall be $15.00 and the denominator of which shall be the fair market value of one share of the Company's common stock on the dates of grant. The exercise price of options granted under the Director Plan will be equal to the fair market value of one share of the Company's common stock on the dates of grant. Each option granted under the Director Plan will vest on a cumulative monthly basis over a one-year period and will have a 10-year term. The Director Plan will terminate in June 2001, unless terminated earlier.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996: risk-

                         VENTANA MEDICAL SYSTEMS, INC.

free interest rate of 6.28%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .755, and a weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company's pro forma information follows:

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  --------------------
                                                                   1995         1996
                                                                  -------     --------
                                                                     (IN THOUSANDS,
                                                                  EXCEPT FOR PER SHARE
                                                                         DATA)
        Net loss, as reported...................................  $(3,269)    $(11,281)
        Pro forma compensation expense for stock options
          1995 grants...........................................      (82)         (34)
          1996 grants...........................................       --         (268)
                                                                  -------     --------
        Pro forma net loss......................................  $(3,351)    $(11,583)
                                                                  =======     ========
        Pro forma loss per share................................  $ (0.39)    $  (1.20)
                                                                  =======     ========

     A summary of the Company's stock option activity, and related information is as follows:

                                                               OUTSTANDING STOCK OPTIONS
                                                             -----------------------------
                                                                              WEIGHTED
                                                             NUMBER OF        EXERCISE
                                                              OPTIONS      PRICE PER SHARE
                                                             ---------     ---------------
        Balance at January 1, 1994.........................    272,986          $0.23
          Granted..........................................    564,836           0.84
          Exercised........................................    (28,090)          0.23
          Canceled.........................................   (196,955)          0.23
        Balance at December 31, 1994.......................    612,777           0.74
          Granted..........................................    271,396           0.84
          Exercised........................................   (183,351)          0.36
          Canceled.........................................   (126,618)          0.36
        Balance at December 31, 1995.......................    650,454           0.95
          Granted..........................................    271,396           9.73
          Exercised........................................   (183,351)          0.89
          Canceled.........................................    (23,264)          0.84
        Balance at December 31, 1996.......................    715,235          $3.89

     Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

     The weighted average fair values of stock options granted during 1995 and 1996 for which the exercise price was equal to the fair market value of the stock were $0.63 per share and $7.42 per share, respectively. The weighted average fair values of stock options granted during 1995 and 1996 for which the exercise price exceeded the fair market value of the stock were $0.03 per share and $0.89 per share, respectively.

                         VENTANA MEDICAL SYSTEMS, INC.

     Exercise prices for options outstanding as of December 31, 1996 ranged from $0.24 per share to $17.00 per share, with substantially all options having an exercise price of less than $2.00 per share. The remaining contractual life of such options ranged from two to ten years. Options for the purchase of 153,199 shares were immediately exercisable at December 31, 1996.

9.  INCOME TAXES

     The Company's deferred tax assets consist of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Non-current:
          Net operating loss carryforwards.......................  $ 5,004     $ 5,396
          Capitalized research and development...................    2,471       2,650
          General business credit carryforwards..................      767         929
          Other..................................................      186         217
        Current:
          Miscellaneous..........................................      154         525
                                                                   -------     -------
        Total deferred tax assets................................    8,582       9,717
        Valuation reserve........................................   (8,582)     (9,717)
                                                                   -------     -------
        Net deferred tax assets..................................  $    --     $    --
                                                                   =======     =======

     The valuation allowance for deferred tax assets was increased by $1,843,000, $1,319,000, and $1,135,000 in the years ended December 31, 1994,
1995, and 1996, respectively to fully offset deferred tax balances.

     Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the deferral of research and development expenses for tax purposes.

     At December 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $12.7 million. These federal and state carryforwards will begin to expire in 2000 and 1997, respectively, if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $900,000 which will begin to expire in 2005, if not previously utilized. Utilization of the Company's net operating loss carryforwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company's prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards.

10.  COMMITMENTS

     The Company conducts its corporate operations from leased facilities. In addition to monthly rental payments, the Company is responsible for certain monthly operating and maintenance expenses of such facilities. The lease expires in 2001. The future minimum rental payments under this and other operating lease arrangements are as follows:

                                                                         (IN THOUSANDS)
        1997...........................................................      $  453
        1998...........................................................         392
        1999...........................................................         289
        2000...........................................................         304
        2001...........................................................          76
                                                                            -------
                                                                             $1,514
                                                                         ===========

                         VENTANA MEDICAL SYSTEMS, INC.

     Rent expense totaled $157,000, $188,000, and $426,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     A competitor has filed suit against a subsidiary of the Company alleging infringement of certain patent rights. The Company is also involved in various other actions arising in the normal course of business. Management, in conjunction with outside counsel, periodically reviews such matters and makes accruals when deemed necessary. Management is of the opinion that the disposition of these claims will not have a material effect on the Company's financial position or results of operations.

11.  FOREIGN OPERATIONS, GEOGRAPHIC, AND SEGMENT DATA

     The Company operates predominantly in one segment, the medical diagnostic devices industry. Inventory transfers to foreign subsidiaries are made at standard cost. The following summary includes both net sales to unaffiliated customers and transfers between geographic areas. The North America operations include corporate activity that benefits the Company as a whole. The North America geographic area represents primarily the United States. The European geographic area represents primarily France and Germany.

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                        1994        1995         1996
                                                       -------     -------     --------
                                                                (IN THOUSANDS)
        Net Sales
          North America unaffiliated customers.......  $ 5,627     $ 9,657     $ 22,257
          Europe unaffiliated customers..............      300         956        1,872
          Consolidated subsidiaries..................      903         521        1,896
                                                       -------     -------     --------
                                                         6,830      11,134       26,025
          Eliminations...............................     (903)       (521)      (1,896)
                                                       -------     -------     --------
                                                       $ 5,927     $10,613     $ 24,129
                                                       =======     =======     ========
        Net Loss:
          North America..............................  $(3,974)    $(2,654)    $(10,130)
          Europe.....................................   (1,164)       (363)        (869)
                                                       -------     -------     --------
                                                        (5,138)     (3,017)     (10,999)
          Eliminations...............................     (232)       (252)        (282)
                                                       -------     -------     --------
                                                       $(5,370)    $(3,269)    $(11,281)
                                                       =======     =======     ========
        Identifiable Assets:
          North America..............................  $ 8,506     $ 8,823     $ 49,589
          Europe.....................................      952       1,099        1,526
                                                       -------     -------     --------
                                                         9,458       9,922       51,115
          Eliminations...............................   (2,179)     (2,544)     (18,705)
                                                       -------     -------     --------
                                                       $ 7,279     $ 7,378     $ 32,410
                                                       =======     =======     ========

                         VENTANA MEDICAL SYSTEMS, INC.

12.  BIOTEK ACQUISITION

     The Company acquired BioTek for $19.1 million on February 26, 1996. The acquisition has been accounted for as a purchase. The results of BioTek are included in the accompanying consolidated financial statements from the date of acquisition.

     The purchase price for BioTek consisted of:

                                                                         (IN THOUSANDS)
        Cash consideration.............................................     $  2,500
        Stock issued to BioTek noteholders.............................        3,016
        Exchange Notes issued..........................................        8,968
        Note payable -- escrow for contingencies.......................          234
        Net historical liabilities assumed.............................        4,389
                                                                             -------
                                                                            $ 19,107
                                                                             =======

     The purchase price was allocated as follows:

                                                                         (IN THOUSANDS)
        Tangible net assets............................................     $  2,252
        In-process research and development............................        7,900
        Goodwill and other intangibles.................................        2,055
        Developed technology...........................................        2,800
        Customer base..................................................        4,100
                                                                             -------
        Total purchase price...........................................     $ 19,107
                                                                             =======

     The Company charged to expense at the date of the acquisition $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses. This amount is included as a component of nonrecurring expenses in the accompanying consolidated statements of operations. The remaining nonrecurring expenses of $2.3 million consist of integration and other indirect acquisition costs.

     Pro forma results of operations for the years ended December 31, 1995 and 1996, assuming consummation of the purchase as of January 1, 1995 and as adjusted to reflect the sale of 1,890,907 shares of common stock by the Company and the application of the net proceeds therefrom, are as follows:

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  --------------------
                                                                    1995        1996
                                                                  --------     -------
                                                                     (IN THOUSANDS,
                                                                         EXCEPT
                                                                    PER SHARE DATA)
        Net sales...............................................  $ 19,475     $25,211
        Net loss................................................  $(15,792)    $(2,353)
        Net loss per share......................................  $  (1.56)    $ (0.22)

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    13.1      The Registrant's Quarterly Report on Form 10-Q for the period ended September 30,
              1996
    23.1      Consent of Ernst & Young LLP, Independent Auditors
    24.1      Power of Attorney (see page 48)
    27.1      Financial Data Schedule