Form 10-Q
period 1997-03-31
VENTANA MEDICAL SYSTEMS INC
filed 1997-05-13
CIK 893160

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

                        COMMISSION FILE NUMBER ________

                            ------------------------

                         VENTANA MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-2976937
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      3865 NORTH BUSINESS CENTER DRIVE                              85705
               TUCSON, ARIZONA                                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (520) 887-2155
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $0.001 par value -- 12,907,015 shares as of May 2, 1997
================================================================================

                         VENTANA MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..........................................    2
              Condensed Consolidated Balance Sheets December 31, 1996 and March 31, 1997
              (Unaudited)...............................................................    2
              Condensed Consolidated Statements of Operations Three months ended March
              31, 1996 and 1997 (Unaudited).............................................    3
              Condensed Consolidated Statement of Cash Flows Three months ended March
              31, 1996 and 1997 (Unaudited).............................................    4
              Notes to Condensed Consolidated Financial Statements......................    5
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS................................................................    8

PART II. OTHER INFORMATION
     ITEM 1.  LEGAL PROCEEDINGS.........................................................   19
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   19
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................   20
Signature

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         VENTANA MEDICAL SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        MARCH 31,
                                                                                          1997
                                                                     DECEMBER 31,      -----------
                                                                         1996          (UNAUDITED)
                                                                     -------------
                                                                        (NOTE)
Current assets:
  Cash and cash equivalents........................................    $  11,067        $  26,952
  Accounts receivable..............................................        5,145            5,055
  Inventories (Note 2).............................................        3,272            4,044
  Other............................................................        1,044            1,166
                                                                         -------          -------
Total current assets...............................................       20,528           37,217
Property and equipment, net (Note 3)...............................        3,301            3,897
Intangibles, net (Notes 4 and 5)...................................        8,581            8,476
                                                                         -------          -------
          Total assets.............................................    $  32,410        $  49,590
                                                                         =======          =======
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................    $   1,738        $   1,872
  Other current liabilities........................................        2,902            3,735
                                                                         -------          -------
Total current liabilities..........................................        4,640            5,607
Long term debt (Note 6)............................................       12,500            1,434
Stockholders' equity (Note 7):
  Preferred stock -- $.001 par value; 5,000,000 shares authorized;
     no shares issued or outstanding...............................           --               --
  Common stock -- $.001 par value; 50,000,000 shares authorized;
     10,978,238 and 12,883,912 shares issued and outstanding at
     December 31, 1996 and March 31, 1997, respectively............       48,896           76,217
  Accumulated deficit..............................................      (33,410)         (33,201)
  Cumulative foreign currency translation adjustment...............         (216)            (467)
                                                                         -------          -------
          Total stockholders' equity...............................       15,270           42,549
                                                                         -------          -------
          Total liabilities and stockholders' equity...............    $  32,410        $  49,590
                                                                         =======          =======

---------------

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                         VENTANA MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1996        1997
                                                                          --------     -------
Sales:
  Instruments............................................................ $  1,594     $ 1,971
  Reagents and other.....................................................    2,552       4,987
                                                                          --------     -------
          Total net sales................................................    4,146       6,958
Cost of goods sold.......................................................    1,541       2,701
                                                                          --------     -------
Gross profit.............................................................    2,605       4,257
Operating expenses:
  Research and development...............................................      613         729
  Selling, general and administrative....................................    2,265       3,378
Nonrecurring expenses....................................................    9,983          --
Amortization of intangibles..............................................       46         127
                                                                          --------     -------
Income (loss) from operations............................................  (10,302)         23
Interest income (expense)................................................       (4)        186
                                                                          --------     -------
Net income (loss)........................................................  (10,306)    $   209
                                                                          ========     =======
Net income( loss) per share, as adjusted (Note 8)........................ $  (1.16)    $  0.02
                                                                          ========     =======
Shares used in computing net per share...................................    8,895      12,924
                                                                          ========     =======

                             See accompanying notes

                         VENTANA MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
OPERATING ACTIVITIES:
Net income (loss)....................................................... $(10,306)    $    209
Adjustments to reconcile net loss to cash provided by operating activities:
  Purchase in process research and development (Note 5).................    7,900           --
  Depreciation and amortization.........................................      298          422
  Changes in operating assets and liabilities, net......................      899          162
                                                                         --------     --------
Net cash provided by operating activities...............................   (1,209)         793

INVESTING ACTIVITIES:
Purchase of property and equipment, net.................................      (69)        (876)
Purchase of intangible assets (Note 4)..................................       --          (37)
Acquisition of BioTek Solutions, Inc. (Note 5)..........................   (2,500)          --
                                                                         --------     --------
Net cash provided by investing activities...............................   (2,569)        (913)

FINANCING ACTIVITIES:
Issuance (repayment) of debt (including amounts from related parties)
  and stock (Note 6)....................................................    6,092      (10,408)
Net proceeds from public offering (Note 7)..............................       --       26,664
                                                                         --------     --------
Net cash provided by financing activities...............................    6,092       16,256
Effect of exchange rate change on cash..................................       20         (251)
                                                                         --------     --------
Net increase in cash and cash equivalents...............................    2,334       15,885
Cash and cash equivalents, beginning of period..........................    1,103       11,067
                                                                         --------     --------
Cash and cash equivalents, end of period................................ $  3,437     $ 26,952
                                                                         ========     ========

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying condensed consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent auditors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

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

 2. INVENTORIES

Inventories consist of the following:

                                                               DECEMBER 31,     MARCH 31,
                                                                   1996           1997
                                                               ------------     ---------
                                                                     (IN THOUSANDS)
        Raw material and work-in-process......................    $2,379         $ 3,038
        Finished goods........................................       893           1,006
                                                                  ------          ------
                                                                  $3,272         $ 4,044
                                                                  ======          ======

 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               DECEMBER 31,     MARCH 31,
                                                                   1996           1997
                                                               ------------     ---------
                                                                     (IN THOUSANDS)
        Diagnostic instruments................................    $2,762         $ 3,027
        Machinery and equipment...............................     2,193           3,119
        Computers and related equipment.......................       945             709
        Furniture and fixtures................................       292             142
        Leasehold improvements................................       253             324
                                                                  ------          ------
                                                                   6,445           7,321
                                                                  ======          ======
        Less accumulated depreciation and amortization........     3,144           3,424
                                                                  $3,301         $ 3,897
                                                                  ======          ======

                         VENTANA MEDICAL SYSTEMS, INC.

 4. INTANGIBLES

Intangibles consist of the following:

                                                               DECEMBER 31,     MARCH 31,
                                                                   1996           1997
                                                               ------------     ---------
                                                                     (IN THOUSANDS)
        Goodwill..............................................    $1,756         $ 1,756
        Developed technology..................................     2,800           2,800
        Customer list.........................................     4,100           4,100
        Patents...............................................       444             481
                                                                  ======          ======
        Less accumulated amortization.........................       519             661
                                                                  $8,581         $ 8,476
                                                                  ======          ======

 5. ACQUISITION OF BIOTEK SOLUTIONS, INC.

     The Company acquired BioTek Solutions, Inc. ("BioTek") for $19.1 million on February 26, 1996. The acquisition has been accounted for as a purchase. The consolidated financial statements include the operations of BioTek from the date of purchase. The composition of the consideration paid for BioTek and the allocation of the purchase price is presented below:

     The purchase price for BioTek consisted of:

                                                                         (IN THOUSANDS)
        Cash consideration.............................................     $  2,500
        Stock issued to BioTek noteholders.............................        3,016
        Exchange Notes issued..........................................        8,968
        Note payable -- escrow for contingencies.......................          234
        Net historical liabilities acquired............................        4,389
                                                                             -------
                  Total purchase price.................................     $ 19,107
                                                                             =======

     The purchase price was allocated as follows:

        Tangible net assets............................................     $  2,252
        In-process research and development............................        7,900
        Goodwill and other intangibles.................................        2,055
        Developed technology...........................................        2,800
        Customer list..................................................        4,100
                                                                             -------
                                                                            $ 19,107
                                                                             =======

     In accordance with Statement of Financial Accounting Standard 2 ("FAS 2"), the Company charged to expense, at the date of the acquisition, $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses.

 6. LONG-TERM DEBT:

     On February 19, 1997, the Company repaid the remaining $10.3 million of outstanding exchange notes and Ventana notes which were issued in connection with the acquisition of BioTek discussed in Note 5 above out of the proceeds of its secondary offering completed in the first quarter of 1997. Such repayment was made in accordance with provisions of the notes to the effect that no interest would be due and payable thereon if full repayment was made prior to February 26, 1997.

                         VENTANA MEDICAL SYSTEMS, INC.

 7. PUBLIC OFFERING:

     On February 12, 1997, the Company sold, through an underwritten secondary offering, 1,850,000 shares of its Common Stock at $15.00 per share and realized net proceeds of $26.2 million to the Company. On February 21, 1997, the Company's underwriters exercised their overallotment option in full. The underwriters purchased an additional 31,066 shares of Common Stock from the Company, resulting in net proceeds of $0.4 million to the Company.

 8. INCOME (LOSS) PER SHARE:

     Income (loss) per share for the three months ended March 31, 1996 and 1997 is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, after giving effect to dilutive stock options and warrants using the treasury method except that stock options and warrants are not included in the per share calculation for the three months ended March 31, 1996 because the effect of their inclusion would be antidilutive, except further that for periods prior to the effective date of the Company's initial public offering of July 26, 1996, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for the entire period, using the treasury method and the initial public offering price.

        STATEMENT OF COMPUTATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      --------------------
                                                                        1996        1997
                                                                      --------     -------
                                                                          (UNAUDITED)
    Net income (loss)...............................................  $(10,306)    $   209
    Weighted average common shares outstanding......................     8,895      11,931
    Dilutive stock options and warrants.............................        --         993
    Weighted average common shares outstanding during the period....     8,895      12,924
    Net income (loss) per share.....................................  $  (1.16)    $  0.02
                                                                      ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

     The following discussion of the financial condition and results of operations of Ventana should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those anticipated by such forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning the risk of cancer/cancer screening/improvements in automated IHC; business strategy; development and introduction of new products; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

OVERVIEW:

     Ventana Medical Systems, Inc. ("Ventana or the Company") develops, manufactures and markets proprietary instrument/reagent systems that automate immunohistochemistry ("IHC") and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company for each test conducted. Reagents consist of two principal components: a primary antibody and a detection chemistry which is used to visualize the primary antibody. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments, and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases and as reagent program ("RP") placements increase as a percentage of total instrument placements. There can be no assurance that the Company's market expansion strategy will produce the level of revenues expected, that the Company will achieve profitability or that these revenues and profitability, if achieved, will be sustainable.

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

     In February 1996, Ventana acquired BioTek Solutions, Inc. ("BioTek"), for an aggregate consideration of $19.1 million, consisting of cash, promissory notes, and the assumption of liabilities. The transaction was accounted for as a purchase. The purchase price was allocated between tangible net assets and intangible assets consisting of developed technology, customer list, goodwill and in-process research and development.

     As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. (a subsidiary of Fisher Scientific, Inc.) ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). Consequently, the Company is obliged to perform according to the provisions of these contracts as they relate to the sales, marketing, distribution and manufacturing of many of the products acquired in the BioTek merger. BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements. Ventana's strategy regarding BioTek is to continue to integrate the operations of BioTek into the Ventana business model, in which manufacturing, sales and marketing activities are performed by Company employees. In May 1996, the Company completed the integration of the BioTek and Ventana direct field sales and technical personnel. The Company does not intend to renew the United States distribution agreement with CMS which expires in April 1998. The international distribution agreement with DAKO expires in December 1999.

     The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and RPs. In an RP, the Company provides the customer with the use of an instrument with no capital investment with the objective of creating reagent revenue. The terms and conditions of RP instrument placements can vary from formal agreements specifying minimum volumes and unit pricing for reagent purchases to short term, informal arrangements where customers purchase reagents on a month to month basis. For RP placements, the Company incurs the cost of manufacturing or procuring instruments and recognizes revenues only as customers purchase reagents rather than at the time of instrument placement. The manufacturing cost of instruments placed through RPs is charged to cost of goods sold by depreciating standard costs over a period of three or four years. As a result, gross profit for instruments placed through RPs is recognized over a three or four year period rather than at the time of placement, as is the case in direct sales. Revenue associated with instruments placed through RPs is based on a volume pricing matrix which is designed to enable the Company to recover the sales value of the instrument through an increased price on the reagents purchased by the user. The Company typically recovers the cash costs associated with the placement of instruments through RPs in less than two years, although the Company's ability to recover such costs may be affected by the volume and pricing of reagents purchased by the customers. Due to working capital requirements associated with RPs, the Company has historically sought to limit the amount of instruments placed through RPs. However, the Company anticipates that the percentage of instruments placed through RPs, in particular RPs without formal reagent purchase commitments, will increase with the introduction of the NexES and as the Company obtains the additional working capital required to support additional RP placements. This is likely in the future to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. Instruments provided to customers under RPs without formal reagent purchase commitments are only considered placements if and when certain reagent purchase criteria are met by the customer. The Company typically only provides an instrument under an RP without a formal reagent purchase commitment if the Company believes that the customer performs a minimum number of IHC tests annually. As of March 31, 1997, the Company had placed 117 instruments through RPs.

     The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sales of reagents, which begin and typically are recurring once an instrument is placed. The Company's operating results in the future are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through RPs. In addition, average daily reagent use by customers may also fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end-users. The Company's instrument installed base includes instruments shipped to DAKO and recognized as sales. Furthermore, due both to the Company's increased sales focus on smaller hospitals and laboratories and the relatively high reagent sales growth rates in recent fiscal periods, the rate of growth in reagent sales in future periods is likely to be below that experienced during the past several fiscal periods. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with respect to regulatory matters, availability and cost of raw materials purchased from suppliers, competitive pricing pressures, increased sales and marketing expenses associated with the implementation of the Company's market expansion strategies for its instruments and reagent products, and increased research and development expenditures. Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority systems, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. Such increased competition in reagent supply could also adversely affect sales of reagents to batch processing instrument customers since those instruments do not require the use of the Company's reagents. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generation products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of higher levels of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 1996 AND 1997:

     Ventana acquired BioTek on February 26, 1996 in a transaction accounted for as a purchase. Consequently, operating performance for the combined Company reflects BioTek's results for the month of March only.

  Net Sales:

     Net sales for the three months ended March 31, 1997 versus the same period ended during 1996 increased 68% to $7.0 million from $4.1 million. The increase in net sales was attributable to a 24% increase in instrument sales and a 95% increase in reagent sales. Instrument sales increased due to increased instrument placements as well as higher sales of the gen II and TechMate instruments. Reagent sales increased due to sales of reagents to new customers, increased sales to existing customers and sales to new customers resulting from the acquisition of BioTek.

  Gross Margin:

     Gross profit for the three months ended March 31, 1997 increased to $4.3 million from $2.6 million for the same period in 1996. Gross margin for the three months ended March 31, 1997 decreased to 61% from 63% for the same period during 1996. Gross margins on instrument sales decreased due to increased sales of TechMate instruments, offset by manufacturing efficiencies and increased absorption of manufacturing overhead. Gross margins on reagent sales decreased due to the sale of lower margin batch processing reagents to US and European distributors, which was partially offset by increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing reagent manufacturing into Ventana's Tucson, Arizona manufacturing operations.

  Research and Development:

     Research and development expenses were $0.7 million for the three months ended March 31, 1997. This represents an increase of $0.1 million compared to the same period during 1996. Research and development expenses declined as a percent of sales to approximately 10% for the three months ended March 31, 1997 compared to 15% for the same period during 1996. Research and development expenses for the three months ended March 31, 1997 related primarily to the development of new reagents and instruments, including the NexES patient priority instrument and new prognostic markers. Research and development expenses for the three months ended March 31, 1996 related primarily to the gen II instrument and IHC reagent development.

  Selling, General and Administrative ("SG&A"):

     Presented below is a summary of SG&A expense for the three months ended March 31, 1996 and 1997.

SG&A SUMMARY:

                                                                   MARCH 31,
                                                              THREE MONTHS ENDED
                                                     -------------------------------------
                                                           1996                 1997
                                                     ----------------     ----------------
                                                                  %                    %
                                                       $        SALES       $        SALES
                                                     ------     -----     ------     -----
                                                               ($ IN THOUSANDS)
        Sales and marketing........................  $1,687       41%     $2,450       35%
        Administration.............................     578       14%        928       14%
                                                                  --                   --
                                                     ------               ------
                  Total SG&A.......................  $2,265       55%     $3,378       49%
                                                     ======       ==      ======       ==

     SG&A expense for the three months ended March 31, 1997 increased to $3.4 million from $2.3 million for the three months ended March 31, 1996. SG&A expense as a percent of net sales declined to 49% for the three months ended March 31, 1997 compared to 55% for the same period during 1996. The percentage decline in SG&A expenses was due primarily to increased net sales. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense is the result of the Company's decision to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and expenses associated with the ongoing support activities resulting from the BioTek acquisition. Increases in administrative expenses are associated with the Company's costs associated with supporting an expanding business base and legal expenses associated with certain pending litigation matters

  Amortization of Intangibles:

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

LIQUIDITY AND CAPITAL RESOURCES:

     Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $33.2 million as of March 31, 1997. The Company has funded its operations primarily through the private placement of approximately $31.0 million in equity and debt securities, its July 1996 initial public offering which resulted in net proceeds to the Company of $18.3 million (after giving effect to the partial exercise of the underwriter's over-allotment option) and its secondary offering completed in February 1997 which resulted in net proceeds of $26.7 million (after giving effect to the exercise of the underwriter's overallotment option). As of March 31, 1997 the Company's principal source of liquidity consisted of cash and cash equivalents of $27.0 million and borrowing capacity under its bank term credit facility and revolving line of credit. As of March 31, 1997, the bank term loan facility of $2.0 million was fully available to the Company and no borrowings were outstanding thereunder. The Company also has a $2.7 million revolving bank credit facility. In March 1997, this line of credit was extended for sixty days during which time the Company intends to renegotiate the line. As of March 31, 1997 approximately $0.5 million of this revolving line of credit had been utilized for letters of credit to facilitate certain contract manufacturing arrangements for the production of TechMate instruments leaving an available revolving credit facility of approximately $2.2 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate plus 2.0% per annum.

     On February 18, 1997, the Company completed a follow-on offering of its Common Stock in which it sold 1,881,066 shares of its Common Stock to the public with net proceeds of $26.1 million to the Company. On February 19, 1997, the Company repaid the $10.3 million of outstanding Exchange Notes and Ventana Notes out of the proceeds of its secondary offering. All of the outstanding Promissory Notes issued in connection with the Company's acquisition of BioTek were thereby repaid. Such repayment was made in accordance with the provisions of the Notes which provided that no interest would be due and payable thereon if full repayment was made prior to February 27, 1997.

     The Company expects to use approximately $2.3 million of its available capital resources during the next twelve months for capital expenditures for manufacturing capacity expansion and enhancements to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest bearing, investment grade securities.

     During the three months ended March 31, 1997 the Company used for operations and investing activities approximately $.1 million in cash versus $3.8 million for the three months ended March 31, 1996.

     In connection with BioTek's agreement with DAKO, DAKO made two loans to BioTek secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments to BioTek for future instrument purchases and reagent royalties. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. On September 25, 1996, BioTek and DAKO entered in to the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. The aggregate balance of the secured loans and prepayments was $1.4 million and $0.9 million, respectively, at the time of the Amendment Agreement. Of the secured loans, $0.3 million bears interest at 5% per annum and the remaining $1.1 million does not bear interest. The prepayments do not bear interest. The secured loans and prepayments are recorded as long term debt in the Company's Condensed Consolidated Financial Statements. Pursuant to the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. At March 31, 1997, the outstanding balance of the secured loans and prepayments was $1.0 million and $0.4 million, respectively. Upon termination of the distribution agreement or in the event of a default by BioTek under the distribution agreement, these loans may be converted to fixed term loans that will be due and payable in 12 equal quarterly installments commencing upon such event.

     The Company believes that its existing capital resources, together with cash generated from product sales and available borrowing capacity under its bank credit facilities will be sufficient to satisfy its working capital requirements for at least the next 18 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or RP's, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.

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

     RISKS ASSOCIATED WITH DISTRIBUTION RELATIONSHIPS. The Company's batch processing instruments and reagents are sold under distribution agreements entered into by BioTek. In the United States, batch processing instruments and reagents are sold through Curtin Matheson Scientific, Inc. a subsidiary of Fisher Scientific, Inc. ("CMS"), under an exclusive agreement that expires in April 1998. United States sales through CMS are subject to several operating conditions and risks. In particular, it has historically been necessary for BioTek to support, and the Company anticipates that it will need to continue to support, the efforts of CMS with direct field sales and support personnel. As a result, the Company generates lower gross margins on sales through CMS that it would generate were it to sell directly to end-users and incurs higher selling expenses that typically associated with third-party distribution arrangements. In addition, the Company has notified CMS that CMS has not fulfilled its obligations under the agreement, both with respect to purchases of units and support and promotion of batch processing instruments in the United States. CMS has responded to the

Company's notice, denied breach of the agreement, suggested that certain activities undertaken by the Company may constitute a breach of the agreement by the Company or may otherwise be actionable, and suggested that the Company and CMS attempt to reach a negotiated settlement. There can be no assurance that the Company and CMS will be able to reach a negotiated settlement or that the Company will not become involved in litigation or other disputes with CMS which could involve substantial costs and diversion of management time. As a result of these factors and due to the presence of the Company's direct sales force in the United States, the Company does not intend to renew the agreement with CMS upon its April 1998 expiration. In the event that CMS does not adequately promote and market batch processing instruments and reagents or manage customer relationships during the remaining term of the agreement or in the event that difficulties continue in the relationship between the Company and CMS, the Company's sales of batch processing instruments and reagents in the United States could be adversely affected and the Company could also experience disruptions in the supply of batch processing instruments and reagents to customers in the United States. These developments could have a material adverse effect on the Company's business, financial condition and results of operations.

     In Europe, batch processing instruments are sold through DAKO which also pays BioTek a fixed dollar royalty for each instrument in service in exchange for the right to sell its own reagents for use with such systems. The agreement with DAKO provides DAKO with exclusive distribution rights for batch processing instruments in Europe and other territories, subject to certain performance requirements. The agreement expires in December 1999. Accordingly, the Company is likely to be dependent upon DAKO for international sales of batch processing instruments through this date.

     In connection with an amendment (the "Amendment Agreement") entered into between DAKO and the Company in November 1996, certain minimum purchase and delivery commitments for TechMate 250 and TechMate 500 instruments, as well as pricing for certain quantities of TechMate 250 instruments, were established. Pricing for additional quantities of TechMate 250 instruments was not resolved in the Amendment Agreement and the parties are currently in disagreement as to such pricing. Currently, DAKO is purchasing such instruments at the price levels established by the Company. However, the parties may, pursuant to the distribution agreement, initiate binding arbitration proceedings to resolve such pricing. In the event such arbitration proceedings are initiated and are determined adversely to the Company, the pricing of TechMate 250 instruments to DAKO would be on terms less favorable to the Company than the current pricing terms and the amount of secured loans and prepayments recouped per instrument sales would also be reduced.

     Additionally, during the course of ongoing discussions with DAKO since the acquisition of BioTek, DAKO has asserted that BioTek has not fulfilled its obligations with respect to the development and commercial introduction of the TechMate 250 instrument. The Company denies this assertion and believes that it is in substantial compliance with its obligations under these development milestones and has asserted that DAKO has not met certain obligations under such agreement. In particular, the Company believes that its contract manufacturing agreement with LJL will enable it to satisfy DAKO's requirements for TechMate 250 instruments. Nevertheless, the negotiations with DAKO could result in an attempt by DAKO to exercise contractual remedies available to it under the distribution agreement and the terms of the secured loans, which remedies include (i) requiring repayment of the secured loans in 12 equal quarterly installments commencing upon a default by BioTek and (ii) an irrevocable license to manufacture TechMate instruments for resale internationally and a related reduction in the fixed dollar royalty rate paid by DAKO to BioTek for each instrument included in the royalty base. The Company could also experience an interruption in the distribution of batch processing instruments outside the United States or become involved in litigation with DAKO with respect to the current distribution agreement, which would involve significant costs as well as diversion of management time. There can be no assurance that the Company would prevail in any litigation involving the agreement. Furthermore, there can be no assurance as to the future course or outcome of the Company's negotiations with DAKO or as to the Company's future relationship with DAKO. If DAKO were successful in obtaining a manufacturing license for TechMate instruments, the Company could experience a loss of instrument revenue which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     UNCERTAINTY OF FUTURE FUNDING OF CAPITAL REQUIREMENTS. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through at least the next 18 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or through RPs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale-up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and timing of regulatory approvals. The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company, or at all. Any such future capital requirements would result in the issuance of equity securities which could be dilutive to existing stockholders.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In March 1995, BioGenex sued BioTek in the United States District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. Following several unsuccessful attempts to settle the claims, a trial commenced in April 1997. Early in May 1997, the jury determined that the BioGenex patent was valid, that BioTek had willfully infringed and assessed a damage award of $404,150. As a result of the willful infringement finding, the award could be doubled or tripled and the defendant's legal expenses subject to reimbursement. A judicial decision on the announcement of the award is due June 30, 1997.

     In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection wit the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. Based on the facts known to date, the Company believes that the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

     In February 1997, the Company filed suit against Cell Marque Corporation for patent and trademark infringement and associated other claims in connection with the filling by Cell Marque Corporation of spent Ventana reagent dispensers with unapproved reagents. In March 1997, Cell Marque filed counterclaims against the Company alleging antitrust and Lanham Act violations. Based on its review of these matters, the Company does not believe that their resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of the Company was held on April 29, 1997, for the purpose of electing two Class I directors, Henry T. Pietraszek and James R. Weersing, approving the appointment of auditors and transacting any other business that might be brought forth. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     Management's nominees for Class I directors, as listed in the proxy statement were elected with the following vote:

                                                      SHARES          SHARES         SHARES
                                                    VOTED "FOR"     "WITHHELD"     NOT VOTED
                                                    -----------     ----------     ----------
        Henry T. Pietraszek........................   8,988,179       59,409        3,836,324
        James R. Weersing..........................   8,988,179       59,409        3,836,324

     The appointment of Ernst & Young, LLP as independent auditors was approved by the following vote:

  SHARES            SHARES             SHARES          SHARES
VOTED "FOR"     VOTED "AGAINST"     "ABSTAINING"     NOT VOTED
-----------     ---------------     ------------     ----------
  9,040,976          2,800              3,812         3,836,324

     No other matters were submitted for vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

        27.1  Financial Data Schedule.

     (b) REPORTS ON FORM 8-K.

          On February 10, 1997, the Company filed a report on Form 8-K relating to certain litigation initiated against the Company.

          No other reports were filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTANA MEDICAL SYSTEMS, INC.

Date: May 9, 1997                       By:
                                            Pierre Sice
                                            ------------------------------------
                                            Pierre Sice
                                            Vice President, Chief Financial
                                            Officer,Treasurer and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
 27.1                      Financial Data Schedule