Form 10-Q
period 1997-06-30
VENTANA MEDICAL SYSTEMS INC
filed 1997-08-14
CIK 893160

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________ to __________

Commission file number 000-20931.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes     No
                           ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value -- 12,970,391 shares as of July 22, 1997

                          VENTANA MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q


Part I. Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets June 30, 1997 and December 31, 1996 (Unaudited)

                 Condensed Consolidated Statements of Operations
                 Three months ended June 30, 1997 and 1996 (Unaudited) Six months ended June 30, 1997 and 1996 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                 Six months ended June 30, 1997 and 1996 (Unaudited)

                 Notes to Condensed Consolidated Financial Statements

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 1.  Legal Proceedings

        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 6.  Exhibits and Reports on Form 8-K.

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (Unaudited)


                                                               June 30,       December 31,
                            ASSETS                               1997             1996
                                                              ----------       ----------
                                                              (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                  $   25,618       $   11,067
   Accounts receivable                                             4,416            5,145
   Inventories (Note 2)                                            3,782            3,272
   Other                                                           1,364            1,044
                                                              ----------       ----------
Total current assets                                              35,180           20,528
Property and equipment, net (Note 3)                               4,444            3,301
Intangibles, net (Notes 4 and 5)                                   8,340            8,581
                                                              ----------       ----------
Total assets                                                  $   47,964       $   32,410
                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                           $    1,696       $    1,738
   Other current liabilities                                       3,871            2,902
                                                              ----------       ----------
Total current liabilities                                          5,567            4,640
Long term debt (Note 6)                                            1,234           12,500
Stockholders' equity (Note 7):
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                      --               --
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 10,978,238 and 12,883,912 shares issued
     and outstanding at December 31, 1996 and
     June 30, 1997, respectively                                  75,903           48,896
   Accumulated deficit                                           (34,579)         (33,410)
   Cumulative foreign currency translation adjustment               (161)            (216)
                                                              ----------       ----------
Total stockholders' equity                                        41,163           15,270
                                                              ----------       ----------
   Total liabilities and stockholders' equity                 $   47,964       $   32,410
                                                              ==========       ==========

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

                                                          See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                      June 30                         June 30
                                             --------------------------      --------------------------
                                                1997            1996            1997            1996
                                             ----------      ----------      ----------      ----------
Sales:
  Instruments                                $    1,919      $    1,706      $    3,890      $    3,299
  Reagents and other                              5,534           3,835          10,521           6,388
                                             ----------      ----------      ----------      ----------
    Total net sales                               7,453           5,541          14,411           9,687
Cost of goods sold                                2,780           2,317           5,481           3,858
                                             ----------      ----------      ----------      ----------
Gross profit                                      4,673           3,224           8,930           5,829
Operating expenses:
  Research and development                          714             754           1,443           1,367
  Selling, general and administrative             3,630           2,806           7,008           5,071
Non-recurring expenses                            1,656             212           1,656          10,195
Amortization of intangibles                         127             135             254             181
                                             ----------      ----------      ----------      ----------
Loss from operations                             (1,454)           (683)         (1,431)        (10,985)
Other income (expense)                               76             (60)            262             (64)
                                             ----------      ----------      ----------      ----------
Net loss                                     $   (1,378)     $     (743)     $   (1,169)     $  (11,049)
                                             ==========      ==========      ==========      ==========

Net loss per share, as adjusted (Note 8)     $    (0.11)     $    (0.08)     $    (0.09)     $    (1.23)
                                             ==========      ==========      ==========      ==========
Shares used in computing net per share           12,924           9,137          12,428           8,996
                                             ==========      ==========      ==========      ==========


                                                          See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                        June 30
                                                              ---------------------------
                                                                 1997             1996
                                                              ----------       ----------
OPERATING ACTIVITIES:
Net loss                                                      $   (1,169)      $  (11,049)
Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
   Purchase in process research and development (Note 5)              --            7,900
   Depreciation and amortization                                     793              747
   Changes in operating assets and liabilities, net                  826              (62)
                                                              ----------       ----------
Net cash provided by (used in) operating activities                  450           (2,464)

INVESTING ACTIVITIES:
Purchase of property and equipment, net                           (1,651)          (1,484)
Purchase of intangible assets (Note 4)                               (44)              --
Acquisition of BioTek Solutions, Inc. (Note 5)                        --           (2,500)
                                                              ----------       ----------
Net cash provided by investing activities                         (1,695)          (3,984)

FINANCING ACTIVITIES:
Issuance (repayment) of debt (including amounts
   from related parties) and stock (Note 6)                      (10,397)           8,553
Net proceeds from public offering (Note 7)                        26,138               --
                                                              ----------       ----------
Net cash provided by financing activities                         15,741            8,553

Effect of exchange rate change on cash                                55              (11)
                                                              ----------       ----------

Net increase in cash and cash equivalents                         14,551            2,094

Cash and cash equivalents, beginning of period                    11,067            1,103
                                                              ----------       ----------
Cash and cash equivalents, end of period                      $   25,618       $    3,197
                                                              ==========       ==========

                                                          See accompanying notes

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

2.  INVENTORIES

Inventories consist of the following:

                                              June 30     December 31
                                                1997          1996
                                              --------      --------
                                                  (in thousands)

        Raw material and work-in-process      $  2,890      $  2,379
        Finished goods                             892           893
                                              --------      --------
                                              $  3,782      $  3,272
                                              ========      ========

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            June 30      December 31
                                                              1997          1996
                                                            --------      --------
                                                               (in thousands)
        Diagnostic instruments                              $  3,447      $  2,762
        Machinery and equipment                                3,071         2,193
        Computers and related equipment                          812           945
        Furniture and fixtures                                   119           292
        Leasehold improvements                                   389           253
                                                            --------      --------
                                                               7,838         6,445
        Less accumulated depreciation and amortization         3,394         3,144
                                                            --------      --------
                                                            $  4,444      $  3,301
                                                            ========      ========

4.   INTANGIBLES

Intangibles consist of the following:

                                                            June 30      December 31
                                                              1997          1996
                                                            --------      --------
                                                               (in thousands)
        Goodwill                                            $  1,756      $  1,756
        Developed technology                                   2,800         2,800
        Customer list                                          4,100         4,100
        Patents                                                  488           444
                                                            --------      --------
                                                               9,144         9,100
        Less accumulated amortization                            804           519
                                                            $  8,340      $  8,581
                                                            ========      ========

5.   ACQUISITION OF BIOTEK SOLUTIONS, INC.

The Company acquired BioTek Solutions, Inc. ("BioTek") for $19.1 million on February 26, 1996. The acquisition has been accounted for as a purchase. The consolidated financial statements include the operations of BioTek from the date of purchase. The composition of the consideration paid for BioTek and the allocation of the purchase price is presented below:

        The purchase price for BioTek consisted of:

                                                              (in thousands)
        Cash consideration                                      $  2,500
        Stock issued to BioTek noteholders                         3,016
        Exchange Notes issued                                      8,968
        Note payable - escrow for contingencies                      234
        Net historical liabilities acquired                        4,389
                                                                --------
           Total purchase price                                 $ 19,107

        The purchase price was allocated as follows:

                                                              (in thousands)
        Tangible net assets                                     $  2,252
        In-process research and development                        7,900
        Goodwill and other intangibles                             2,055
        Developed technology                                       2,800
        Customer list                                              4,100
                                                                --------
                                                                $ 19,107

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

7.   PUBLIC OFFERING:

On February 12, 1997, the Company sold, through an underwritten secondary offering, 1,850,000 shares of its Common Stock at $15.00 per share and realized net proceeds of $26.1 million to the Company. On February 21, 1997, the Company's underwriters exercised their overallotment option in full. The underwriters purchased an additional 31,066 shares of Common Stock from the Company, resulting in net proceeds of $0.4 million to the Company. Legal and accounting fees associated with the offering totaled $0.5 million.

8.   NET LOSS PER SHARE:

Net loss per share for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 is computed by dividing net loss by the weighted average number of shares of common stock outstanding, except that for periods prior to the effective date of the Company's initial public offering of July 26, 1996, in accordance with Securities and Exchange Commission requirements, common shares issued during the twelve month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for the entire period. Also, in February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will have no impact on the Company's loss per share for either the quarter ended June 30, 1997 or the quarter ended June 30, 1996, because stock options and warrants are already excluded from per share calculations in a loss period under existing rules, due to the potentially antidilutive effect of their inclusion in such periods.

         Statement of Computation of Weighted Average Shares Outstanding
                      (in thousands except per share data)

                                             Three Months Ended                Six Months Ended
                                                  June 30,                          June 30,
                                            1997             1996             1997             1996
                                         ----------       ----------       ----------       ----------
                                                (Unaudited)                        (Unaudited)
Net loss                                 $   (1,378)      $     (743)      $   (1,169)      $  (11,049)
Weighted average common shares
   outstanding                               12,924            9,137           12,428            8,996
Dilutive stock options and warrants              --               --               --               --
Weighted average common shares
   outstanding during the period             12,924            9,137           12,428            8,996

Net loss per share                       $    (0.11)      $    (0.08)      $    (0.09)      $    (1.23)
                                         ==========       ==========       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

The following discussion of the financial condition and results of operations of Ventana should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those anticipated by such forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning risks associated with the incidence of cancer and cancer screening, improvements in automated IHC; the ability of the Company to implement its business strategy; development and introduction of new products by the Company or other parties; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

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

As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. ( a subsidiary of Fisher Scientific, Inc.) ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). Consequently, the Company is obliged to perform according to the provisions of these contracts as they relate to the sales, marketing, distribution and manufacturing of many of the products acquired in the BioTek merger. BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements. Ventana's strategy regarding BioTek is to continue to integrate the operations of BioTek into the Ventana business model, in which manufacturing, sales and marketing activities are performed by Company employees. The Company does not intend to renew the United States distribution agreement with CMS which expires in April 1998, and as of July 8, 1997, ceased shipping products to CMS pending resolution of contractual disputes. The international distribution agreement with DAKO expires in December 1999.

The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and RPs. In an RP, the Company provides the customer with the use of an instrument with no capital investment with the objective of creating reagent revenue. The terms and conditions of RP instrument placements can vary from formal agreements specifying minimum volumes and unit pricing for reagent purchases to short term, informal arrangements where customers purchase reagents on a month to month basis. For RP placements, the Company incurs the cost of manufacturing or procuring instruments and recognizes revenues only as customers purchase reagents rather than at the time of instrument placement. The manufacturing cost of instruments placed through RPs is charged to cost of goods sold by depreciating standard costs over a period of three or four years. As a result, gross profit for instruments placed through RPs is recognized over a three or four year period rather than at the time of placement, as is the case in direct sales. Revenue associated with instruments placed through RPs is based on a volume pricing matrix which is designed to enable the Company to recover the sales value of the instrument through an increased price on the reagents purchased by the user. The Company attempts to recover the cash costs associated with the placement of instruments through RPs in less than two years, although the Company's ability to recover such costs may be affected by the volume and pricing of reagents purchased by the customers. Due to working capital requirements associated with RPs, the Company has historically sought to limit the amount of instruments placed through RPs. However, the Company anticipates that the percentage of instruments placed through RPs, in particular RPs without formal reagent purchase commitments, will increase with the introduction of the NexES and as the Company obtains the additional working capital required to support additional RP placements. This is likely in the future to result in a decrease in instrument sales both in absolute dollars and as a percentage of total revenues. Instruments provided to customers under RPs without formal reagent purchase commitments are only considered placements if and when certain reagent purchase criteria are met by the customer. The Company typically only provides an instrument under an RP without a formal reagent purchase commitment if the Company believes that the customer performs a minimum number of IHC tests annually. As of June 30, 1997, the Company had placed 140 instruments through RPs.

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

RESULTS OF OPERATIONS:

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996:

Net Sales:

Net sales for the three and six months ended June 30, 1997 as compared to the same periods of 1996 increased 35% and 49% to $7.5 million and $14.4 million from to $5.5 million and $9.7 million, respectively. The increase in net sales was attributable to a 12% and 18% increase in instrument sales for the quarter and six months and a 44% and 65% increase in reagent sales for the quarter and six months. Instrument sales increased due to an overall increase in instrument placements as well as higher sales of the TechMate instruments, which were only sold by the Company after the February 1996 acquisition of BioTek. Reagent sales increased due to sales of reagents to new customers, increased sales to existing customers and sales to new customers resulting from the acquisition of BioTek.

Gross Margin:

Gross profit for the three and six months ended June 30, 1997 increased to $4.7 million and $8.9 million, respectively, from $3.2 million and $5.8 million for the same periods in 1996. Gross margin for the three and six months ended June 30, 1997 increased to 63% and 62% from 58% and 60% for the same periods during 1996. The overall gross margin improvement in both periods was directly related to a higher portion of revenue being derived from reagents, which have significantly higher margins than instrument sales. However, gross margins on instrument sales decreased in both periods due to increased sales of lower margin batch processing instruments, offset by manufacturing efficiencies and increased absorption of manufacturing overhead. Gross margins on reagent sales decreased in both periods due to the sale of lower margin batch processing reagents to US and European distributors, which was partially offset by increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing reagent manufacturing into Ventana's Tucson, Arizona reagent manufacturing operations.

Research and Development:

Research and development expenses were $0.7 million for the three months ended June 30, 1997 and $1.4 million for the six months ended June 30, 1997. This represents a 5% decrease for the three month period and a 6% increase for the six month period as compared to the respective periods of the prior year. The decrease in the current quarter was due to the capitalization of $0.1 million in software development costs. No such costs were capitalized in the comparable period of 1996. Research and development expenses declined as a percent of sales to approximately 10% for both the three and six month periods in 1997 compared to approximately 14% for the same periods during 1996. This decline was primarily due to increased sales. Research and development expenses for the three and six months ended June 30, 1997 related primarily to the development of new reagents and instruments, including the NexES patient priority instrument and new prognostic markers. Research and development expenses for the three and six months ended June 30, 1996 related primarily to the gen II instrument and IHC reagent development.

Selling, General and Administrative ("SG&A"):

Presented below is a summary of SG&A expense for the three and six months ended June 30, 1997 and 1996.

 SG&A SUMMARY:

                               Three Months Ended                        Six Months Ended
                                   June 30,                                  June 30,
                       --------------------------------          -----------------------------
                           1997                1996                  1997               1996
                       ------------        ------------          -----------       -----------
                                %                   %                    %                   %
                          $   Sales          $    Sales              $ Sales          $   Sales
                       ------------        ------------          -----------       -----------
                                                  ($ in thousands)
Sales and marketing    $ 2,747   37%       $ 2,222   40%         $ 5,197  36%      $ 3,910  40%
Administration             883   12%           584   11%           1,811  13%        1,161  12%
                       ------------        ------------          -----------       -----------
   Total SG&A          $ 3,630   49%       $ 2,806   51%         $ 7,008  49%      $ 5,071  52%
                       ============        ============          ===========       ===========

SG&A expense for the three and six months ended June 30, 1997 increased to $3.6 million and $7.0 million from $2.8 million and $5.1 million for the three and six months ended June 30, 1996, respectively. SG&A expense as a percentage of net sales decreased to 49% for the three months ended June 30, 1997 compared to 51% and 52% for the same period during 1996. The percentage decrease in SG&A expense was due primarily to increased sales. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense is the result of the Company's decision to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and expenses associated with the ongoing support activities resulting from the BioTek acquisition. Increases in administrative expenses were necessitated by an expanding business base, especially in Europe, and legal expenses associated with certain pending litigation matters not related to the BioGenex litigation.

Non-recurring Expenses:

The $1.6 million in non-recurring expenses for the three and six months ended June 30, 1997 is primarily related to a previously announced legal judgment against the Company's BioTek subsidiary, relating to a patent infringement suit filed against BioTek by BioGenex. The expenses included the original judgment of $404,150, $303,113 in enhanced damages (per a June 30, 1997 court judgment), interest and Ventana's legal expenses.

Amortization of Intangibles:

As a result of the acquisition of BioTek, the Company has recorded certain intangible assets. These intangible assets include developed technology, customer list, goodwill and other intangible assets which are amortized to expense over a period of 15 to 20 years based upon the Company's estimate of the economic utility of these assets. As a result, the Company will charge to expense each quarter approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to assess their continued value. Should the Company determine that any of these assets are impaired it will write them down to their estimated fair market value.

LIQUIDITY AND CAPITAL RESOURCES:

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $34.6 million as of June 30, 1997. The Company has funded its operations primarily through the private placement of approximately $31.0 million in equity and debt securities, its July 1996 initial public offering which resulted in net proceeds to the Company of $18.3 million (after giving effect to the partial exercise of the underwriter's over-allotment option) and its secondary offering completed in February 1997 which resulted in net proceeds of $26.1 million (after giving effect to the exercise of the underwriter's overallotment option). As of June 30, 1997 the Company's principal source of liquidity consisted of cash and cash equivalents of $25.6 million and borrowing capacity under its bank term credit facility and revolving line of credit. As of June 30, 1997, the bank term loan facility of $2.0 million was fully available to the Company and no borrowings were outstanding thereunder. The Company also has a $2.7 million revolving bank credit facility. In June, 1997, this line of credit was extended for 60 days during which time the Company intends to renegotiate the line. As of June 30, 1997 approximately $0.5 million of this revolving line of credit had been utilized for letters of credit to facilitate certain contract manufacturing arrangements for the production of TechMate instruments leaving an available revolving credit facility of approximately $2.2 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate plus 2.0% per annum.

On February 18, 1997, the Company completed a follow-on public offering of its Common Stock resulting in net proceeds of $26.1 million to the Company. During February 1997, the Company repaid the $10.3 million of outstanding notes issued in connection with the acquisition of BioTek. Such repayment was made in accordance with the provisions of the Notes which provided that no interest would be due and payable thereon if full repayment was made prior to February 26, 1997.

The Company expects to use approximately $2.6 million of its available capital resources during the next twelve months for capital expenditures for manufacturing capacity expansion and enhancements to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest bearing, investment grade securities.

During the six months ended June 30, 1997 the Company used for operations and investing activities approximately $1.2 million in cash versus $6.4 million for the three months ended June 30, 1996. In July, the Company established a standby letter of credit in favor of BioGenex in the amount of $915,000 to secure the judgment and post judgment interest in connection with the Company's appeal process.

In connection with BioTek's agreement with DAKO, DAKO made two loans to BioTek secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments to BioTek for future instrument purchases and reagent royalties. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. On September 25, 1996, BioTek and DAKO entered in to the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. The aggregate balance of the secured loans and prepayments was $1.4 million and $0.9 million, respectively, at the time of the Amendment Agreement. Of the secured loans, $0.3 million bears interest at 5% per annum and the remaining $1.1 million does not bear interest. The prepayments do not bear interest. The secured loans and prepayments are recorded as long term debt in the Company's Condensed Consolidated Financial Statements. Pursuant to the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. At June 30, 1997, the outstanding balance of the secured loans and prepayments was $0.8 million and $0.4 million, respectively. Upon termination of the distribution agreement or in the event of a default by BioTek under the distribution agreement, these loans may be converted to fixed term loans that will be due and payable in 12 equal quarterly installments commencing upon such event.

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

HISTORY OF LOSSES. The Company has incurred substantial losses since inception. The Company does not expect such losses to continue in the foreseeable future. However, consistent earnings may be difficult to achieve due to planned product development efforts, expansion of sales and marketing activities both domestically and internationally, market acceptance of existing and future instrument and reagent systems, competitive conditions, FDA regulations and related product approvals, product development efforts and the integration of BioTek's operations.

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

RISKS ASSOCIATED WITH DISTRIBUTION RELATIONSHIPS. The Company's batch processing instruments and reagents are sold under distribution agreements entered into by BioTek. In the United States, batch processing instruments and reagents are sold through Curtin Matheson Scientific, Inc. a subsidiary of Fisher Scientific, Inc. ("CMS"), under an exclusive agreement that expires in April 1998. United States sales through CMS are subject to several operating conditions and risks. In particular, it has historically been necessary for BioTek to support, and the Company anticipates that it will need to continue to support, the efforts of CMS with direct field sales and support personnel. As a result, the Company generates lower gross margins on sales through CMS that it would generate were it to sell directly to end-users and incurs higher selling expenses that typically associated with third-party distribution arrangements. In addition, the Company has notified CMS that CMS has not fulfilled its obligations under the agreement, both with respect to purchases of units and support and promotion of batch processing instruments in the United States. CMS has responded to the Company's notice, denied breach of the agreement, suggested that certain activities undertaken by the Company may constitute a breach of the agreement by the Company or may otherwise be actionable. There can be no assurance that the Company and CMS will be able to reach a negotiated settlement or that the Company will not become involved in litigation or other disputes with CMS which could involve substantial costs and diversion of management time. As a result of these factors and due to the presence of the Company's direct sales force in the United States, the Company does not intend to renew the agreement with CMS upon its April 1998 expiration. In the event that CMS does not adequately promote and market batch processing instruments and reagents or manage customer relationships during the remaining term of the agreement, especially in light of the fact that the Company ceased shipping products to CMS pending resolution of contractual disputes and that difficulties in the relationship between the Company and CMS have continued, the Company's sales of batch processing instruments and reagents in the United States could be adversely affected and the Company could also experience disruptions in the supply of batch processing instruments and reagents to customers in the United States. These developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In connection with an amendment (the "Amendment Agreement") entered into between DAKO and the Company in November 1996, certain minimum purchase and delivery commitments for TechMate 250 and TechMate 500 instruments, as well as pricing for certain quantities of TechMate 250 instruments, were established. Pricing for additional quantities of TechMate 250 instruments was not resolved in the Amendment Agreement and the parties are currently in disagreement as to such pricing. Currently, DAKO is purchasing such instruments at the price levels established by the Company. However, DAKO has initiated binding arbitration proceedings to resolve such pricing. In the event such arbitration proceedings are determined adversely to the Company, the pricing of TechMate 250 instruments to DAKO would be on terms less favorable to the Company than the current pricing terms and the amount of secured loans and prepayments recouped per instrument sales would also be reduced.

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

RISKS ASSOCIATED WITH ACQUISITIONS. In February 1996 the Company acquired BioTek. Although the Company has no pending agreements or commitments, the Company may make additional acquisitions of complementary technologies or products in the future. Acquisitions of companies, divisions of companies, or products entail risks, including: (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention,
(iii) loss of key employees of acquired operations and (iv) large one-time write-off and similar accounting changes including amortization of acquired goodwill. No assurance can be given that the Company will not incur problems in integrating BioTek's operations or any future acquisition and there can be no assurance that the acquisition of BioTek, or any future acquisition, will result in the Company becoming profitable or, if the Company achieves profitability, that such acquisition will increase the Company's profitability. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In March 1995, BioGenex sued BioTek in the United States District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. Following several unsuccessful attempts to settle the claims, a trial commenced in April 1997. Early in May 1997, the jury determined that the BioGenex patent was valid, that BioTek had willfully infringed and assessed a damage award of $404,150. As a result of the willful infringement finding, the judge increased the award by $303,112 and allowed pre-judgment interest of $102,470.

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. The Company intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

In February 1997, the Company filed suit against Cell Marque Corporation for patent and trademark infringement and associated other claims in connection with the filling by Cell Marque Corporation of spent Ventana reagent dispensers with unapproved reagents. In March 1997, Cell Marque filed counterclaims against the Company alleging antitrust and Lanham Act violations. On August 12, 1997 the parties resolved their differences with the Company agreeing to market certain Cell Marque products and Cell Marque discontinuing its operation of refilling the Company's dispensers. Dismissal of the suit and counterclaims is expected within a few days.

The Company has received notices of various claims from certain former employees of BioTek. Two of such former employees filed lawsuits against the Company and certain former BioTek employees alleging that certain commitments made to them in connection with their employment by BioTek were breached. One case was resolved during the quarter and the lawsuit dismissed. Based on its review of the remaining matter, the Company does not believe that its resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

Other than the foregoing proceedings, the Company is not a party to any material pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                27.1  Financial Data Schedule.

          (b)   Reports on Form 8-K.

                No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Ventana Medical Systems, Inc.



Date:   August 14, 1997                 By: /s/ Pierre Sice
                                           -------------------------------------
                                        Pierre Sice
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary.
                                        (Principal Financial and Accounting
                                        Officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                        Exhibits
--------                       --------
  27.1               Financial Data Schedule