Form 10-Q
period 1997-09-30
VENTANA MEDICAL SYSTEMS INC
filed 1997-11-13
CIK 893160

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1997,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___________ to ___________

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

                                 Not Applicable
              (Formal name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or For such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be Filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes_____ No_____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of The latest practical date.
Common Stock, $0.001 par value--13,099,915 shares as of November 6, 1997.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I.     Financial Information

        Item 1.      Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets
                     September 30, 1997 (Unaudited) and December 31, 1996

                     Condensed Consolidated Statements of Operations
                     Three months ended September 30, 1997 and 1996
                     (Unaudited)
                     Nine months ended September 30, 1997 and 1996 (Unaudited)

                     Condensed Consolidated Statement of Cash Flows
                     Nine months ended September 30, 1997 and 1996 (Unaudited)

                     Notes to Condensed Consolidated Financial Statements

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    Other Information

        Item 1.      Legal Proceedings

        Item 4.      Submission of Matters to a Vote of Security Holders

        Item 6.      Exhibits and Reports on Form 8-K.

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                           September 30,   December 31,
                        ASSETS                                  1997           1996
                                                           -------------   ------------
                                                            (Unaudited)       (Note)
Current assets:
   Cash and cash equivalents                                  $ 21,937       $ 11,067
   Accounts receivable                                           6,104          5,145
   Inventories (Note 2)                                          4,084          3,272
   Other                                                         2,679          1,044
                                                              --------       --------
Total current assets                                            34,804         20,528
Property and equipment, net (Note 3)                             5,365          3,301
Intangibles, net (Notes 4 and 5)                                 8,197          8,581
                                                              --------       --------
Total assets                                                  $ 48,366       $ 32,410
                                                              ========       ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                           $  2,316       $  1,738
   Other current liabilities                                     3,472          2,902
                                                              --------       --------
Total current liabilities                                        5,788          4,640
Long term debt (Note 6)                                          1,139         12,500
Stockholders' equity (Note 7):
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                    --             --
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 10,978,238 and 13,098,772 shares issued
     and outstanding at December 31, 1996 and
     September 30, 1997, respectively                           76,074         48,896
   Accumulated deficit                                         (34,466)       (33,410)
   Cumulative foreign currency translation adjustment             (169)          (216)
                                                              --------       --------
Total stockholders' equity                                      41,439         15,270
                                                              --------       --------
   Total liabilities and stockholders' equity                 $ 48,366       $ 32,410
                                                              ========       ========


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


                             See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                         Three Months Ended            Nine Months Ended
                                                             September 30                 September 30
                                                       -----------------------       -----------------------
                                                         1997           1996           1997           1996
                                                       --------       --------       --------       --------
Sales:
  Instruments                                          $  2,142       $  1,554       $  6,032       $  4,854
  Reagents and other                                      5,872          4,654         16,393         11,041
                                                       --------       --------       --------       --------
    Total net sales                                       8,014          6,208         22,425         15,895
Cost of goods sold                                        2,511          2,685          7,992          6,543
                                                       --------       --------       --------       --------
Gross profit                                              5,503          3,523         14,433          9,352
Operating expenses:
  Research and development                                  702            809          2,145          2,176
  Selling, general and administrative                     4,555          3,036         11,563          8,107
Non-recurring expenses                                       --             67          1,656         10,262
Amortization of intangibles                                 128            134            382            315
                                                       --------       --------       --------       --------
Income (loss) from operations                               118           (523)        (1,313)       (11,508)
Other income (expense)                                       (5)            38            257            (26)
                                                       --------       --------       --------       --------
Net income (loss)                                      $    113       $   (485)      $ (1,056)      $(11,534)
                                                       ========       ========       ========       ========


Net income (loss) per share, as adjusted (Note 8)      $   0.01       $  (0.05)      $  (0.08)      $  (1.20)
                                                       ========       ========       ========       ========
Shares used in computing net per share                   13,989         10,196         12,629          9,581
                                                       ========       ========       ========       ========



                             See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                  Nine Months Ended
                                                                    September 30
                                                              -----------------------
                                                                1997           1996
                                                              --------       --------
OPERATING ACTIVITIES:
Net loss                                                      $ (1,056)      $(11,534)
Adjustments to reconcile net loss to cash used
   in operating activities:
   Purchase in process research and development (Note 5)            --          7,900
   Depreciation and amortization                                 1,505          1,196
   Changes in operating assets and liabilities, net             (2,258)        (1,735)
                                                              --------       --------
Net cash used in operating activities                           (1,809)        (4,173)

INVESTING ACTIVITIES:
Purchase of property and equipment, net                         (3,142)          (891)
Purchase of intangible assets (Note 4)                             (43)        (3,362)
Acquisition of BioTek Solutions, Inc. (Note 5)                      --         (2,500)
                                                              --------       --------
Net cash used in investing activities                           (3,185)        (6,753)

FINANCING ACTIVITIES:
Issuance (repayment) of debt (including amounts
   from related parties) and stock (Note 6)                    (10,321)         8,772
Net proceeds from public offering (Note 7)                      26,138         18,265
                                                              --------       --------
Net cash provided by financing activities                       15,817         27,037

Effect of exchange rate change on cash                              47            (99)
                                                              --------       --------

Net increase in cash and cash equivalents                       10,870         16,012

Cash and cash equivalents, beginning of period                  11,067          1,104
                                                              --------       --------
Cash and cash equivalents, end of period                      $ 21,937       $ 17,116
                                                              ========       ========

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


2.  INVENTORIES

Inventories consist of the following:

                                                September 30         December 31
                                                    1997                1996
                                                ------------         -----------
                                                       (in thousands)
        Raw material and work-in-process           $ 3,506             $ 2,379
        Finished goods                                 578                 893
                                                   -------             -------
                                                   $ 4,084             $ 3,272
                                                   =======             =======

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        September 30  December 31
                                                             1997        1996
                                                        ------------  -----------
                                                              (in thousands)
        Diagnostic instruments                              $3,780      $2,762
        Machinery and equipment                              3,901       2,193
        Computers and related equipment                        919         945
        Furniture and fixtures                                 121         292
        Leasehold improvements                                 394         253
                                                            ------      ------
                                                             9,115       6,445
        Less accumulated depreciation and amortization       3,750       3,144
                                                            ------      ------
                                                            $5,365      $3,301
                                                            ======      ======

4.   INTANGIBLES

Intangibles consist of the following:

                                                        September 30  December 31
                                                             1997        1996
                                                        ------------  -----------
                                                              (in thousands)
        Goodwill                                            $1,756      $1,756
        Developed technology                                 2,800       2,800
        Customer list                                        4,100       4,100
        Patents                                                488         444
                                                            ------      ------
                                                             9,144       9,100
        Less accumulated amortization                          947         519
                                                            ------      ------
                                                            $8,197      $8,581
                                                            ======      ======


5.   ACQUISITION OF BIOTEK SOLUTIONS, INC.

The Company acquired BioTek Solutions, Inc. ("BioTek") for $19.1 million on February 26, 1996. The acquisition has been accounted for as a purchase. The consolidated financial statements include the operations of BioTek from the date of purchase. The composition of the consideration paid for BioTek and the allocation of the purchase price is presented below:

        The purchase price for BioTek consisted of:

                                                  (in thousands)
                                                  --------------
        Cash consideration                           $ 2,500
        Stock issued to BioTek noteholders             3,016
        Exchange Notes issued                          8,968
        Note payable - escrow for contingencies          234
        Net historical liabilities acquired            4,389
                                                     -------
           Total purchase price                      $19,107
                                                     =======

        The purchase price was allocated as follows:

                                                  (in thousands)
        Tangible net assets                          $ 2,252
        In-process research and development            7,900
        Goodwill and other intangibles                 2,055
        Developed technology                           2,800
        Customer list                                  4,100
                                                     -------
                                                     $19,107
                                                     =======

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


7.   PUBLIC OFFERING:

In February 1997, the Company sold, through an underwritten secondary offering, 1,850,000 shares of its Common Stock at $15.00 per share plus an additional 31,066 shares issued upon exercise of the underwriter's over-allotment option, resulting in net proceeds of $26.1 million to the Company. Legal and accounting fees associated with the offering totaled $0.5 million.


8.   NET INCOME (LOSS) PER SHARE:

Net income (loss) per share for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, except that for periods prior to the effective date of the Company's initial public offering of July 26, 1996, in accordance with Securities and Exchange Commission requirements, common shares issued during the twelve month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for the entire period.

Also, in February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will therefore have an impact on the Company's net income per share for the quarter ended September 30, 1997, but not on the net loss for the quarter ended September 30, 1996, because stock options and warrants are already excluded from per share calculations in a loss period under existing rules, due to the potentially antidilutive effect of their inclusion in such periods.


         Statement of Computation of Weighted Average Shares Outstanding
                      (in thousands except per share data)

                                           Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                         ----------------------       -----------------------
                                           1997          1996           1997           1996
                                         --------      --------       --------       --------
                                               (Unaudited)                  (Unaudited)
Net income (loss)                        $    113      $   (485)      $ (1,056)      $(11,534)
Weighted average common shares
   outstanding                             13,031        10,196         12,629          9,581
Dilutive stock options and warrants           958            --             --             --
Weighted average common shares
   outstanding during the period           13,989        10,196         12,629          9,581

Net income (loss) per share              $   0.01      $  (0.05)      $  (0.08)      $  (1.20)
                                         ========      ========       ========       ========

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

OVERVIEW:

Ventana Medical Systems, Inc. ("Ventana or the Company") develops, manufactures and markets proprietary instrument/reagent systems that automate immunohistochemistry ("IHC") and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company for each test conducted. Reagents consist of two principal components: a primary antibody and a detection chemistry which is used to visualize the primary antibody. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments, and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases. There can be no assurance that the Company's market expansion strategy will produce the level of revenues expected, that the Company will achieve profitability or that these revenues and profitability, if achieved, will be sustainable.

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

As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. ( a subsidiary of Fisher Scientific, Inc.) ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements. Ventana's strategy regarding BioTek is to continue to integrate the operations of BioTek into the Ventana business model, in which manufacturing, sales and marketing activities are performed by the Company. The Company does not intend to renew the United States distribution agreement with CMS which expires in April 1998, and as of July 8, 1997, ceased shipping products to CMS pending resolution of contractual disputes. The international distribution agreement with DAKO expires in December 1999.

The Company places instruments through direct sales, including nonrecourse leases and through RPs. In an RP, the Company has provided the customer with the use of an instrument with no capital investment with the objective of creating reagent revenue. Until September 1997, the terms and conditions of RP instrument placements could vary from formal agreements specifying minimum volumes and premium pricing for reagent purchases to short term, informal arrangements where customers purchased reagents on a month to month basis. In addition, this category of placements included a small number of month to month instrument rentals wherein the rental fee replaced premium unit pricing which otherwise would have been charged. In September 1997, the Company modified the program for non-rental RPs to provide that these placements will convert to a sale or rental within six months. This new approach reflects a recognition by the Company that a rental provides an increased assurance of capital cost recovery. The manufacturing cost of instruments placed through RPs, (including rentals) is charged to cost of goods sold by depreciating standard costs over a period of three or four years. As a result, gross profit for instruments placed through RPs is recognized over a three or four year period rather than at the time of placement, as is the case in direct sales. Instruments provided to customers under non-rental RPs are only considered placements if and when certain reagent purchase criteria are met by the customer. As of September 30, 1997, the Company had placed a total of 177 instruments through RPs.

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


RESULTS OF OPERATIONS:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

Net Sales:

Net sales for the three and nine months ended September 30, 1997 as compared to the same periods of 1996 increased 29% and 41% to $8.0 million and $22.4 million from $6.2 million and $15.9 million, respectively. The increase in net sales was attributable to a 38% and 24% increase in instrument sales for the quarter and nine months and a 26% and 48% increase in reagent and other sales for the quarter and nine months. Instrument sales increased due to an overall increase in instrument placements as well as higher sales of the TechMate instruments, which were only sold by the Company after the February 1996 acquisition of BioTek. Reagent sales increased due to sales of reagents to new customers, increased sales to existing customers and sales to new customers resulting from the acquisition of BioTek. Excluding a one-time royalty pre-payment of $0.5 million recorded as revenue during the three months ended September 30, 1996, the quarterly and nine-month percentage increases in reagent and other sales would have been 42% and 56%, respectively.

Gross Margin:

Gross profit for the three and nine months ended September 30, 1997 increased to $5.5 million and $14.4 million, respectively, from $3.5 million and $9.4 million for the same periods in 1996. Gross margin for the three and nine months ended September 30, 1997 increased to 69% and 64% from 57% and 59% for the same periods during 1996. Gross margins on instrument sales increased slightly in the three-month period ended September 30, 1997 compared to the corresponding period in 1996 as a result of the August 1997 introduction of the NexES instrument, which has a lower manufacturing cost than the ES. Instrument gross margins in the nine-month period ended September 30, 1997 decreased slightly when compared to the same period in 1996, primarily due to an increase of low-margin distributor sales in Europe, coupled with unfavorable European exchange rates and increased sales of lower margin batch processing instruments, offset by manufacturing efficiencies and increased absorption of manufacturing overhead. Gross margins on reagent and other sales increased in both the three and nine month periods ended September 30, 1997 compared to the corresponding periods in 1996 due to increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing reagent manufacturing into Ventana's Tucson, Arizona reagent manufacturing operations. In addition, higher pricing for reagents and increased service profitability contributed to both the three-month and nine-month margin improvements.

Research and Development:

Research and development expenses were $0.7 million for the three months ended September 30, 1997 and $2.1 million for the nine months ended September 30, 1997. This represents a 13% decrease for the three month period and a 1% decrease for the nine month period as compared to the respective periods of the prior year. The decrease in the current quarter was due to the capitalization of $0.1 million in software development costs. No such costs were capitalized in the comparable period of 1996. Research and development expenses declined as a percent of sales to approximately 9% and 10% for the three and nine month periods, respectively, in 1997 compared to approximately 13% and 14% for the same periods during 1996. This decline was primarily due to increased sales. Research and development expenses for the three and nine months ended September 30, 1997 related primarily to the development of new reagents and instruments, including the NexES patient priority instrument and new prognostic markers. Research and development expenses for the three and nine months ended September 30, 1996 related primarily to the gen II instrument and IHC reagent development.

Selling, General and Administrative ("SG&A"):

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 1997 and 1996.

SG&A SUMMARY:


                                    Three Months Ended                             Nine Months Ended
                                       September 30,                                  September 30,
                       ------------------------------------------    ------------------------------------------
                                1997                  1996                   1997                  1996
                       -------------------    -------------------    -------------------    -------------------
                                       %                      %                      %                      %
                          $          Sales       $          Sales       $          Sales       $          Sales
                       -------       -----    -------       -----    -------       -----    -------       -----
                                                           ($ in thousands)
Sales and marketing    $ 3,272         41%    $ 2,276         37%    $ 8,470         38%    $ 6,185         39%
Administration           1,283         16%        760         12%      3,093         14%      1,922         12%
                       -------         --     -------         --     -------         --     -------         --
   Total SG&A          $ 4,555         57%    $ 3,036         49%    $11,563         52%    $ 8,107         51%
                       =======         ==     =======         ==     =======         ==     =======         ==


SG&A expense for the three and nine months ended September 30, 1997 increased to $4.6 million and $11.6 million from $3.0 million and $8.1 million for the three and nine months ended September 30, 1996, respectively. SG&A expense as a percentage of net sales increased to 57% and 52% for the three and nine months ended September 30, 1997 compared to 49% and 51% for the same periods during 1996. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense is the result of the Company's decision to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and expenses associated with the ongoing support activities resulting from the BioTek acquisition. Increases in administrative expenses were necessitated by an expanding business base, especially in Europe, and legal expenses primarily associated with pending litigation.

Non-recurring Expenses:

The $1.6 million in non-recurring expenses for the nine months ended September 30, 1997 is primarily related to a judgment against the Company's BioTek subsidiary, relating to a patent infringement suit filed against BioTek by BioGenex. The expenses included the original judgment of $404,150, $303,113 in enhanced damages (per a June 30, 1997 court judgment), interest and Ventana's legal expenses.

Amortization of Intangibles:

As a result of the acquisition of BioTek, the Company has recorded certain intangible assets. These intangible assets include developed technology, customer list, goodwill and other intangible assets which are amortized to expense over a period of 15 to 20 years based upon the Company's estimate of the economic utility of these assets. As a result, the Company will charge to expense each quarter approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to assess their continued value. Should the Company determine that any of these assets are impaired, it will write them down to their estimated fair market value.


LIQUIDITY AND CAPITAL RESOURCES:

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $34.5 million as of September 30, 1997. The Company has funded its operations primarily through the private placement of approximately $31.0 million in equity and debt securities, its July 1996 initial public offering which resulted in net proceeds to the Company of $18.3 million and its secondary offering completed in February 1997 which resulted in net proceeds of $26.1 million. As of September 30, 1997 the Company's principal source of liquidity consisted of cash and cash equivalents of $21.9 million and borrowing capacity under its bank revolving line of credit. The Company has a $2.7 million revolving bank credit facility, which expires on February 15, 1998. As of September 30, 1997, letters of credit were issued under this line to facilitate certain contract manufacturing arrangements for the production of TechMate instruments ($0.5 million) and to secure a legal judgment in favor of BioGenex ($0.9 million) pending appeal by the Company, leaving an available revolving credit facility of approximately $1.3 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

On February 18, 1997, the Company completed a public offering of its Common Stock resulting in net proceeds of $26.1 million to the Company. During February 1997, the Company repaid the $10.3 million of outstanding notes issued in connection with the acquisition of BioTek. Such repayment was made in accordance with the provisions of the Notes which provided that no interest would be due and payable thereon if full repayment was made prior to February 26, 1997.

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

During the nine months ended September 30, 1997 the Company used for operations and investing activities approximately $5.0 million in cash versus $10.9 million for the nine months ended September 30, 1996. A substantial portion of the 1996 net cash outflow related to the acquisition of BioTek.

In connection with BioTek's agreement with DAKO, DAKO made two loans to BioTek secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments to BioTek for future instrument purchases and reagent royalties. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. On September 25, 1996, BioTek and DAKO entered in to the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. The aggregate balance of the secured loans and prepayments was $1.4 million and $0.9 million, respectively, at the time of the Amendment Agreement. Of the secured loans, $0.3 million bears interest at 5% per annum and the remaining $1.1 million does not bear interest. The prepayments do not bear interest. The secured loans and prepayments are recorded as long term debt in the Company's Condensed Consolidated Financial Statements. Pursuant to the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. At September 30, 1997, the outstanding balance of the secured loans and prepayments was $0.7 million and $0.4 million, respectively. Upon termination of the distribution agreement or in the event of a default by BioTek under the distribution agreement, these loans may be converted to fixed term loans that will be due and payable in 12 equal quarterly installments commencing upon such event.

The Company believes that its existing capital resources, together with cash generated from product sales and available borrowing capacity under its bank credit facilities will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or rentals, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.


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

The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents, which begin and are typically recurring once the instrument is placed. Consequently, the Company's future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sale versus RPs and rentals. The Company anticipates that the percentage of instruments placed through RPs and rentals, will increase in the future which is likely to result in a decrease in instrument sales. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues. In particular, customers who have received instruments under rental arrangements do not necessarily provide for specified reagent purchase commitments and there can be no assurance regarding the timing or volume of reagent purchases by such customers. Furthermore, customers that have entered into agreements may cancel those agreements. Accordingly, there can be no assurance regarding the level of revenues that will be generated by customers procuring instruments through rental arrangements; therefore, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

RISKS ASSOCIATED WITH DISTRIBUTION RELATIONSHIPS. The Company's batch processing instruments and reagents are sold under distribution agreements entered into by BioTek. In the United States, batch processing instruments and reagents have been sold through Curtin Matheson Scientific, Inc. a subsidiary of Fisher Scientific, Inc. ("CMS"), under an exclusive agreement that expires in April 1998. United States sales through CMS are subject to several operating conditions and risks. In particular, it has historically been necessary for BioTek to support the efforts of CMS with direct field sales and support personnel. As a result, the

Company generates lower gross margins on sales through CMS that it would generate were it to sell directly to end-users and incurs higher selling expenses that typically associated with third-party distribution arrangements. In addition, the Company has notified CMS that CMS has not fulfilled its obligations under the agreement, both with respect to purchases of units and support and promotion of batch processing instruments in the United States. CMS has responded to the Company's notice, denied breach of the agreement, suggested that certain activities undertaken by the Company may constitute a breach of the agreement by the Company or may otherwise be actionable. There can be no assurance that the Company and CMS will be able to reach a negotiated settlement or that the Company will not become involved in litigation or other disputes with CMS which could involve substantial costs and diversion of management time. As a result of these factors and due to the presence of the Company's direct sales force in the United States, the Company does not intend to renew the agreement with CMS upon its April 1998 expiration. In the event that CMS does not adequately promote and market batch processing instruments and reagents or manage customer relationships during the remaining term of the agreement, especially in light of the fact that the Company ceased shipping products to CMS pending resolution of contractual disputes and that difficulties in the relationship between the Company and CMS have continued, the Company's sales of batch processing instruments and reagents in the United States could be adversely affected and the Company could also experience disruptions in the supply of batch processing instruments and reagents to customers in the United States. These developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In March 1995, BioGenex sued BioTek in the United States District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. Following several unsuccessful attempts to settle the claims, a trial commenced in April 1997. Early in May 1997, the jury determined that the BioGenex patent was valid, that BioTek had willfully infringed and assessed a damage award of $404,150. As a result of the willful infringement finding, the judge increased the award by $303,112 and allowed pre-judgment interest of $102,470. BioTek has appealed this judgment.

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

In connection with a disagreement as to which price should be charged by BioTek to DAKO for the sale of TechMate 250 instruments, DAKO has filed an arbitration request with the International Chamber of Commerce. Arbitrators have been named by both BioTek and DAKO (one each) who must, in turn, agree on a third arbitrator. The Company believes its position is strong; however, the results of the proceedings are uncertain.

The Company has received notices of various claims from certain of its and BioTek's former employees. Lawsuits have been filed against the Company and a certain former BioTek employee alleging that certain commitments made to a former employee in connection with his employment by BioTek were breached. Based on its review of the matter, the Company does not believe that its resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

Other than the foregoing proceedings, the Company is not a party to any material pending litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                27.1  Financial Data Schedule.

          (b) Reports on Form 8-K.

                  No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                                    SIGNATURE




Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Ventana Medical Systems, Inc.



Date:   November 10, 1997            By: /s/ Pierre Sice
---------------------------             --------------------------------------
                                        Pierre Sice
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary.
                                        (Principal Financial and Accounting
                                        Officer)