Form 10-K405
period 1997-12-31
VENTANA MEDICAL SYSTEMS INC
filed 1998-03-31
CIK 893160

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997.

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________ to
     _____________ .
                        Commission File Number: 000-20931

                          Ventana Medical Systems, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                    94-2976937
    (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                        identification no.)

           3865 North Business                                 85705
              Center Drive                                   (Zip Code)
               Tucson, AZ
(Address of principal executive offices)

       Registrant's telephone number, including area code: (520) 887-2155

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $97,762,245 based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 1997, the Registrant had outstanding 13,247,226 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.


================================================================================

                          VENTANA MEDICAL SYSTEMS, INC.

                                      INDEX

                                                                                                               Page
                                                                                                             Number

PART I....................................................................................................... 1

     Item 1.  BUSINESS....................................................................................... 1
     Item 2.  PROPERTIES.....................................................................................23
     Item 3.  LEGAL PROCEEDINGS..............................................................................24
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................24

PART II......................................................................................................25

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS ..............................................................25
     Item 6.  SELECTED FINANCIAL DATA........................................................................26
     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS.....................................................................27
     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................33
     Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................34

PART III.....................................................................................................35

     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................35
     Item 11. EXECUTIVE COMPENSATION.........................................................................38
     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................................41
     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................44

PART IV......................................................................................................45

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ..............................45


PART I

Item 1.  BUSINESS

The Company

     Ventana was incorporated in California in June 1985 and was reincorporated in Delaware in December 1993. As used in this Report on Form 10-K, the terms "Ventana" and the "Company" refer to Ventana Medical Systems, Inc. and its subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., and BioTek Solutions, Inc. unless the context otherwise requires. The Company's principal executive offices are located at 3865 North Business Center Drive, Tucson, Arizona 85705. Its telephone number is (520) 887-2155.

     Overview

     Ventana develops, manufactures and markets proprietary instrument/reagent systems that automate immunohistochemistry ("IHC") and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. These tests are important tools used in diagnosing and selecting appropriate treatment for cancer. The Company believes that it is the worldwide leader in the automated IHC testing market, as the Company estimates that its worldwide installed base of 1,199 instruments as of December 31, 1997 is approximately four times as large as the combined installed base of all of the Company's current competitors. Ventana has placed instruments with 37 of the 42 leading cancer centers according to U.S. News & World Report and 36 of the 42 cancer centers identified as principal cancer research centers by the National Cancer Institute, including the Mayo Clinic, the Dana Farber Cancer Institute, The Johns Hopkins University, the M.D. Anderson Cancer Center, the Fred Hutchinson Cancer Center, and Memorial Sloan-Kettering Cancer Center. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies with each test conducted. Consequently, two key elements of the Company's strategy are to increase the number of instrument placements and to maximize the recurring revenue stream per placement through increased sales of reagents and supplies.

     In late 1991, Ventana began commercial shipment of its first system, the Ventana 320 instrument and related reagents used for automated IHC tests. Since then, Ventana has developed and introduced the Ventana ES, the successor to the 320, as well as the Ventana gen II, which is capable of performing ISH tests in addition to IHC tests. In August 1997, Ventana introduced the NexES as a successor to the ES. These patient priority systems use Ventana's proprietary horizontal slide processing technology to perform multiple tests rapidly on a single patient biopsy. In February 1996, Ventana acquired BioTek which introduced its first automated IHC system, the TechMate 1000, in 1992, and has also introduced the successor TechMate 500 instrument as well as the TechMate 250 instrument. BioTek's batch processing systems use proprietary vertical slide processing technology to reliably and cost effectively process high volumes of single tests on multiple patient biopsies. These complementary product lines enable Ventana to serve a broad range of customers. Smaller hospitals, which generally do not handle a high volume of cancer patients, typically use patient priority systems to meet their automated testing needs. Reference and research laboratories which serve numerous institutions typically use batch processing systems to process large volumes of tests. Large hospitals with a high volume of patients and a broad range of test requirements may use both patient priority and batch processing systems.

     Cancer is the second leading cause of death in the United States, accounting for approximately 555,000 deaths per year. Currently, approximately 10 million people in the United States have a history of invasive cancer, and it is estimated that 1.4 million new cases of invasive cancer will be diagnosed each year. Recent studies have indicated that the mortality rates of certain types of cancer have decreased which may be attributed to, among other factors, earlier detection and selection of appropriate therapies. The vast majority of IHC testing associated with cancer diagnosis and treatment in the United States is conducted in an aggregate of approximately 2,200 clinical institutions and reference and research laboratories which the Company estimates creates the opportunity for the placement of as many as 2,500 automated IHC testing instruments. The Company believes that less than 50% of such institutions and laboratories currently conduct IHC testing on an automated basis. The international market for automated IHC and ISH testing is estimated by the Company to be approximately 1.5 times the size of the United States market, with Europe accounting for the majority of the international market potential. It is further estimated that automated IHC staining systems have penetrated less than 15% of European labs and less than 5% of the labs in Japan and the rest of the world.

     Currently, most IHC testing is performed manually which often yields inconsistency of test results. As compared to manual IHC testing, Ventana's automated systems provide improved reliability, reproducibility and consistency of test results. The systems' economic advantages include faster turnaround time, increased test throughput and a reduced dependence on skilled laboratory technicians, thereby reducing costs per test. Additional benefits include the ability to perform new and emerging diagnostic tests and improved visual clarity, which aids the interpretation of test results and the ability to obtain maximum clinical information from minimally sized biopsies. The Company believes it will play a critical, expanding role in cancer science as researchers will use Ventana systems to accelerate the identification and development of new
tests   and  that  its   installed   base  of   instruments   will   speed   the
commercialization and clinical implementation of such new tests. The Company anticipates that its reagent test menu will expand due to the major emphasis of cancer research on the identification of new prognostic IHC and ISH indicators.

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

     Historically, BioTek generated lower gross margins than Ventana due to its employment of a different business strategy which primarily involved the use of third parties for key activities. BioTek's instruments were produced by third-party manufacturers which prevented BioTek from capturing manufacturing margin. BioTek's instruments have an open configuration, enabling the customer to use reagents purchased from BioTek or others, which impacted both the price and volume of reagents purchased by customers from BioTek. In contrast, Ventana's instruments have a closed configuration requiring the customer to use Ventana's prepackaged detection chemistries. BioTek also realized lower gross margins on reagents than Ventana due to its utilization of intermediate materials in the manufacturing process which resulted in the capture of fewer value-added steps. BioTek used Curtis Matheson Scientific ("CMS") and DAKO A/S ("DAKO") as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced both lower gross margins on its United States sales than if it had sold its products directly and a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements.

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

     Immunohistochemistry

     Cancer is the second leading cause of death in the United States accounting for approximately 555,000 deaths per year. Currently, approximately 10 million people in the United States have a history of invasive cancer, and it is estimated that 1.4 million new cases will be diagnosed each year. In the United States, the lifetime risk of developing invasive cancer is 47% for males and 38% for females. The risk of developing cancer increases with age. Among the principal forms of cancer are prostate, lung, breast, colon, rectal, urinary, ovarian and cervical cancer, along with leukemia and lymphoma.

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

     IHC tests are performed on cells and tumor tissue to:

     o determine the type of cancer

     o determine the site of the primary tumor

     o determine the degree of malignancy

     o determine if the cancer has metastasized

     o assist in the selection of the most appropriate therapy

     o monitor patient progress

     o develop a prognosis

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

     Maximize Instrument Placements. The Company's strategy is to strengthen its competitive position in the automation of IHC testing by establishing a larger installed base of instruments that current or future market entrants must overcome. The Company estimates that its worldwide installed base of 1,199 instruments is approximately four times as large as the combined installed base of instruments of all of the Company's current competitors. The Company believes that its placement of instruments in 36 of the 42 cancer centers identified as principal cancer research centers by the National Cancer Institute provides a powerful reference tool for potential new customers. To facilitate instrument placements, the Company offers customers a wide selection of instruments which address the patient priority needs of hospital clinical laboratories and the batch processing needs of large hospitals and reference and research laboratories. In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including leases, direct sales, rentals and the Qualified Reagent Installed Base program ("QRIB") and to expand the range and price points of its instrument offerings. In a QRIB, the Company provides the customer with the use of an instrument for up to six months, provided the customer purchases a minimum of $3,000 in consumables. At the end of the six month period, the customer must elect to purchase, rent or return the system. The Company believes it can accelerate the rate of expansion of its installed base by increasing its emphasis on the placement of instruments through QRIBs.

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

     Develop New and Enhanced Products. Since 1991, the Company has successfully introduced and commercialized the Ventana NexES, the Ventana ES, the Ventana gen II, the TechMate 500 and the TechMate 250, as well as systems to support all these instrument platforms. Ventana is also developing additional instruments to automate other labor intensive activities in histology labs, particularly special stains, and a full panel of immunofluorescence assays on the NexES, targeted at renal and dermatological pathology labs. Ventana is also developing next generation ISH instruments. The Company intends to continue to innovate in the field of automated cellular diagnostics through the development and introduction of new instruments, software and reagents.

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

     Expand Intellectual Property Position. The Company seeks to expand its intellectual property position by entering into strategic alliances, acquiring rights of first refusal on future commercial developments and licensing existing technologies. The Company evaluates and intends to pursue the licensing of nucleic acid probe technology for ISH applications from biopharmaceutical companies, research institutions and others. In conjunction with gen II system placements, the Company has entered into agreements with customers which provide the Company with a right of first refusal to commercialize new tests developed by such customers for use on the gen II system. The Company believes customers have been willing to enter into these arrangements because the gen II is an enabling platform that facilitates the development and commercialization of new ISH tests.

Products

     The  Company  offers  proprietary   systems  composed  of  instrumentation,
reagents and consumable products which are designed to enable clinical and research laboratories to perform standardized IHC and ISH testing. The proprietary nature of the Company's systems is based upon the interrelationship among the electronics and mechanical and software control of the instrument and the stabilization, composition, packaging and delivery of reagents. The Company's broad line of products includes patient priority systems targeted to hospital clinical laboratories and batch-processing systems targeted to large hospital clinical laboratories and reference and research laboratories. The Company's patient priority systems are "closed" in that customers must purchase detection chemistries from Ventana in order to operate the instruments. Although the Company's existing batch processing systems are "open," providing the customer with the ability to purchase reagents from either the Company or other sources, users of approximately 83% of the Company's United States installed batch processing systems regularly purchase reagents from the Company. The following are the principal benefits of automated cellular and tissue analysis using the Company's integrated systems as compared with manual methods:

     o    improved reliability, reproducibility and consistency of test results

     o    faster turnaround time for test results

     o    increased test throughput for the testing laboratory

     o    ability to perform new and emerging molecular tests

     o    reduced dependence on skilled laboratory technicians

     o ability to perform special staining applications (batch processing instruments)

     o ability to obtain maximum clinical information from minimally-sized biopsies

     o    ability   to   document   processing   protocols   (patient   priority
          instruments)

     o enhanced cellular differentiation through multiple staining on a single slide

     o    standardization of slide preparation among institutions

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

Instrument Products

     Patient Priority Instruments. Ventana currently offers two patient priority systems, the Ventana NexES and the Ventana gen II. The Ventana patient priority systems provide a complete automated approach, requiring users to only prepare specimens and place them on microscope slides. The patient priority systems are barcode driven and are designed for multiple tests on a single patient biopsy with rapid turnaround time and walk-away convenience. A barcode label affixed to each slide positively identifies the slide and the test procedures to be performed. The instrument scans the barcodes on the slides and the reagent dispenses and processes each slide with the unique steps necessary to perform each test. The Company's proprietary software controls all aspects of the test procedures. The steps of dispensing, incubating (i.e. temperature and time control) and washing are performed by the instrument using a series of proprietary chemical/mechanical methods developed by Ventana. These methods are critical to obtaining precise, sensitive and rapid test results and make the system reliable and easy to use. Typically, the processing of slides on the instrument requires less than two hours.

     The Ventana NexES is based upon a modular design and an external personal computer operating under a Windows 95 environment for software control. Each module holds up to 20 slides in the reaction chamber and 25 reagents on its reagent carousel. The modular design of the NexES and external personal computer permits the linkage of up to eight NexES modules together, creating the capacity to process up to 160 slides. The NexES therefore offers users a significant degree of flexibility as users can purchase from one to eight modules depending upon their test volume requirements.

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

Reagent and Consumable Products

     Reagent Products

     Reagent products are composed of primary antibodies and detection chemistries, each of which is required for an IHC test. Customers that have patient priority systems must use Ventana detection chemistries on all tests; such customers have the option of purchasing primary antibodies from Ventana or other sources. Customers who have the Company's batch processing systems have the option of purchasing both antibodies and detection chemistries from Ventana or other sources. Users of approximately 83% of the Company's United States installed batch processing systems regularly purchase reagents from the Company.

     Primary Antibodies. Ventana sells a line of in excess of 100 primary antibodies used to detect antigens in combination with detection chemistry kits on the Company's instruments. Ventana markets all of the antibodies used to perform the IHC tests that currently account for more than 85% of total IHC test volume.

     Detection Kits. Detection chemistries typically account for approximately 65-70% of the total expenditures for reagents required to perform IHC tests using the Company's instruments. Ventana produces a line of detection chemistries for use on both patient priority and batch processing systems which provide the user with standardized reagents, thereby giving the user convenient and rapid results. The detection chemistries have been developed by the Company using proprietary formulations which, when combined with the Company's primary antibodies and other reagents, optimize the results of tests performed on the Company's instruments. These kits generate the visual signal in an IHC reaction at the site where a primary antibody is bound to a specific antigen or molecule in the cell or tissue. The patient priority system utilizes detection kits which include (i) a DAB Kit which generates a brown color; (ii) an AEC Kit which generates a deep red color; (iii) an Alkaline Phosphatase Red Kit which generates a bright red color; and (iv) an Alkaline Phosphatase Blue Kit which generates a deep blue color. The Company currently sells DAB and Alkaline Phosphatase Red for use with its batch processing instruments. The detection kits are designed to perform tests on a wide variety of specimens, so a laboratory can, for example, perform tests on tissue preserved in paraffin and on frozen tissue simultaneously. The Company's detection chemistries have been formulated to provide long term stability for reproducibility and ease of use as well as a high signal to noise ratio for optimal sensitivity.

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

Markets and Customers

     There are approximately 4,200 acute care hospitals and clinics in the United States. Of these, there are approximately 1,900 hospitals with over 200 beds, which perform the vast majority of surgical and other medical procedures related to cancer diagnosis and treatment. In addition, there are approximately 200 reference and research laboratories and approximately 100 biotechnology and pharmaceutical companies, which also perform substantial numbers of IHC and ISH tests. These health care institutions represent a total instrument site potential of 2,200 locations. Ventana considers this to be its core market segment for cancer testing and focuses the bulk of its sales and marketing efforts on these institutions.

     The Company estimates there are as many as 2,500 instrument placement opportunities in the 2,200 potential instrument site locations in the United States. The international market for instrument placements is estimated by the Company to be approximately 1.5 times the size of the United States market. Europe is estimated to account for the majority of the international market potential, and Japan, the Pacific Rim and Latin American markets constitute the balance of the international market opportunity.

     As of December 31, 1997, the Company had 746 instrument placements in approximately 605 of the 2,200 potential United States instrument sites. The Company believes that less than 50% of such United States potential instrument sites currently conduct IHC testing on an automated basis. The Company believes that its worldwide installed base of 1,199 instruments as of December 31, 1997 is approximately four times as large as the combined installed base of instruments of all of the Company's current competitors.

     Ventana has placed instruments with 37 of the top 42 cancer centers according to U.S. News & World Report and 36 of the 42 cancer centers identified as principal cancer research centers by the National Cancer Institute, including the Mayo Clinic, the Dana Farber Cancer Institute, The Johns Hopkins University, the M.D. Anderson Cancer Center, the Fred Hutchinson Cancer Center, and Memorial Sloan-Kettering Cancer Center.

     The Company believes that the NexES system it introduced in 1997 will have particular appeal to those hospitals which are currently losing reimbursement revenue as a result of not performing IHC tests internally. The Company's QRIB placement program may enhance smaller hospitals' ability to compete with larger hospitals by providing on-site IHC testing and consultation without an initial capital expenditure.

Sales, Marketing and Customer Support

     Ventana markets and sells its instruments and reagents through a direct sales force in North America, certain European countries, and Japan. It has also established distribution relationships in other countries and has a distribution arrangement with DAKO, a manufacturer and supplier of reagents used in manual IHC testing. The distribution arrangement with DAKO stemmed from the BioTek acquisition and only relates to batch processing systems for certain countries outside the United States.

     Ventana's direct sales force in North America now consists of 34 direct representatives, 5 regional managers, 10 field-based technical marketing representatives and 7 field service engineers. Ventana's patient priority systems are sold through its direct sales force. The sales force is organized around geographic territories, which have been designed to provide each sales representative with an approximately equal number of sales opportunities. The sales force is also divided between a national account sales force, which is focused on large users and an U.S. hospital sales force, which calls on all other accounts. The Company's sales representatives typically have technical backgrounds or prior medical capital equipment sales experience. The Company's sales representatives are incentivized to increase instrument placements. The sales representatives as well as the technical marketing representatives are incentivized to maximize recurring reagent sales.

     BioTek entered into a distribution agreement with CMS in January 1993. Under the agreement, CMS had exclusive United States distribution rights for TechMate instruments and related reagents. The agreement required CMS to make good-faith commercial efforts to purchase certain specified quantities of instruments and to maintain a sufficient inventory of reagents to meet customer requests. The agreement with CMS was set to expire in April 1998 but was terminated in October 1997.

     Ventana's sales force in Europe consists of 15 sales and support personnel located in France and Germany. This sales force markets and sells Ventana's patient priority systems direct in France, Germany, Austria, Switzerland, and the Benelux countries and markets and sells through distributor relationships in Italy, Spain and Scandinavia. This sales force is geographically organized and is compensated in a manner similar to the United States sales force. Ventana expects to significantly expand its direct sales and marketing activities in Europe in 1998. Ventana's sales force in Japan consists of three sales and support personnel. Ventana expects to significantly expand its direct sales and marketing activities in Japan after the Company receives import permits for its reagents.

     BioTek entered into its agreement with DAKO in September 1994. DAKO is a market leader in Europe in supplying reagents for use in manual IHC tests. The agreement provides DAKO with exclusive rights to distribute TechMate instruments and related accessories in Europe and several other territories. The agreement also permits DAKO to supply customers with its own reagents for the instruments in return for paying BioTek a fixed dollar royalty amount. For each TechMate 500 instrument installed at a customer site, the royalty is payable over a five year term. For each TechMate 250 shipped to DAKO, a prepaid royalty amount of $7,000 is paid by DAKO. Under the agreement, DAKO is subject to certain minimum purchase requirements for instruments.

     In connection with BioTek's agreement with DAKO, DAKO made two loans secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. On September 25, 1996, BioTek and DAKO entered into the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. At December 31, 1997, the net aggregate outstanding balance of the secured loans and prepayments was $0.5 million. The secured loans and prepayments are recorded as long-term debt in the Company's Consolidated Financial Statements.

     In connection with the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments in 1996. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. The Amendment Agreement also establishes certain minimum purchase and delivery commitments for TechMate 250 instruments, as well as pricing for certain quantities of TechMate 250 instruments. Pricing for additional quantities of TechMate 250 instruments was not resolved in the Amendment Agreement and the parties are currently in disagreement as to such pricing. Currently, DAKO is purchasing such instruments at the price levels established by the Company. However, DAKO has, pursuant to the distribution agreement, initiated binding arbitration proceedings to resolve such pricing. In the event such arbitration proceedings are determined adversely to the Company, the pricing of TechMate 250 instruments to DAKO would be on terms less favorable to the Company than the current pricing terms and the amount of secured loans and prepayments recouped per instrument sale would also be reduced.

     Furthermore, during the course of ongoing discussions with DAKO since the acquisition of BioTek, DAKO has, among other things, asserted that BioTek has not fulfilled its obligations with respect to the development and commercial introduction of the TechMate 250 instrument. The Company denies this assertion and believes that it is in substantial compliance with its obligations under these development milestones. In particular, the Company believes that its contract manufacturing agreement with LJL will enable it to satisfy DAKO's requirements for TechMate 250 instruments. Nevertheless, the negotiations with DAKO could result in an attempt by DAKO to exercise contractual remedies available to it under the distribution agreement and the terms of the secured loans, which remedies include (i) requiring repayment of the secured loans in 12 equal quarterly installments commencing upon a default by BioTek and (ii) an irrevocable license to manufacture TechMate instruments for resale internationally and a related reduction in the fixed dollar royalty rate paid by DAKO to BioTek for each instrument included in the royalty base. The Company could also experience an interruption in the distribution of batch processing instruments outside the United States or become involved in litigation with DAKO with respect to the current distribution agreement, which would involve significant costs as well as diversion of management time. There can be no assurance that the Company would prevail in any litigation involving the agreement. Furthermore, there can be no assurance as to the future course or outcome of the Company's negotiations with DAKO or as to the Company's future relationship with DAKO. If DAKO were successful in obtaining a manufacturing license for TechMate instruments, the Company could experience a loss of instrument revenue which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that DAKO is developing an instrument to eliminate its reliance on the TechMate 250; the release of such an instrument could adversely affect the Company's ability to supply instruments beyond current commitment levels.

     Ventana's sales and marketing strategy for its systems is focused on increasing its penetration of the hospital and laboratory market through several instrument placement options. The Company places instruments through direct sales including nonrecourse leases, instrument rentals and the Company's QRIBs. In a QRIB, the Company provides the customer with the use of an instrument for up to six months, provided the customer purchases a minimum of $3,000 in consumables. At the end of the six month period, the customer must elect to purchase, rent or return the system. As of December 31, 1997, the Company had placed 105 instruments through QRIBs.

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

Manufacturing

     The Company manufactures its patient priority instruments at its facilities in Tucson, Arizona. The Company has recently expanded its patient priority instrument manufacturing facilities and operations in Tucson and believes that this expansion will provide the Company with sufficient manufacturing capacity to meet its anticipated requirements for patient priority instruments for approximately the next three years. Components for patient priority instruments are purchased from a variety of vendors, subject to stringent quality specifications. The components are assembled by Ventana's highly skilled manufacturing technicians into finished products. A quality assurance group performs tests at regular intervals in the manufacturing cycle to verify compliance with the Company's specifications and regulatory requirements, including Good Manufacturing Practices ("GMP") requirements.

     A number of the components used in the NexES and gen II systems are fabricated on a custom basis to the Company's specifications and are currently obtained from a limited number of sources. To date, however, the Company has not experienced any material disruptions in the supply of such components. The Company believes that additional suppliers, if required, could be obtained and qualified. To date, the Company has not experienced significant difficulties with manufacturing yields and has experienced minimal manufacturing waste in the patient priority instrument manufacturing process.

     The Company has relationships with third-party manufacturers for the manufacture of batch processing instruments. The Company has contracted with Kollsman Manufacturing Company, Inc. for the manufacture of TechMate 500 instruments and with LJL Biosystems, Inc. for the manufacture of TechMate 250 instruments.

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

     Reagents sold for use with the Company's batch processing instruments have been manufactured at Ventana's Tucson facilities since September 1996. Ventana has converted the manufacturing process for such reagents to the process used by Ventana in which basic raw materials are used and important value-added activities are performed internally. As a result of this transition, Ventana is positioned to capture margin and value added which was lost through payments to third-party manufacturers, to increase economies of scale in both raw material purchasing and manufacturing, to standardize procedures and processes, to increase control over scheduling and to improve manufacturing flexibility.

     The Company's reagent manufacturing process at its Tucson, Arizona facility is currently semi-automated. The Company anticipates that as production volumes increase it will increase the level of automation. The Company currently has sufficient reagent manufacturing capacity to meet its anticipated needs for approximately the next two years. The Company's long-term plans are to build a separate reagent manufacturing facility in the Tucson area to increase its reagent manufacturing capacity and increase the level of automation of the manufacturing process. The Company anticipates commencing construction of this facility in 1999.

     The Company's manufacturing operations are required to be conducted in accordance with GMP requirements. GMP requires the Company to maintain documentation and process control in a prescribed manner with respect to manufacturing, testing and quality control. In addition, the Company is subject to FDA inspections to verify compliance with FDA requirements. The Company also intends to implement manufacturing policies and procedures, which will enable the Company to receive ISO 9000 certification. ISO 9000 standards are global standards for manufacturing process control and quality assurance. The Company will be required to obtain the CE mark for continued sale of its products in the countries comprising the European Union. The CE mark is an international symbol of quality assurance and compliance with applicable European Union medical device directives.

Research & Development and Engineering

     The Company has focused its research, development and engineering efforts on the development of innovative reagent and instrument systems.

     As of December 31, 1997, Ventana's Research & Development and Engineering groups consisted of 27 persons, many of whom have graduate degrees. Ventana's research and development activities are performed primarily in-house by Ventana employees. These efforts are supplemented by consulting services and assistance from Ventana's scientific advisors. The Company is developing reagents for existing instrument bases and new products. In addition, the Company is developing new instruments and enhancing existing instruments.

     During the fiscal years ended December 31, 1997, 1996 and 1995, Ventana spent $3.1 million, $2.7 million and $2.2 million, respectively, on research and development.

Reagent Development Projects

     Ventana's reagent  development is divided into four principal areas.  These include new antibody development, detection chemistries, special stain chemistries, and ISH chemistries. Ventana continues to monitor third-party development of new primary antibodies. Antibodies recognizing new prognostic markers for monitoring breast cancer patients were introduced in February 1998. These, in combination with other antibodies currently available from Ventana, constitute a panel of antibodies useful in determining therapeutic alternatives and predicting therapy outcomes for breast cancer patients. In addition, fluorescent-labeled antibodies have been developed which were first sold in March 1998. These antibodies are useful in determining the renal and dermatopathological status of patients. Ventana also continues to improve the sensitivity and specificity of detection chemistries. An amplification kit was introduced in the third quarter of 1997 which, when used in conjunction with any of Ventana's existing detection chemistries, allows smaller amounts of diagnostic markers to be visualized in tissues. In addition, projects are ongoing that will further improve the sensitivity of the present detection choices.

     Reagent development also supports the development of new instrument systems. A complete reagent product line was introduced in conjunction with the August 1997 market launch of the NexES instrument. Projects to provide reagents for instrument systems continue in two major new instrument system development areas - special stains and ISH. Development of reagents for the predominant special stains used in the histology laboratory is proceeding toward a fourth quarter, 1998 market availability. Development of nucleic acid probe and detection ISH kits, to detect the causative agents for numerous infectious diseases, is ongoing. An agreement with Chiron to utilize bDNA technology for HIV and other infectious disease agents was completed in the first quarter of 1998 and will provide the required sensitivity for ISH tests. The Company is currently in discussion with various universities, hospitals, and commercial organizations regarding other potential areas of opportunities for the ISH system.

Instrumentation Development Projects

     Ventana's instrumentation development is focused on continuous product improvement and new product innovation. The Company believes that the platform used by the modular IHC system, NexES, will enable it to develop more rapidly new products which achieve these goals. Specifically, Ventana has two new major instrument systems in development. The first is a special stains module which, when introduced in late 1998, will be fully integrated into the NexES platform. This system will allow Ventana to expand into new markets in our base histology business. The second is an ISH module, which uses a highly innovative heating system to achieve the temperature consistency required for the ISH procedures. When introduced in late 1998, it will also be integrated into the NexES platform and will have a full complement of reagents, which are used in clinical ISH applications.

     In addition, the Company will be introducing in the first half of 1998, a new bar code printing system. This system will use a proprietary label, which has been developed exclusively for Ventana's instrument system.

     Ventana continues to explore new opportunities in instrument systems, which add value to the customer. Plans are being developed for new systems to further capitalize on the Company's success with its patient priority and batch processing systems.

Patents and Proprietary Rights

     Ventana has pursued a strategy of patenting key technology as it relates to both the automation and the chemistry of analyzing cells and tissues on microscope slides. Ventana holds 16 United States patents and 20 foreign patents and has filed additional United States and foreign patent applications. Six of Ventana's United States patents were issued in 1997. Several of Ventana's issued United States patents relate to reagent formulations and methods, including a reagent formulation characterized by long-term stability and a method of inhibiting evaporation of reagents during processing. Other issued United States patents relate to a reagent dispenser, a tissue fixative and various aspects of the capillary gap technology and methods and devices for batch processing of slides. Pending applications relate to mechanical aspects of automated instruments for performing reactions on slides and processing methods used in these instruments. In addition, a patent application filed by the Company covers an evaporation inhibitor liquid that is effective for high temperature applications. The expiration dates of the Company's issued United States patents range from September 2005 to November 2013.

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

     BioTek is a party to litigation initiated by BioGenex Laboratories, Inc. ("BioGenex") relating to past infringements of patent rights of BioGenex. In May 1997, a judgement was rendered against BioTek, which BioTek has appealed. For a discussion of these proceedings, see Item 3 below entitled "Legal Proceedings."

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

     In the instrument market, several companies, including Leica (a division of Leitz Microscope GmbH), Shandon Scientific Limited (a division of Life Sciences International PLC), BioGenex and DAKO (U.S.), offer instruments that perform IHC tests and can be used with any supplier's reagents, which may be attractive to certain customers. As of December 31, 1997, the Company had an installed base of 1,199 instruments which the Company estimates is more than four times the combined installed base of instruments of all of the Company's current competitors. The Company has included semi-automated instruments manufactured by its competitors in arriving at its estimates of its market share. In addition, future growth in the market for automated IHC instruments may result in additional market entrants and increased competition, including more aggressive price competition. Many of the companies selling or developing diagnostic devices and instruments and many potential entrants in the automated IHC market have financial, manufacturing, marketing and distribution resources significantly greater than those of Ventana. In addition, many of these current and potential competitors have long-term supplier relationships with Ventana's existing and potential customers. These competitors may be able to leverage existing customer relationships to enhance their ability to place new IHC instruments. Competition in the market for automated IHC instruments, including the advent of new market entrants and increasing price competition, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the market for reagents, the Company encounters competition from suppliers of primary antibodies and detection chemistries. The major suppliers of primary antibodies in the anatomical pathology market in the United States are DAKO, BioGenex and Coulter Immunotech. The principal suppliers of detection chemistries in the United States are Vector Laboratories, BioGenex and DAKO. The Company's patient priority instruments require the use of the Company's detection chemistries but can be used with primary antibodies supplied by third parties, and the Company's batch processing instruments can be used with both detection chemistries and primary antibodies supplied by third parties. Accordingly, the Company encounters significant competition in the sale of reagents for use on those of its instruments that can be used with reagents supplied by third parties. Lower prices for reagents used in manual IHC tests could also limit the growth of automation. Certain of the Company's current and potential competitors in the reagent market have financial, manufacturing, marketing and distribution resources greater than those of the Company. Competition in the market for reagents could also increase as a result of new market entrants providing more favorable reagent supply arrangements than the
Company, including lower reagent prices. In particular, DAKO has introduced a lower cost semi-automated IHC instrument in the United States and is offering reagent supply arrangements that have resulted in increased competition for both instruments and reagents. In addition, new entrants in the instrument market may seek to enhance their competitive position through reduced reagent pricing or more favorable supply arrangements; the Company's current instrument customers may find it attractive to purchase primary antibodies for patient priority
instruments  and  primary   antibodies  and  detection
chemistries for batch processing instruments from such competitors. Increased competition in the reagent market could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

     The manufacturing, marketing and sale of the Company's products are subject to regulation by governmental authorities in the United States and other countries. In the United States, clinical diagnostic devices are subject to rigorous Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Obtaining regulatory approval for new products within this regulatory framework may take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise, which may affect approval of or delay an application or require additional expenditures by the Company.

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

     The Company's clinical diagnostic systems are regulated by the FDA under a 3-tier classification system -- Class I, II and III. The degree of regulation, as well as the cost and time required to obtain regulatory approvals, generally increases from Class I to Class III. Most diagnostic devices are regulated as Class I or Class II devices, although certain diagnostic tests for particular diseases may be classified as Class III devices. Prior to entering commercial distribution, most Class I, II, or III medical devices must undergo FDA review under one of two basic review schemes depending upon the type of device or procedure. These review schemes are the 510(k) pre-market notification process and the pre-market approval ("PMA") process. A 510(k) notification is generally a filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device. Approval under this procedure may be granted within 90 days, but generally takes longer, and in some cases up to a year or more. Class I and II devices, as well as certain Class III devices, for which the FDA has not called for a PMA, are reviewed under the 510(k) process. For all other Class III products, the manufacturer must file a PMA to show that the product is safe and effective based on extensive clinical testing and controlled trials among several diverse testing sites and population groups. These controlled trials may be conducted under an Investigational Device Exemption ("IDE") cleared by the FDA, or they may be conducted without FDA review if exempt from IDE requirements. The PMA process typically involves significantly more clinical testing than does the 510(k) procedure and could involve a significantly longer FDA review period after the date of filing. In responding to a PMA application, the FDA can either accept it for filing or reject it and require the manufacturer to include additional information in a resubmitted application. PMA applications that are accepted for filing may be reviewed by a FDA scientific advisory panel, which issues either a favorable or unfavorable recommendation regarding the device. The FDA is not bound by the panel's recommendation, but tends to give it significant weight. By law, the PMA process is to be completed within 180 days of acceptance of the PMA application for filing, although this time period can be, and typically is, extended by the FDA. A PMA application can take from one to several years to complete, and there can be no assurance that any submitted PMA application will ultimately be approved. Further, clearance or approval may place substantial restrictions on to whom and the indications for which the product may be marketed or to whom it may be marketed. Additionally, there can be no assurance that the FDA will not request additional data, or request that the Company conduct further clinical studies.

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

     After products have been cleared for marketing by the FDA, the Company will be subject to continuing FDA obligations. Clearances may be withdrawn or products may be recalled if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products, which have been commercialized, and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs. The FDA enforces regulations prohibiting the marketing of products for unapproved uses. Further, if the Company wanted to make changes on a product after FDA clearance or approval, including changes in indications or intended use or other significant modifications to labeling or manufacturing, additional clearances or approvals would be required. The FDA has broad regulatory and enforcement powers including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, withdraw clearances or approvals, restrict or enjoin the marketing of products, and impose civil and criminal penalties, any one or more of which could have a material adverse effect upon the Company.

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

Employees

     As of December 31, 1997, Ventana employed 211 persons full time. Of these employees, 102 were engaged in sales, marketing and service, 27 in research and development, 56 in manufacturing and 26 in general and administrative functions. None of Ventana's employees are covered by a collective bargaining agreement. Ventana considers its relations with its employees to be satisfactory.

Backlog

     Ventana typically ships orders for instruments and reagents shortly after receipt, and accordingly does not maintain a significant backlog.

Additional Risk Factors

Continuing Losses; Uncertainty of Future Profitability

     The Company has incurred cumulative losses of $33.8 million from its inception in 1985 through December 31, 1997. BioTek sustained cumulative losses of $18.2 million from its inception in October 1990 until its acquisition by Ventana. The Company's ability to achieve and sustain profitability is dependent on a variety of factors including the extent to which its instrument and reagent systems continue to achieve market acceptance, the Company's ability to sell reagents to its customers, the Company's ability to compete successfully, the Company's ability to develop, introduce, market and distribute existing and new diagnostic systems, the level of expenditures incurred by the Company in investing in product development and sales and marketing, the Company's ability to expand manufacturing capacity as required and the receipt of required regulatory approvals for products developed by the Company. There can be no assurance that the Company will be successful in these efforts. Moreover, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

Future Fluctuations in Operating Results

     The Company derives revenues from the sale of reagents and instruments. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents, which begin and are typically recurring once an instrument is placed. The Company's future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through QRIBs and rentals. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues.

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

Dependence Upon Key Suppliers

     The Company's reagent products are formulated from both chemical and biological materials utilizing proprietary Ventana technology as well as standard processing techniques. Certain components and raw materials, primarily antibodies, used in the manufacturing of the Company's reagent products are currently provided by single-source vendors. There can be no assurance that the materials or reagents needed by the Company will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is obtained. The use of alternative or additional suppliers could be time consuming and expensive. In addition, a number of the components used to manufacture the NexES and gen II instruments are fabricated on a custom basis to the Company's specifications and are currently available from a limited number of sources. Consequently, in the event the supply of materials or components from any of these vendors were delayed or interrupted for any reason or in the event of quality or reliability problems with such components or suppliers, the Company's ability to supply such instruments could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Third-Party Manufacturers for Batch Processing Instruments

     The Company relies on two outside parties to manufacture its batch processing instruments. Kollsman Manufacturing Company, Inc. ("Kollsman")
currently manufactures the TechMate 500 instrument under a contractual relationship with the Company. The Company has entered into a contract manufacturing agreement with LJL BioSystems, Inc. ("LJL") for the manufacture of the TechMate 250 instrument. There can be no assurance that these manufacturers will be able to meet the Company's product needs in a satisfactory, cost effective or timely manner. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The amount and timing of resources to be devoted to these activities by such manufacturers are not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future. Any such manufacturing or supply problems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has committed to future purchases from Kollsman totaling $1.1 million and from LJL totaling $0.3 million.

Risks Associated with European Distribution Relationship

     In Europe, batch processing instruments are sold through DAKO, which also pays BioTek a royalty for each instrument in exchange for the right to sell its own reagents for use with such systems. The agreement with DAKO provides DAKO with exclusive distribution rights for batch processing instruments in Europe and other territories, subject to certain performance requirements. The agreement expires in December 1999. Accordingly, the Company is likely to be dependent upon DAKO for international sales of batch processing instruments through this date.

     In connection with BioTek's agreement with DAKO, DAKO made two loans secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. In 1996, BioTek and DAKO entered into an amendment to their existing agreement (the "Amendment Agreement") for the purpose of addressing several matters, including repayment of these secured loans and prepayments. At December 31, 1997, the net aggregate outstanding balance of the secured loans and prepayments was $0.5 million

     In connection with the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments in 1996. Under the Amendment Agreement, the remaining $0.5 million of secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. The Amendment Agreement also establishes certain minimum purchase and delivery commitments for TechMate 250 and TechMate 500 instruments, as well as pricing for certain quantities of TechMate 250 instruments. Pricing for additional quantities of TechMate 250 instruments was not resolved in the Amendment Agreement and the parties are currently in disagreement as to such pricing. Currently, DAKO is purchasing such instruments at the price levels established by the Company. However, the parties may, pursuant to the distribution agreement, initiate binding arbitration proceedings to resolve such pricing. In July 1997, DAKO initiated such arbitration proceedings. If the determination is adverse to the Company, the pricing of TechMate 250 instruments to DAKO would be on terms less favorable to the Company than the current pricing terms and the amount of secured loans and prepayments recouped per instrument sale would also be reduced.

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


Risks Associated with Past and Future Acquisitions

     Although the Company has no pending agreements or commitments, the Company may make additional acquisitions of complementary businesses, products or technologies in the future. Acquisitions of companies, divisions of companies, or products entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention and (iii) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems with respect to any future acquisitions, and there can be no assurance that any future acquisitions will result in the Company becoming profitable or, if the Company achieves profitability, that such acquisition will increase the Company's profitability. Furthermore, there can be no assurance that the Company will realize value from any such acquisition, which equals or exceeds the consideration paid. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     BioTek is a party to litigation initiated by BioGenex Laboratories, Inc. ("BioGenex") relating to certain alleged past infringements of patent rights of BioGenex. In May 1997, a judgement was issued against BioTek, which BioTek has appealed. For a discussion of these proceedings, see Item 3 below entitled "Legal Proceedings."

Uncertainty of Future Funding of Capital Requirements

     The Company anticipates that its existing capital resources, including the net proceeds of the secondary offering of its Common Stock completed in February 1997 and interest earned thereon, and available borrowing capacity under the Company's revolving credit line will be adequate to satisfy its capital requirements for at least the next 18 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or through QRIBs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale-up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses, the Company's ability to sustain profitability and timing of regulatory approvals. The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company or at all. Any such future capital requirements could result in the issuance of equity securities, which would be dilutive to existing stockholders.

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


Item 2.  PROPERTIES

     Ventana's research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 45,000 square feet of leased space in Tucson, Arizona. The leases for these facilities expire at various times between November 1999 and March 2001, subject to renewal terms. The Company believes its facilities are adequate to meet its current requirements and facilities for anticipated future requirements will be available on commercially reasonable terms.

Item 3.  LEGAL PROCEEDINGS

     In March 1995, BioGenex sued BioTek in the U.S. District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. BioGenex's claims include claims of both direct, indirect and contributory infringement. BioTek denied infringement and asserted several defenses, including invalidity of the patent that is the subject of the litigation. In April 1995, BioTek ceased offering the products that were the subject of the alleged infringements. A court-mandated judicial settlement conference was held in January 1997 and no settlement was reached. In May 1997, a judgement for approximately $850,000 was rendered against BioTek, which BioTek has appealed. There can, however, be no assurance that BioTek will be successful on appeal. In June 1997, the Company obtained a letter of credit for approximately $900,000 to cover the judgement and interest.

     In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the United states District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint makes the same allegations as the original Complaint, and adds a claim under North Carolina securities laws. In May of 1997, the Company made a motion to transfer the action to the district of Arizona, or alternatively to the Central District of California, which was denied by the court. On December 16, 1997, the Company filed a motion to dismiss the Amended Complaint, which is pending in the Court. There is currently a stay of discovery while the motion to dismiss is pending. Based on the facts known to date, the Company believes that the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

     On July 16, 1997, a shareholder demand to review and copy corporate documents pursuant to Section 220 of the Delaware General Corporation Law was denied by the Company. As a result, an action entitled, Leung v. Ventana Medical Systems, Inc., CA. No. 15812, was filed in the Court of Chancery for the State of Delaware. The plaintiff, who is related to the plaintiffs in the securities action, discussed in the preceding paragraph, seeks inspection of certain books and record of the Company. Defendants believe the plaintiff seeks the documents for an improper purpose and intend to defend this case vigorously. A trial on March 3, 1998 resulted in the judge ordering the parties to reach an agreement without a court order. The agreement provides for the plaintiff's attorney only to review the corporate documents supplied.

     In connection with the disagreement as to the price to be charged by BioTek to DAKO for the sale of TechMate 250 instruments, DAKO filed an arbitration request with the International Chamber of Commerce in July 1997. The arbitration is currently scheduled for October 1998. The Company believes its position is strong; however, the results of the proceedings are uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol VMSI). The number of record holders of the Company's Common Stock at December 31, 1997 was 336. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

     The Company completed an initial public offering of 1,963,975 shares of Common Stock in July 1996 and a secondary public offering of 1,881,066 shares of Common Stock in February, 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

     Quarterly high and low stock prices are as follows:

             Quarter Ended                                  High        Low
             -------------                                  ----        ---

December 31, 1997                                         $  17     $  13 1/8
September 30, 1997                                          17 1/8       13
June 30, 1997                                               14 1/2        9
March 31, 1997                                               19        13 1/2

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated statement of operations data set forth below for the years ended December 31, 1997, 1996 and 1995, except for the components of net sales as well as the balance sheet data as of December 31, 1997, are derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data set forth below for the years ended December 31, 1994 and 1993, except for the components of net sales, are derived from audited financial statements of the Company not included in this Report on Form 10-K. The historical financial information for the periods presented are not necessarily indicative of the results which may be realized in the future. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

                                                             Year Ended December 31,
                                             ________________________________________________________
                                             1993         1994         1995       1996         1997
                                             ----         ----         ----       ----         ----
                                                       (in thousands,  except per share data)
Statement of Operations Data(1):

Sales:
Instruments .............................   $  1,162    $  2,588    $  4,644    $  8,591    $  9,248
 Reagents  and  other ...................      1,519       3,339       5,969      15,538      22,905
                                            --------    --------    --------    --------    ---------
  Total net sales .......................      2,681       5,927      10,613      24,129      32,153
Cost  of  goods sold ....................      1,722       2,531       4,282      10,632      11,138
                                            --------    --------    --------    --------    ---------
 Gross profit ...........................        959       3,396       6,331      13,497      21,015
 Operating  expenses:
 Selling,  general and  administrative ..      4,067       6,899       7,435      11,206      16,953
 Research and development ...............      2,100       1,926       2,239       2,749       3,050
 Nonrecurring  expenses .................       --          --          --        10,262       1,656
 Amortization  of acquisition  costs ....       --          --          --           424         509
                                            --------    --------    --------    --------    ---------
Loss from operations ....................     (5,208)     (5,429)     (3,343)    (11,144)     (1,153)
Other income  (expense) .................        229          59          74        (137)         781
                                            --------    --------    --------    --------    ---------
Net loss ................................   $ (4,979)   $ (5,370)   $ (3,269)   $(11,281)   $   (372)
                                            ========    ========    ========    ========    ========

Per share data(2):
Net loss per share, as adjusted,
  basic and diluted .....................   $   (.79)   $   (.80)   $   (.43)   $  (1.22)   $   (.03)
                                            ========    ========    ========    ========    ========
Shares used in computing net loss per
 share, as  adjusted ....................      6,308       6,725       7,571       9,243      12,778
                                            ========    ========    ========    ========    ========


                                                          December 31, 1997
                                                      -------------------------
                                                          (in thousands)
Balance Sheet Data:
Cash, cash  equivalents and short-term  investments .        $ 18,902
Long-term  debt  .  . . . . . . . . . . . . . . . . .              471
Working  capital  . . . . . . . . . . . . . . . . . .           28,714
Total  assets  .  . . . . . . . . . . . . . . . . . .           48,352
Accumulated  deficit  .  .  . . . . . . . . . . . . .         ( 33,782)
Total  stockholders'  equity  . . . . . . . . . . . .           42,403


(1) See Note 12 to Consolidated Financial Statements in Form 10-K attached for information regarding the Acquistion of BioTek Solutions, Inc.

(2) See Note 1 to Consolidated Financial Statements in Form 10-K attached for information concerning the computation of net loss per share, as adjusted.

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

     Ventana's strategy regarding BioTek is to continue to integrate the operations of BioTek into the Ventana business model, in which manufacturing, sales and marketing activities are performed by Company employees. The Company completed in 1997 the conversion of BioTek's reagent manufacturing activities to the process used by Ventana in which basic raw materials are used and important value-added steps are performed internally. The Company believes that in the near term it will be more cost effective to continue sourcing batch processing instruments from third-party manufacturers. The Company has manufacturing agreements with Kollsman for production of the TechMate 500 instrument and with LJL for production the TechMate 250 instrument. The Company and CMS agreed to terminate in October 1997 the United States distribution agreement between BioTek and CMS. The international distribution agreement with DAKO expires in December 1999.

     The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and the Company's qualified reagent installed base program ("QRIB"). In a QRIB, the Company provides the customer with the use of an instrument for a period up to six months provided the customer purchases a minimum of $3,000 in consumables. At the end of the six month period, the customer must elect to purchase, rent or return the system. For QRIB placements, the Company incurs the cost of manufacturing or procuring instruments and recognizes revenues only at the time of the instrument is either sold or rented rather than at the time of instrument placement. The manufacturing cost of instruments placed through QRIBs or rentals is charged to cost of goods sold by depreciating standard costs over a period of four years.

     From its inception in 1985 through December 31, 1997, Ventana incurred aggregate net losses of $33.8 million, including $10.3 million related to the expensing of in-process research and development and integration costs associated with the acquisition of BioTek. Similarly, BioTek incurred $18.2 million in losses from operations from its inception in October 1990 through acquisition by Ventana. Although the Company achieved an operating profit in three quarters of 1997, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

     The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents which begin and typically are recurring once an instrument is placed. The Company's operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments rented. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end-users. The Company's instrument installed base includes instruments shipped to DAKO and recognized as sales. Furthermore, due both to the Company's increased sales focus on smaller hospitals and laboratories and the relatively high reagent sales growth rates in recent fiscal periods, the rate of growth in reagent sales in future periods is likely to be below that experienced during the past several fiscal periods. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with respect to regulatory matters, availability and cost of raw materials purchased from suppliers, competitive pricing pressures, increased sales and marketing expenses associated with the implementation of the Company's market expansion strategies for its instruments and reagent products, and increased research and development expenditures. Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority systems, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. Such increased competition in reagent supply could also adversely affect sales of reagents to batch processing instrument customers since those instruments do not require the use of the Company's reagents. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generations of products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of a higher level of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.

     Total net sales grew from $2.7 million in 1993 to $32.2 million in 1997, a compound annual growth rate of 86%. Instrument sales grew from $1.2 million in 1993 to $9.2 million in 1997, a compound annual growth rate of 68%. Reagent sales increased from $1.5 million in 1993 to $22.9 million in 1997, a compound annual growth rate of 97%. The growth in revenues is primarily attributable to the growth in (i) instrument placements and (ii) the instrument installed base and the associated corresponding increase in the aggregate recurring reagent revenue stream. The Company's installed base of instruments increased from 74 at December 31, 1993 to 801 at December 31, 1996 and to 1,199 at December 31, 1997. Instrument placements have increased in every year, from 56 in 1993 to 265 in 1996 and 398 in 1997.

     Gross margin increased from 36% in 1993 to 56% in 1996 and 65% in 1997 as both instrument and reagent gross margins increased. Gross margin increased due to higher level of revenues available to cover fixed costs and to economies of scale and efficiencies in purchasing and manufacturing activities. Research and development and selling, general and administrative expenses were maintained at levels that anticipated a higher level of revenues in the future, which resulted in operating losses in each year between 1993 and 1996. The nonrecurring expenses related to the litigation against BioTek of $1.7 million was the primary reason for the Company experiencing an operating loss in 1997.

Results of Operations

Years Ended December 31, 1997, 1996 and 1995

     Ventana acquired BioTek on February 26, 1996. Consequently, approximately 10 months of BioTek operations are included in the results of operations for the year ended December 31, 1996.

     Net Sales. Presented below is a summary of net sales for each of the three years ended December 31, 1997, 1996 and 1995.

                                            Year Ended December 31,
                     ------------------------------------------------------------------
                            1995                    1996                   1997
                     -------------------     -------------------    -------------------
                        $     % of Sales        $     % of Sales       $     % of Sales
                     -------  ----------     -------  ----------    -------  ----------
                                            (dollars in thousands)
Sales Summary:

Instruments          $ 4,644        44%      $ 8,591        36%     $ 9,248        29%
Reagents and other     5,969        56%       15,538        64%      22,905        71%
                     -------      -----      -------      -----     -------     ------
   Total net sales   $10,613       100%      $24,129       100%     $32,153       100%
                     =======      =====      =======      =====     =======     ======

     Net sales for the year ended December 31, 1997 increased by 33% to $32.2 million from $24.1 million for the year ended December 31, 1996. Net sales for the year ended December 31, 1996 increased by 127% to $24.1 million from $10.6 million for the year ended December 31, 1995. The increases in net sales were attributable to increases in instrument sales as well as increases in reagent sales. Instrument sales increased over the prior year by 8% in 1997 and 85% in 1996, respectively. Reagent sales increased over the prior year by 47% in 1997 and 160% in 1996, respectively.

     Instrument sales in 1997 increased due to a 40% increase in unit volume, which was partly attributable to the fact that BioTek's TechMate instruments were sold throughout 1997, but only for 10 months in 1996. In fact, sales of TechMate 250's to DAKO increased more than 100% year-to-year. However, this volume increase was partially offset by the relatively low unit prices received from DAKO and slightly lower prices for patient priority systems. Instrument sales in 1996 increased due to increased unit volume and the introduction of the gen II ISH instrument and $3.2 million of instrument sales resulting from the acquisition of BioTek. Instrument sales in 1995 were positively impacted by the high selling prices associated with the gen II instrument placements.

     Reagent and other sales in 1997 increased due to sales of reagents to new customers from new instruments placed during the year, increased sales to existing customers and increased reagent sales and royalties generated from BioTek products. In 1996, reagent and other sales increased for much the same reasons but also as a result of higher average unit prices. In 1995, reagent sales increased from the prior year, but at a lesser rate, since BioTek revenue did not benefit the Company until March 1996. There was no royalty revenue in 1995.

     The portion of the Company's sales generated by its European subsidiaries increased to about 10% in the year ended December 31, 1997 from about 8% in the year ended December 31, 1996, which was, in turn, a decrease from about 9% in the year ended December 31, 1995. The increase in the proportion of sales generated in Europe in 1997 was attributable to major investments in European infrastructure. See discussion on selling, general and administrative expenses below. The decrease in this percentage in 1996 was caused by high growth in North

America at the same time the Company was financially unable to invest rapidly in Europe until completion of its initial public offering in July 1996. The Company has also begun to build an infrastructure in Japan, but had no direct sales in that country through December 31, 1997.

     Gross Margin. Gross profit for the year ended December 31, 1997 increased to $21.0 million from $13.5 million in the year ended December 31, 1996 and $6.3 million in the year ended December 31, 1995. Gross margin was 65% in 1997 as compared to 56% in 1996 and 60% in 1995. The increase in gross margin from 1996 to 1997 was primarily due to the introduction in August 1997 of the NexES instrument, which has a lower manufacturing cost than the ES and due to higher margins on reagents due to the implementation of aggressive cost reduction programs and the integration of BioTek reagent manufacturing process into the Ventana model. The decline in gross margins from 1995 to 1996 was primarily due to the inclusion of 10 months of BioTek's operations which had lower overall margins. BioTek experienced lower gross margins than Ventana on a stand-alone basis because of BioTek's (i) use of third-party distributors, (ii) lower value-added reagent manufacturing strategy and (iii) lower reagent volumes and pricing due to the open configuration of BioTek's instruments. The decline in gross margin caused by these factors was partially offset by increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing and reagent manufacturing into Ventana's Tucson, Arizona manufacturing operations. Instrument gross margins declined slightly during 1996 as a result of the addition of the lower gross margin sales of TechMate instruments. Reagent gross margins in 1995 increased compared to 1994 because the Company (i) discontinued its primary antibody promotional programs, (ii) obtained lower material prices from higher purchasing volumes and (iii) achieved improvements in manufacturing efficiencies. Reagent gross margins for 1996 declined slightly.

     Research and Development. Research and development expense in the year ended December 31, 1997 increased to $3.1 million from $2.7 million in the year ended December 31, 1996 and $2.2 million in the year ended December 31, 1995. Research and development expenses for 1997 related primarily to the development of new reagents and instruments, including the NexES instrument and new prognostic markers. Research and development expense in 1996 and 1995 related primarily to the development of new reagents and instruments, including the NexES instrument, the new gen II instrument and development of additional primary antibodies.

     Selling, General and Administrative. Presented below is a summary of the components of SG&A expense and their respective percentages of net sales during the years ended December 31, 1997, 1996 and 1995.

                                            Year Ended December 31,
                     ------------------------------------------------------------------
                            1995                    1996                   1997
                     -------------------     -------------------    -------------------
                        $     % of Sales        $     % of Sales       $     % of Sales
                     -------  ----------     -------  ----------    -------  ----------
                                            (dollars in thousands)
SG&A Summary:
Sales and marketing  $ 5,674        53%      $ 8,387        35%     $12,409       39%
Administration         1,761        17%        2,819        11%       4,544       14%
                     -------      -----      -------      -----     -------     -----


      Total SG&A     $ 7,435        70%      $11,206        46%     $16,953       53%
                     =======      =====      =======      =====     =======     =====

     SG&A expense in the year ended December 31, 1997 increased to $17.0 million from $11.2 million in the year ended December 31, 1996 and $7.4 million in the year ended December 31, 1995. SG&A expense as a percentage of net sales was 53% of net sales in 1997, which was an increase from 46% of net sales in 1996 and a decrease from 70% of net sales in 1995. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's internal sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base and ongoing clinical practice standardization programs. The growth in sales and marketing expense is the result of the decision by the Company to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and in 1996 expenses associated with ongoing support activities resulting from the BioTek acquisition. The increase in administrative expense is associated with the Company's regulatory strategy and costs associated with supporting an expanding business base, particularly in Europe and Japan.

Income Taxes

     Ventana and BioTek have neither provided for nor paid any federal income taxes since their respective inceptions because neither company generated taxable income in any fiscal year. At December 31, 1997, Ventana had net operating loss carryforwards for federal and state purposes of approximately $13.6 and $9.8 million, respectively. These federal and state carryforwards will begin to expire in 1998, if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $1.0 million which will begin to expire in 2005, if not previously utilized. Utilization of Ventana's net operating loss carryforwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended (the "Code") as a result of the Company's prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards. Due to the losses incurred by Ventana since inception, deferred tax assets of approximately $10.3 million at December 31, 1997, related to these carryforwards, credits and temporary differences, have been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

Quarterly Consolidated Results of Operations

     The following table contains summary unaudited quarterly consolidated statements of operations data for the four quarters ended December 31, 1997. Management has prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations contained in this Report on Form 10-K. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                    Summary Quarterly Condensed Consolidated
                                 Financial Data

                                                               1997
                                           -------------------------------------------
                                            First        Second      Third      Fourth
                                            Quarter      Quarter     Quarter    Quarter
                                           --------    ---------    ---------  --------
                                              (in thousands, except per share data)

Statement of Operations Data:
Sales
   Instruments .........................   $  1,971    $  1,919       2,142      3,216
   Reagents and other ..................      4,987       5,534       5,872      6,512
                                           --------    --------    --------   --------
   Total net sales .....................      6,958       7,453       8,014      9,728
Cost of goods sold .....................      2,701       2,780       2,511      3,146
                                           --------    --------    --------   --------
Gross profit ...........................      4,257       4,673       5,503      6,582
Operating expenses:
   Selling,  general and  administrative      3,378       3,630       4,555      5,390

   Research and development ............        729         714         702        905
Nonrecurring expenses ..................         --       1,656          --         --
Amortization of intangibles ............        127         127         128        127
                                           --------    --------    --------   --------
Income (loss) from operations ..........         23      (1,454)        118        160
Interest income (expense) ..............        186          76          (5)       524

Net income (loss)                          $    209    $ (1,378)   $    113   $    684
                                           ========    ========    ========   ========
Net  income  (loss)  per share (1),  as
 adjusted,
   Basic and diluted ..................    $    .02    $   (.11)   $    .01   $    .05
                                           ========    ========    ========   ========
Shares  used  in  computing  net  income
(loss) per share, as adjusted, (1) .....     12,924      12,924      13,989     14,176
                                           ========    ========    ========   ========

(1) See Note to Consolidated Financial Statements in Form 10-K attached for information concerning the computation of net income (loss) per shares, as adjusted.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $33.8 million as of December 31, 1997. The Company has funded its operations primarily through the private placement of approximately $31.6 million in equity and debt securities, its July 1996 initial public offering which resulted in net proceeds to the Company of $17.0 million (after giving effect to the partial exercise of the underwriter's over-allotment option) and its February 1997 follow-on offering which resulted in net proceeds to the Company of $26.1 million (after giving effect to the partial exercise of the underwriter's over-allotment option). As of December 31, 1997 the Company's principal source of liquidity consisted of cash and cash equivalents of $18.9 million and borrowing capacity under its $2.75 million bank revolving line of credit. As of December 31, 1997, approximately $1.4 million of this revolving line of credit had been utilized for letters of credit to facilitate certain contract manufacturing arrangements for the production of TechMate 500 instruments and to secure the judgement against BioTek, pending appeal, leaving a revolving credit availability of approximately $1.3 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate. The Company is currently negotiating a new revolving line of credit in the amount of $5 million with sublimits available to its foreign subsidiaries.

     During the period from March through May 1996, the Company raised $5.1 million through the private placement of subordinated notes ("Ventana Notes"). In connection with the issuance of the Ventana Notes, the Company issued warrants to purchase an aggregate of 887,740 shares of Common Stock of the Company at an exercise price of $5.82 per share. The proceeds of the Ventana Notes were used to fund the cash portion of the BioTek acquisition consideration and to provide working capital. Additionally, in connection with the acquisition of BioTek, Ventana issued an aggregate of $12.0 million in exchange notes (collectively, the "Exchange Notes") to the holders of outstanding indebtedness of BioTek. The Exchange Notes bore interest at the rate of 7% per annum, with interest forgiven if the Exchange Notes were repaid in full prior to February 26, 1997. The Exchange Notes provided each holder with the opportunity, during a 30-day period, to convert Exchange Notes into shares of Ventana Common Stock at a conversion price of $13.53 per share. Upon expiration of the conversion period, an aggregate of $3.0 million in principal amount of Exchange Notes were converted into 222,973 shares of Common Stock and an aggregate of $9.0 million of Exchange Notes remained outstanding. In September 1996, the Company offered to pay an aggregate of $4.0 million of Exchange Notes and Ventana Notes at 90.5% of the principal amount of such notes. On October 18, 1996, the Company repaid $3.7 million of Exchange Notes and Ventana Notes at a discounted amount of $3.4 million. All notes tendered for repayment were repaid on the foregoing terms. Following such repayment, the aggregate outstanding principal amount of Exchange Notes and Ventana Notes was $10.3 million.

     On February 18, 1997, the Company closed a secondary offering of its Common Stock in which it sold 1,881,066 shares of its Common Stock to the public with net proceeds of $26.1 million received by the Company. On February 19, 1997, the Company repaid $10.3 million in principal of outstanding Exchange Notes and Ventana Notes out of the proceeds of its Secondary Offering. All of the outstanding Promissory Notes issued in connection with its acquisition of BioTek on February 26, 1996 were thereby repaid in accordance with the provisions of the Note Agreements which provided that repayment could be made prior to February 26, 1997 with no interest due and payable thereon. Accrued interest of $0.6 million was reversed into income in February 1997.

     During the year ended December 31, 1997, the Company used for operations and investing activities approximately $4.5 million in cash versus $16.1 million for the year ended December 31, 1996.

     In connection with BioTek's agreement with DAKO, DAKO made two loans secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. In September 1996, BioTek and DAKO entered into the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. The prepayments do not bear interest. The secured loans and prepayments are recorded as long term debt in the Company's Consolidated Financial Statements. Pursuant to the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. At December 31, 1997, the net aggregate outstanding balance of the secured loans and prepayments was $0.5 million.

Upon termination of the distribution agreement or in the event of a default by BioTek under the distribution agreement, these loans may be converted to fixed term loans that will be due and payable in 12 equal quarterly installments commencing upon such event.

     The Company believes that the proceeds of its secondary offering, together with its existing capital resources, cash generated from product sales and available borrowing capacity under bank credit facilities will be sufficient to satisfy its working capital requirements for at least the next 18 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales, QRIBs or Rentals, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.

Foreign Exchange Risk

     The Company does not currently hedge against foreign currency fluctuations. As a result, to the extent local currency revenues and expenses in the Company's foreign subsidiaries are translated into U.S. dollars at differing rates over time, the Company may experience fluctuations in its operating results. In addition, to the extent that the Company's European subsidiaries have receivables and liabilities in non-local currencies, unrealized gains and losses may be recorded in other income (expense) as a result of currency rate fluctuations.

Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have significant effect on the Company's reported segments.

Readiness for the Year 2000

     The Company has developed a plan to modify its information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by the second quarter of 1998. The cost of this project will be immaterial and the Company does not expect it to have a significant effect on operations. In addition, the Company will continue to implement systems with strategic value and expects to implement a major upgrade of all management information systems by early 1999.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         [Not Applicable]

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1997:


Name                        Age   Position
----                        ---   --------
Jack W. Schuler (1) (III)    57   Chairman of the Board of Directors
Henry T. Pietraszek (I)      51   President, Chief Executive Officer and Director
Michael K. Cusack            40   Vice President, International
Carl Kunkleman               38   Vice President, Sales
Brian J. McGraw              37   Vice President, Engineering
Johnny D. Powers, Ph.D.      36   Vice President, Operations
Bernard O. C. Questier       44   Vice President, European Operations
Russell Richerson, Ph.D.     46   Vice President, Research & Development
Pierre H. Sice               54   Vice President,  Chief Financial &
                                   Administrative Officer and Secretary
Tamaki Tateiwa               58   Vice President, Japan Operations
Stephen A. Tillson, Ph.D.    57   Vice President,  Scientific Affairs and Quality Assurance
Rex J. Bates (2) (II)        74   Director
R. James Danehy (3)  (III)   52   Director
Edward M. Giles (1) (II)     62   Director
Thomas M. Grogan, M.D. (III) 52   Director
John Patience (2)(III)       50   Director
James R. Weersing(1)(2) (I)  58   Director



----------------
(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

(3)  Resigned on January 26, 1998

(I)  Class I director.

(II) Class II director.

(III)Class III director.

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

     Mr. Pietraszek became President, Chief Executive Officer and a director in March 1997. Prior to joining the Company, Mr. Pietraszek served as President and Chief Executive Officer of Biostar, Inc., a medical diagnostic company. From 1975 to 1994, Mr. Pietraszek held a variety of executive positions at Abbott Laboratories and Takeda Chemical Industries. From 1982 to 1986, he served as President of Dainabot K.K., a joint venture between

Abbott and Dainippon Pharmaceutical Company of Japan and from 1980 to 1982 he was Vice President of Field Service Operations for Abbott's Diagnostic Division. He is a director of Specialty Laboratories. Mr. Pietraszek received a B.S. in Marketing from Gannon University.

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

     Mr. Kunkleman joined Ventana as Vice President of Sales in June 1997. From April 1990 to June 1997 Mr. Kunkleman held various sales and marketing positions at TAP Pharmaceuticals, a joint venture between Abbott Laboratories and Takeda Chemical. Mr. Kunkleman received a B.S. in Marketing from the University of Maryland.

     Mr. McGraw has served as Vice President of Engineering since April 1997. Prior to that, Mr. McGraw had been Director of Engineering since December 1994 and a Senior Engineer when he joined Ventana in 1991. From July 1997 until August 1991, Mr. McGraw held various management and system design positions in Abbott Laboratories' Diagnostics Division. Mr. McGraw received a B.S. in Mechanical Engineering from West Virginia University.

     Dr. Powers joined Ventana as Vice President of Operations in November 1996. From June 1990 until joining Ventana, Dr. Powers held various management positions with Organon Teknika Corporation, a medical diagnostic company, serving most recently as Director of Manufacturing Technologies. Dr. Powers holds a Ph.D. in Chemical Engineering from North Carolina State University, an M.S. in Chemical Engineering from Clemson University, an M.B.A. from Duke University and a B.A. in Chemistry from Wake Forest University.

     Mr. Questier has served as Vice President of European Operations of Ventana since February 1996. From October 1990 until joining Ventana in October 1995, Mr. Questier held a number of management positions in E.I. DuPont de Nemours, most recently as Business Manager for NEN Life Science Products in Europe. Mr. Questier received a degree in Chemical Engineering from the Technical Institute in Oostende, Belgium.

     Dr. Richerson joined Ventana as Vice President, Research and Development in June 1997. From 1986 until joining Ventana, Dr. Richerson held various research and management positions with Abbott Laboratories' Diagnostics Division, most recently as the Director of the AxSym Product Development and as the Director of Probe Development. Dr. Richerson holds a Ph.D. in Biochemistry from the
University of Texas at Austin and a B.S. in Medical Technology from Louisiana State University.

     Mr. Sice joined Ventana as Vice President, Chief Financial Officer and Chief Administrative Officer in March 1997. Mr. Sice was Executive Vice President and Chief Financial Officer from 1994 until 1997, and Vice President and Chief Financial Officer from 1988 until 1994 at SensorMedics Corporation, a medical device company. From 1986 until 1988 Mr. Sice served as Senior Vice President and Chief Financial Officer of Dataline Service Company. From 1978 until 1986 Mr. Sice was employed at MAI Basic Four Inc. in various financial management capacities. Mr. Sice received a B.S. in Mechanical Engineering from Illinois Institute of Technology and a M.B.A. from the University of Michigan.

     Mr. Tateiwa has served as President of Ventana's wholly owned subsidiary in Japan. Ventana Medical Systems Japan K.K. in Tokyo, since August 1997. From 1977 to 1997, Mr. Tateiwa held various management positions with Dainabot K.K. Mr. Tateiwa received a B.S. in Engineering from the University of Electro-Communications in Japan.

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

     Mr. Danehy served as President and Chief Executive Officer of Ventana from September 1994 until February 1997 and served as a director of Ventana from September 1994 until his resignation on January 26, 1998. From June 1994 to September 1994, Mr. Danehy served as a consultant to the Company. From November 1993 to June 1994, Mr. Danehy served as an interim Chief Executive Officer and consultant for BioStar Diagnostics, where he also served as a director from January 1994 to March 1995. Mr. Danehy received a B.S. in Chemistry from St. Joseph's College and an M.B.A. from Loyola University of Chicago.

     Mr. Giles has served as a director of Ventana since September 1992. Mr. Giles has served as Chairman of The Vertical Group, Inc., a venture capital investment firm, since January 1989. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a director of McWhorter Technologies, Inc. and Synthetech, Inc. Mr. Giles received a B.S.Ch.E. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.

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

Board of Directors

     As of December 31, 1997, the Company had eight directors. The Company's Bylaws authorize the Company to have a board of 10 directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected. The Company's certificate of incorporation and Bylaws, however, provide that the Board of Directors is divided into three classes. Each class consists of three or four directors. The terms of office of class I, class II and class IIII directors expire at the Company's 2000, 1998 and 1999 annual meetings of stockholders, respectively. At each annual meeting of stockholders at which the term of office of a particular class of directors first expires, the persons elected to the board positions represented by such class of directors will be elected to serve from the time of election until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes of directors so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of the Company. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company. The Company does not pay cash compensation to directors for serving in that capacity, although the Company does reimburse directors for expenses incurred in attending Board of Directors meetings. The Board of Directors has, among other committees, a Compensation Committee that makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company and an Audit Committee that reviews the results and scope of the audit and other services provided by the Company's independent auditors.


Item 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers paid for services rendered in all capacities to the Company during the years ended December 31, 1995, December 31, 1996 and December 31, 1997 (collectively, the "Named Executive Officers").

                           Summary Compensation Table


                                                                                  Long-Term
                                                                                 Compensation
                                                                                    Awards
                                                                         -----------------------------
                                               Annual Compensation        Restricted     Securities        All Other
                                               -------------------           Stock       Underlying         Annual
Name and Principal Position        Year     Salary($)       Bonus($)       Awards($)       Options      Compensation($)
---------------------------        ----     ---------       --------       ---------       -------      ---------------

Henry T. Pietraszek                1997       167,942          --               --         350,000              707(1)
 President and Chief Executive     1996          --            --               --            --               --
 Officer                           1995          --            --               --            --               --

Bernard O. C. Questier(3)          1997       150,000          --               --          10,000            8,800(2)
 Vice President, European          1996       137,500         7,500(4)          --            --              8,067(2)
 Operations                        1995          --            --                           36,956           57,200(5)

Pierre H. Sice                     1997       122,963                           --          55,000            8,264(1)
 Vice President, Finance and Chief 1996          --            --               --            --               --
 Financial Officer and Secretary   1995          --            --               --            --               --

Johnny D. Powers,  Ph.D            1997       118,375          --               --          15,000             --
 Vice President, Operations        1996        16,154        15,000(6)          --          35,000           23,872(1)
                                   1995          --            --               --            --               --

Michael K. Cusack                  1997       102,268          --               --           7,000             --
 Vice President, International     1996       100,130          --               --            --               --
                                   1995       100,054

----------------

(1)  Relocation Expense

(2)  Automobile allowance

(3) Mr. Questier signed an employment contract with the Company in October of 1995 and began working at the Company in February 1996. His annual compensation is set at $150,000 and his salary is fixed to the French Franc to protect against currency fluctuations should the United States Dollar depreciate relative to the French Franc; however, if the United States Dollar appreciates relative to the French Franc, Mr. Questier's salary shall remain unchanged.

(4) Mr. Questier received a one-time nonrecurring $7,500 bonus in 1996 for signing his employment contract in October of 1995 and meeting certain other conditions.

(5) Consists of relocation expenses of $55,000 associated with Mr. Questier's move from Germany to France, and a $2,200 automobile allowance.

(6) Mr. Powers was offered a sign-on bonus of $15,000 in connection with his joining the company.

Stock Option Information

         The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the year ended December 31, 1997.

                           Option Grants in Last Year

                                      Individual Grants
                      -----------------------------------------------     Potential Realizable
                                                                          Value at Assumed
                      Number of                                          Annual Rates of Stock
                      Securities   % of Total    Exercise                 Price Appreciation
                      Underlying     Options     or Base                   for Option Term(4)
                       Options       Granted      Price     Expiration  -------------------------
Name                  Granted(1)   In 1997(2)   ($/Sh)(3)      Date         5%($)       10%($)
----                  ----------  ----------    ---------      ----         -----       ------

Henry T. Pietraszek     350,000      24.4%       $12.25       4/18/07    $2,696,386   $6,833,171
Bernard O. C. Questier   10,000       0.7%       $12.25       4/18/07    $   77,040   $  195,233
Pierre H. Sice           55,000       3.8%       $12.25       4/18/07    $  423,718   $1,073,784
Johnny D. Powers, Ph.D.  15,000       1.0%       $12.25       4/18/07    $  115,559   $  292,850
Michael K. Cusack         7,000       0.5%       $12.25       4/18/07    $   53,928   $  136,663

-----------------

(1) Options were granted under the Company's 1988 Stock Option Plan and under the Company's 1996 Stock Option Plan. These generally vest over four years from the date of grant, except the options granted to Mr. Pietraszek which vest over seven years.

(2) Based on an aggregate of 1,436,460 options granted by the Company in the year ended December 31, 1997 under the Company's stock option plans to all employees of and consultants to the Company, including the Named Executive Officers.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant.

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

Aggregated Option Exercises in Last Year and Year-End Option Values

         The following table sets forth, for each of the Named Executive Officers, the shares acquired and the value realized on exercises of stock options during the year ended December 31, 1997 and the year-end number and value of exercisable and unexercisable options.


                                                      Number of Securities
                                                           Underlying                 Value of Unexercised
                          Shares                       Unexercised Options            In-the-Money Options
                         Acquired                     at December 31, 1997          at December 31, 1997(1)
                            on        Value     --------------------------------------------------------------
 Name                   Exercise(#) Realized($)   Exercisable   Unexercisable   Exercisable     Unexercisable
 ----                   ----------  -----------   -----------   -------------   -----------     -------------

 Henry T. Pietraszek       --           --            --            350,000          --           1,050,000
 Bernard O.C. Questier     --           --          20,019           26,938        288,498          274,097
 Pierre H. Sice            --           --            --             55,000          --             165,000
 Johnny D. Powers, Ph.D.   --           --          10,209           39,791          --              45,000
 Michael K. Cusack         --           --          10,471           13,159        150,900          109,759
-----------------


(1) The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options, which ranges from $0.84 per share to $17.00 per share, and the fair market value for the Company's Common Stock of $15.25 per share as of December 31, 1997, which was the closing price of the Company's Common Stock on December 31, 1997.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors consists of Jack W. Schuler, Edward M. Giles and James R. Weersing. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for employees of and consultants to the Company, except that the Compensation Committee has full power and authority to grant stock options to the Company's executive officers under the Company's 1988 Stock Option Plan and the Company's 1996 Stock Option Plan.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of December 31, 1997 for (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

                                                       Shares Beneficially
     Certain Executive Officers,                           Owned as of
     Directors and  5% Stockholders                  December 31, 1997(1)(2)
     -------------------------------                -----------------------
                                                         Number     Percent
                                                         ------     -------

J. P. Morgan & Co. Inc.
  60 Wall Street
  New  York, NY 10015 ..............................   1,790,300      13.5%

Entities affiliated with Marquette
  Venture Partners(3)
  520 Lake Cook Rd., Suite 450 .....................   1,251,903       9.5%

MBW Venture Partners, L.P.(4)
  James R. Weersing
  365 South Street
  Morristown,  NJ 07960 ............................   1,442,349      10.8%

State Farm Mutual Automobile
  Insurance Company(5)
  One State Farm Plaza
  Bloomington, IL 61701 ............................     887,173       6.6%

Jack W. Schuler(6) .................................     972,440       7.3%

Henry T. Pietraszek ................................      71,500        *

Michael K. Cusack(7) ...............................      28,810        *

Johnny D. Powers, Ph.D.(8) .........................      11,667        *

Bernard O.C. Questier(9) ...........................      23,153        *

Pierre Sice ........................................           0        *

Rex J. Bates(10) ...................................      36,735        *

R. James Danehy ....................................     151,224       1.1%

Edward M. Giles(11) ................................     260,014       2.0%

Thomas M. Grogan, M.D.(12) .........................     170,063       1.3%

John  Patience(13) .................................     297,589       2.2%

James R. Weersing(4)(14) ...........................   1,458,439      10.9%


All directors and executive officers as
a group (17 persons) ...............................   3,527,531      25.6%


-----------------

*    Less than 1%.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) Applicable percentage of ownership is based on 13,247,226 shares of Common Stock outstanding as of December 31, 1997 together with shares issuable pursuant to applicable options and warrants of such stockholder which may be exercised within 60 days after December 31, 1997. Shares of Common Stock subject to options and/or warrants currently exercisable or exercisable within 60 days after December 31, 1997 are deemed outstanding for computing the percentage ownership of the person holding such options and/or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 872,795 shares beneficially owned by Marquette Venture Partners, L.P.; 247,218 shares beneficially owned by Marquette Venture Partners II, L.P.; and 131,890 shares beneficially owned by MVP II Affiliate Fund, L.P.

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

(6) Includes 118,917 shares issuable upon the exercise of warrants and 5,583 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997 held by Mr. Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tanya Eva Schuler; 73,513 shares beneficially owned by Mr. Schuler, as custodian for Therese Heidi Schuler; and 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tino Hans Schuler; 10,000 shares beneficially owned by The Schuler Family Foundation; and 1,250 shares owned by Mrs. Schuler.

(7) Includes 11,703 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997 held by Mr. Cusack.

(8) Includes 11,667 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997 held by Dr. Powers.

(9) Includes 21,559 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997 held by Mr. Questier.

(10) Includes 11,173 shares issuable upon the exercise of warrants and 5,583 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997 held by Mr. Bates.

(11) Includes 230,903 shares beneficially owned by Vertical Fund Associates, L.P. Also includes 5,583 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997, held by Edward M. Giles. Also includes 18,372 shares beneficially owned by Edward M. Giles IRA plus 5,156 shares issuable upon the exercise of warrants held by Edward M. Giles IRA. Mr. Giles, a director of the Company, is Chairman of The Vertical Group, Inc. Mr. Giles disclaims beneficial ownership of the shares beneficially owned by such entities affiliated with The Vertical Group, Inc., except to the extent of his partnership interest therein.


(12) Includes 9,612 shares beneficially owned by Andrew Grogan and 10,612 shares beneficially owned by Emily Grogan including 7,710 shares beneficially owned by C. Ovens, Inc. (of which 459 shares are issuable upon the exercise of warrants held by C. Ovens, Inc.); and 26,008 shares issuable upon exercise of options exercisable within 60 days of December 31, 1997 held by Dr. Grogan.

(13) Includes 96,689 shares issuable upon the exercise of warrants and 5,583 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997, held by Mr. Patience as well as 4,800 shares held in the name of Mrs. Patience.

(14) Includes 6,209 shares beneficially owned by James R. Weersing and Mary H. Weersing, Trustees of the Weersing Family Trust U/D/T dated April 24, 1991. Also includes 4,298 shares issuable upon the exercise of warrants and 5,583 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1997, held by Mr. Weersing.

Item 13.  CERTAIN TRANSACTIONS

     In April and May 1996, the Company sold an aggregate of 646,664 shares of Common Stock to Jack Schuler, the Company's Chairman, John Patience, a director of the Company, and venture capital funds affiliated with Marquette Venture Partners ("Marquette"), a principal stockholder of the Company, at a purchase price of $1.62 per share. Messrs. Schuler and Patience paid the purchase price for their shares 10% in cash and 90% through a full recourse promissory note secured by the underlying shares of Common Stock. Marquette paid the purchase price for their shares in cash. These stock purchases were approved by the Company's Board of Directors in principle in January 1996 and the specific terms of the stock purchases were approved by the Board of Directors on February 23, 1996. The purchase price of $1.62 per share was determined by the Board of Directors of the Company in January 1996 and equals the fair market value of Company's Common Stock as of such date, as determined by the board. Messrs. Schuler and Patience were provided with the opportunity to purchase these shares in connection with (i) their efforts and assistance in completing the acquisition of BioTek Solutions, Inc. and assisting management with the integration of the companies, (ii) Mr. Schuler's decision to serve as Chairman of the Board of Directors and (iii) Mr. Schuler's and Mr. Patience's devotion of a significant portion of their work time to the Company's business. In February 1998, Messrs. Schuler and Patience each fully paid the promissory notes issued in connection with their purchase of the shares.

     On November 13, 1997, the Company's Board of Directors unanimously approved, with Messrs. Patience and Schuler abstaining, a renewal of the foregoing arrangement. Under this arrangement, Messrs. Schuler and Patience each received options for 150,000 shares of Company Common Stock. These options were issued on the basis that Messrs. Patience and Schuler would devote a significant percentage of their work time to the Company's business and that Mr. Schuler would serve as Chairman of the Company's Board of Directors. The options vest on a cumulative monthly basis over 24 months commencing February 26, 1998 and have an exercise price of $12.625 per share, which is equal to the fair market value of the Company's Common Stock on the date of grant.

     In February 1997, the Company repaid certain outstanding notes issued in connection with the acquisition of BioTek Solutions, Inc. and a related financing transaction. These notes were originally issued between February and May 1996. Under the terms of the notes, no interest would be payable if the principal of the notes was repaid in full on or prior to February 26, 1997. The notes were repaid prior to such date, and, accordingly, no interest was paid on the notes. Holders of the notes included the following 5% stockholders, directors and entities affiliated with directors: MBW Venture Partners, L.P., Jack W. Schuler, certain entities with whom Edward M. Giles was affiliated, State Farm Mutual Automobile Insurance Company, John Patience, Rex Bates, James
R. Weersing, and Thomas M. Grogan, M.D.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10K

1. Financial Statements

     The following Financial Statements of Ventana Medical Systems, Inc. and Report of Ernst & Young LLP, Independent Auditors, are in this Form 10-K.


                                                                                       Page
                                                                                       ----
Ventana Medical Systems, Inc.
Report of Ernst & Young LLP, Independent Auditors                                       F-1
Audited Consolidated Financial Statements
  Consolidated  Balance Sheets as of December 31, 1996 and 1997                         F-2
  Consolidated Statements of Operations for the years ended December 31, 1995, 1996
   and 1997                                                                             F-3
  Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders'
  Equity (Deficit) for the years ended  December 31, 1995, 1996 and 1997                F-4
  Consolidated  Statements of Cash Flows for the years ended December 31, 1995, 1996
   and 1997                                                                             F-5
  Notes to Consolidated Financial Statements                                            F-6


2. Financial Statement Schedules

     No schedules have been filed herein, because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

3.   Exhibits


    Exhibit
     Number                                          Exhibits
     ------                                          --------

   3.1(i)(b)(1)   Restated Certificate of Incorporation of Registrant.
   3.1(ii)(b)(1)  Bylaws of Registrant.
   4.1(1)         Specimen Common Stock Certificate.
   10.1(a)(1)+    DAKO Distribution Agreement dated September 27, 1994.
   10.1(b)(1)+    First Amendment to DAKO Distribution Agreement dated March 24, 1995.
   10.1(c)(1)+    Further amendments to First Amendment to DAKO Distribution Agreement dated March 24, 1995.
   10.1(d)(2)++   Second amendment to DAKO Distribution Agreement dated September 25, 1996
   10.2(a)(1)     Kollsman Secured Promissory Note dated December 4, 1994.
   10.2(b)(1)     Development Secured Promissory Note dated March 24, 1995.
   10.3(1)+       Curtin Matheson Scientific, Inc. Distribution Agreement dated January 18, 1993.
   10.4(a)(1)     Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19, 1996--Tranche 1.
   10.4(b)(1)     Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19, 1996--Tranche 2.
   10.4(c)(1)     Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19, 1996 Tranche 3.
   10.5(a)(1)     Restricted Stock Purchase Agreement with John Patience dated April 19, 1996 Tranche 1.
   10.5(b)(1)     Restricted Stock Purchase Agreement with John Patience dated April 19, 1996 Tranche 2.
   10.6(1)        Form of Indemnification Agreement for directors and officers.
   10.7(a)(1)     1988 Stock Option Plan and forms of agreements thereunder.
   10.7(b)(1)     1996 Stock Option Plan and forms of agreements thereunder.
   10.8(a)(1)     1991 Employee Stock Purchase Plan.
   10.8(b)(1)     1996 Employee Stock Purchase Plan.
   10.8(c)(1)     1996 Directors Option Plan.
   10.9(1)        Questier Employment Agreement dated October 20, 1995.
   10.10(1)       Restated Investors Rights Agreement dated February 20, 1996.
   10.11(1)       Sublease of Premises between the Registrant and Jerry R. Jones &Associates, Inc., dated February 29,
                  1996, with attached Master Lease, dated October 26, 1988.
   10.12(1)       Master Lease Purchase Agreement between the Registrant and Copelco Leasing Corporation dated
                  April 13, 1994.
   10.13(a)(1)    Agreement and Plan of Reorganization dated January 19, 1996.
   10.13(b)(1)    Agreement and Plan of Merger dated February 26, 1996.



   10.13(c)(1)    Escrow Agreement dated February 26, 1996.
   10.14(a)(1)    Form of Stock Purchase Warrant to Purchase shares of Series D Preferred Stock.
   10.14(b)(1)    Form of Preferred Stock Purchase Warrant.
   10.14(c)(1)    MBW and Marquette Warrants dated August 21, 1992.
   10.15(a)(1)    Form of Convertible Unsecured Promissory Note.
   10.15(b)(1)    Form of Convertible Unsecured Promissory Note.
   10.17(1)+      Novocastra   Laboratories   Ltd.   Distribution  Agreement  dated August 19, 1992.
   10.18(1)+      LJL  BioSystems, Inc. Techmate 250 Production Agreement dated May 1, 1996.
   10.19(a)(1)    Silicon Valley Bank Loan and Security Agreement dated February 20, 1995.
   10.19(b)(1)    Amendment to Silicon Valley Bank Loan and Security Agreement dated March 28, 1996
   10.19(c)       Amendment to Silicon Valley Bank Loan and Security Agreement dated August 15, 1997
   11.1           Statement regarding computation of Per Share Earnings.
   13.1           The  Registrant's  Quarterly Report on Form 10-Q for the period ended September 30, 1997.
   21.1(1)        Subsidiaries of the Registrant.
   23.1           Consent of Ernst & Young LLP, Independent Auditors.
   27.1           Financial Data Schedule.



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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tucson, State of Arizona, on this 30th day of March, 1998.

                                                   VENTANA MEDICAL SYSTEMS, INC.


                                                    By: /s/ Pierre H. Sice
                                                       -------------------------
                                                       Pierre H. Sice
                                                       Vice President and
                                                       Chief Financial Officer


                                POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre H. Sice and Christopher D. Mitchell, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities indicated:

              Signature                                      Title                                    Date

  /s/ Henry Pietraszek                 President and Chief Executive Officer (Principal          March 30, 1998
  -----------------------                           Executive Officer)
  (Henry Pietraszek)
  /s/ Pierre H. Sice                   Vice President and Chief Financial Officer                March 30, 1998
  -----------------------               (Principal Financial and Accounting Officer)
  (Pierre H. Sice)
  /s/ Edward M. Giles                                Director                                    March 30, 1998
  -----------------------
  (Edward M. Giles)
  /s/ Thomas M. Grogan                               Director                                    March 30, 1998
  -----------------------
 (Thomas M. Grogan)
  /s/ John Patience                                  Director                                    March 30, 1998
  -----------------------
 (John Patience)
  /s/ Jack W. Schuler                                Director                                    March 30, 1998
  -----------------------
 (Jack W. Schuler)
  /s/ James M. Weersing                              Director                                    March 30, 1998
  -----------------------                            --------                                    --------------
 (James M. Weersing)
  /s/ Rex J. Bates                                   Director                                    March 30, 1998
  -----------------------
 (Rex J. Bates)


                                  EXHIBIT INDEX

Exhibit No.                                    Description

  10.19(c)            Amendment to Silicon Valley Bank Loan and Security Agreement dated August 15, 1997
    11.1              Statement regarding computation of Per Share Earnings.
    13.1              The Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997
    23.1              Consent of Ernst & Young LLP, Independent Auditors
    27.1              Financial Data Schedule

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Ventana Medical Systems, Inc.


We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., at December 31, 1997 and 1996, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Tucson, Arizona
January 23, 1998

                          Ventana Medical Systems, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                December 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Assets
Current assets:
  Cash and cash equivalents                                $ 18,902    $  6,190
  Short-term investments                                         --       4,877
  Accounts receivable                                         8,047       5,145
  Inventories (Note 2)                                        5,134       3,272
  Prepaid expenses                                              846         799
  Other current assets                                        1,263         245
                                                           --------    --------
Total current assets                                         34,192      20,528
Property and equipment, net (Note 3)                          6,105       3,301
Intangibles, net (Note 4)                                     8,055       8,581
                                                           --------    --------
Total assets                                               $ 48,352    $ 32,410
                                                           ========    ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                         $  2,584    $  1,738
  Other current liabilities (Note 5)                          2,894       2,902
                                                           --------    --------
Total current liabilities                                     5,478       4,640
Long-term debt (Note 7)                                         471      12,500
Commitments and Contingencies  (Notes 8, 10 and 12)
Stockholders'  equity (Notes 8, 9 and 12):
  Common stock - $.001 par value;
   50,000,000 shares authorized,  13,247,226 and
   10,978,238 shares issued and outstanding
   at December 31, 1997 and 1996, respectively                   13          11
  Additional paid-in-capital                                 76,313      48,885
  Accumulated deficit                                       (33,782)    (33,410)
  Cumulative foreign currency translation adjustment           (141)       (216)
                                                           --------    --------
Total stockholders' equity                                   42,403      15,270
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 48,352    $ 32,410
                                                           ========    ========

See accompanying notes.

                          Ventana Medical Systems, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                         Years Ended
                                                         December 31,
                                               ---------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
Sales:
     Instruments                               $  9,248    $  8,591    $  4,644
     Reagents and other                          22,905      15,538       5,969
                                               --------    --------    --------
                                                 32,153      24,129      10,613
Cost of goods sold                               11,138      10,632       4,282
                                               --------    --------    --------
Gross profit                                     21,015      13,497       6,331

Operating expenses:
    Selling, general and administrative          16,953      11,206       7,435
    Research and development                      3,050       2,749       2,239
    Nonrecurring expenses                         1,656      10,262        --
    Amortization of acquisition costs               509         424        --
                                               --------    --------    --------
Loss from operations                             (1,153)    (11,144)     (3,343)

Other income (expense)                              781        (137)         74
                                               --------    --------    --------
Net loss                                       $   (372)   $(11,281)   $ (3,269)
                                               ========    ========    ========
Net loss per share, as adjusted,
 basic and diluted                             $   (.03)   $  (1.22)   $  (0.43)
                                               ========    ========    ========
Shares used in computing net loss
 per share, as adjusted                          12,778       9,243       7,571
                                               ========    ========    ========



See accompanying notes.

                          Ventana Medical Systems, Inc.

        Consolidated Statements of Convertible Redeemable Preferred Stock
                       and Stockholders' Equity (Deficit)

                        (In thousands, except share data)

                                                                                     Stockholders' Equity (Deficit)
                                                                  ------------------------------------------------------------------
                                                                                                              Cumulative
                                      Convertible Redeemable                                                   Foreign
                                         Preferred Stock              Common Stock    Additional               Currency
                             -----------------------------------     --------------    Paid-In   Accumulated  Translation
                             Series A  Series C  Series D  Total     Shares   Amount   Capital     Deficit     Adjustment     Total
                             -------------------------------------------------------------------------------------------------------
Balance at January 1, 1995      $536   $10,041   $19,660 $30,237     875,005    $1     $  189    $(24,275)      $  (46)    $(24,131)
   Sale of Series D
    preferred stock               --        --     2,507   2,507          --    --         --          --           --           --

   Accretion of  preferred
    stock  redemption
    requirement                   --       655     1,781   2,436          --    --         --      (2,436)          --       (2,436)

   Sale of common stock           --        --        --      --     160,210    --         67          --           --           67

   Repurchase of common stock     --        --        --      --     (15,051)   --        (13)         --           --          (13)

   Translation adjustment         --        --        --      --          --    --         --          --          (74)         (74)

   Net loss                       --        --        --      --          --    --         --      (3,269)          --       (3,269)
                             -----------------------------------  ------------------------------------------------------------------

Balance at December 31, 1995     536    10,696    23,948  35,180   1,020,164     1        243     (29,980)        (120)     (29,856)

   Sale of Series D
    preferred stock               --        --       413     413          --    --         --          --           --           --

   Accretion of  preferred
    stock  redemption
    requirement                   --       328     1,027   1,355          --    --         --      (1,355)          --       (1,355)

   Conversion of preferred
    stock upon completion of
    initial public offering     (536)  (11,024)  (25,388)(36,948)  6,716,997     7     27,735       9,206           --       36,948

   Proceeds of initial
    public offering, net of
    expenses $1,221               --        --        --      --   1,963,975     2     17,042          --           --       17,044

   Conversion of debt into
    common stock                  --        --        --      --     222,973    --      3,016          --           --        3,016

   Sale of common stock-
    other                         --        --        --      --   1,054,129     1        849          --           --          850

   Translation adjustment         --        --        --      --          --    --         --          --          (96)         (96)

   Net loss                       --        --        --      --          --    --         --     (11,281)          --      (11,281)
                             -----------------------------------  ------------------------------------------------------------------

Balance at December 31, 1996      --        --        --      --  10,978,238    11     48,885     (33,410)        (216)      15,270

   Proceeds from public
    offering, net of
    expenses $530                 --        --        --      --   1,881,066     2     26,132          --           --       26,134

   Sale of common stock-
    other                         --        --        --      --     387,922    --      1,296          --           --        1,296

   Translation adjustment         --        --        --      --          --    --         --          --           75           75

   Net loss                       --        --        --      --          --    --         --        (372)          --         (372)
                             -----------------------------------  ------------------------------------------------------------------

Balance at December 31, 1997  $   --    $   --    $   --  $   --  13,247,226 $  13    $76,313    $(33,782)    $   (141)     $42,403
                             =======================================================================================================



See accompanying notes.

                          Ventana Medical Systems, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                  Years Ended December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------

Operating activities:
Net loss                                       $   (372)   $(11,281)   $ (3,269)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                  2,029       1,052         911
   Purchased in-process research and
    development                                      --       7,900          --
   Gain on early extinguishment of debt              --         300          --
Changes in operating assets and liabilities
   net of effects from acquisition of
   BioTek Solutions, Inc. in 1996:
     Accounts receivable                         (4,017)     (2,598)       (474)
     Inventories                                 (1,862)     (1,377)       (874)
     Other assets                                (1,065)       (288)       (114)
     Accounts payable                               846         181         422
     Other current liabilities                     (643)     (1,626)        459
                                               --------    --------    --------
Net cash used in operating activities            (5,084)     (7,737)     (2,939)
Investing activities:
Purchase of property and equipment               (4,263)       (815)       (956)
Purchase of intangible assets                       (44)       (192)         --

Acquisition of BioTek Solutions, Inc.                --      (2,500)         --
Sales (purchases) of short-term investments
 available for sale                               4,877      (4,877)         --
                                               --------    --------    --------
Net cash provided by (used in) investing
 activities                                         570      (8,384)       (956)
Financing activities:
Repayments of notes payable                     (10,279)         --          --
Net proceeds from public offering                26,134      17,044          --
Issuance of debt (including amounts from
 related parties) and stock                       1,296       7,624       2,561
Repayment of debt, net of gain on
 extinguishment                                      --      (3,364)         --
                                               --------    --------    --------
Net cash provided by financing activities        17,151      21,304       2,561
Effect of exchange rate changes on cash              75         (96)        (74)
                                               --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents                                     12,712       5,087      (1,408)
Cash and cash equivalents, beginning of year
                                                  6,190       1,103       2,511
                                               --------    --------    --------
Cash and cash equivalents, end of year         $ 18,902    $  6,190    $  1,103
                                               ========    ========    ========

See accompanying notes

                          Ventana Medical Systems, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1.   Organization and Significant Accounting Policies

Organization: Ventana Medical Systems, Inc. (the "Company") develops, manufactures, and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. At present, the Company's principal markets are North America, Europe, and Japan.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., and BioTek Solutions, Inc. (BioTek). All significant intercompany accounts have been eliminated.

Reclassifications: The consolidated financial statements for 1995 and 1996 have been reclassified to conform with the 1997 presentation.

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

Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RPs), qualified reagent installed bases (QRIBs) and rentals. New instruments are no longer placed into the RP program. However, certain longstanding agreements continue on a month-to-month basis, wherein the customer is required to purchase a minimum quantity of reagents in order to keep the instrument. QRIB instruments are placed with customers for evaluation periods of up to six months. The customer is required to purchase a minimum amount of reagents and at the end of the evaluation

                          Ventana Medical Systems, Inc.

period must purchase, rent or return the instrument. The manufacturing cost of demonstration, RP, QRIB and rental instruments is amortized over a period of 36 to 48 months to cost of goods sold.

Intangibles: Intangible assets consist primarily of goodwill, customer base, developed technology acquired in the BioTek acquisition (see Note 12), and patents. Such assets are amortized over estimated useful lives of 15 to 20 years.

Impairment is recognized in operating results if a permanent decline in value occurs. The Company measures possible impairment of its intangible assets periodically by comparing the cash flows generated by those assets to their carrying values. The Company periodically evaluates the useful lives assigned to the various categories of intangible assets considering such factors as (i) demand, obsolescence, competition, market share, and other economic factors;
(ii) legal and regulatory provisions; and (iii) the periods expected to be benefited.

Revenue Recognition: Sales of instruments and reagents are generally recognized upon shipment. Revenues from reagents sold under RPs and similar leasing arrangements are recognized when reagents are shipped. Service revenue is recognized as service is rendered.

For the year ended December 31, 1997, sales to DAKO A/S, a European distributor for the Company, represented approximately 20% of consolidated net sales. For the year ended December 31, 1996, sales to DAKO A/S and Curtin Matheson Scientific, a subsidiary of Fischer Scienific, Inc. represented 17% and 16% of consolidated net sales, respectively.

Concentration of Credit Risk: The Company sells its instruments and reagent products primarily to hospitals, medical clinics, reference laboratories, and universities. Credit losses have been minimal to date. The Company invests its excess cash primarily in U.S. government securities and bank money market accounts and has an established policy relating to diversification and maturities that is designed to maintain safety and liquidity. The Company has not experienced any material losses on its cash equivalents or short-term investments.

Nonrecurring Expenses: The 1997 non-recurring expenses relate primarily to a legal judgment against BioTek. Nonrecurring expenses in 1996 consisted of the estimated costs of integrating BioTek's operations into Ventana's and the cost of research and development in process acquired from BioTek (see Note 12).

                          Ventana Medical Systems, Inc.

Foreign Currency Translations: Foreign currency financial statements of the Company's foreign subsidiaries are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year end and statement of operations account at the average exchange rate for the year, with resulting translations adjustments reported as a separate component of stockholders' equity.

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

Fair Value of Financial Instruments: The Company's cash, short-term investments and accounts receivable represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value, due to their current maturites.

Stock-Based   Compensation:   The  Company   accounts  for  its  employee  stock
compensation arrangements under the provisions of APB No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

Impact of Recently Issued Accounting Standards: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the

                          Ventana Medical Systems, Inc.

way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have significant effect on the Company's reported segments.

Loss per Share: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128, as well as Staff Accounting Bulletin No. 98 (issued by the Securities and Exchange Commission in February 1998), which amends the determination of and accounting for "cheap stock" in periods prior to an initial public offering. The effect of dilutive securities is computed using the treasury stock method.

Loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

Net loss per share, historical basis, was as follows:

                                                              Years Ended
                                                              December 31,
                                                         ---------------------
                                                           1996          1995
                                                         --------      --------
                                                          (In Thousands, except
                                                           for per share data)
Net loss                                                 $(11,281)     $ (3,269)
Less accretion of preferred stock dividends                (1,355)       (2,436)
                                                         --------      --------
Net loss applicable to common stock                      $(12,636)     $ (5,705)
                                                         ========      ========
Net loss per common share                                $  (2.14)     $  (5.96)
                                                         ========      ========
Weighted average shares outstanding                         5,907           957
                                                         ========      ========

                          Ventana Medical Systems, Inc.

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

2.   Inventories

Inventories consist of the following:

                                                            December 31,
                                                        -------------------
                                                         1997         1996
                                                        -------------------
                                                           (In Thousands)
     Raw materials and work-in-process                  $4,033       $2,379
     Finished goods                                      1,101          893
                                                        -------------------
                                                        $5,134       $3,272
                                                        ===================

3.   Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                        -------------------
                                                         1997         1996
                                                        -------------------
                                                           (In Thousands)
     Diagnostic instruments                             $4,830       $2,762
     Machinery and equipment                             2,684        2,193
     Computers and related equipment                     1,970          945
     Leasehold improvements                                472          253
     Furniture and fixtures                                177          292
                                                        -------------------
                                                        10,133        6,445
     Less accumulated depreciation and amortization      4,028        3,144
                                                        -------------------
                                                        $6,105       $3,301
                                                        ===================

                          Ventana Medical Systems, Inc.

4.   Intangible Assets

Intangible assets consist of the following:

                                                            December 31,
                                                        -------------------
                                                         1997         1996
                                                        -------------------
                                                           (In Thousands)
     Customer base                                      $4,100       $4,100
     Developed technology                                2,800        2,800
     Goodwill, patents and other                         2,244        2,200
                                                        -------------------
                                                         9,144        9,100
     Less amortization                                   1,089          519
                                                        -------------------
                                                        $8,055       $8,581
                                                        ===================

5.   Other Current Liabilities

Other current liabilities consist of the following:

                                                            December 31,
                                                        -------------------
                                                         1997         1996
                                                        -------------------
                                                           (In Thousands)
     Accrued payroll and payroll taxes                  $  421       $  435
     Accrued commissions                                   146          150
     Deferred revenue                                      334          816
     Accrued legal reserves                                946          432
     Sales tax payable                                     410          281
     Other accrued expenses                                637          788
                                                        -------------------
                                                        $2,894       $2,902
                                                        ===================

6.   Line of Credit

During 1997, the Company had $2,750,000 available under a line of credit arrangement with a bank which is subject to renewal in February 1998. Borrowings under the line are collateralized by the Company's receivables and intellectual property. The line contains certain financial covenants with which the Company must comply and prohibits the payment of dividends on the Company's stock. No borrowings were outstanding under the line at December 31, 1997. However, $1,415,000 of the line of credit is not available to the Company at this time, as it supports irrevocable letters of credit issued by the bank.

                          Ventana Medical Systems, Inc.

7.   Long-term Debt

Long-term debt consists of the following:

                                                            December 31,
                                                        -------------------
                                                         1997         1996
                                                        -------------------
                                                           (In Thousands)
     Exchange Notes, repaid in 1997                     $   --       $6,067
     Notes payable to stockholders,
        repaid in 1997                                      --        4,846
     Notes payable to a customer, interest
        imputed at approximately 10%,
        repaid  through  discounts
        on future purchases                                471        1,587
                                                        -------------------
                                                        $  471      $12,500
                                                        ===================

The Exchange Notes were issued in connection  with the BioTek  acquisition  (See
Note 12). On March 25, 1996, approximately $3,016,000 of the Exchange Notes were converted into common stock.

On October 18, 1996, the Company redeemed for $3.4 million Exchange Notes with a face value of $3.7 million. The resulting gain on extinguishment of debt was reflected in operating results in the fourth quarter of 1996.

The remaining Exchange Notes were repaid in February 1997. In accordance with the note terms, all interest was forgiven, as the Exchange notes were repaid prior to February 26, 1997. The reversal of the $603,000 of previously accrued interest expense is included in operating results in the first quarter of 1997.

8.   Stockholders' Equity

During 1997, the Company granted options to purchase a total of 300,000 shares $12.625, fair market value on the date of the grant to two Directors of the Company for consulting services to be performed through February 2000.

On February 26, 1996, the Company sold 646,664 shares of common stock to two directors of the Company and a related partnership at a price of $1.62 per share for their efforts and assistance in completing the BioTek acquisition and assisting management with its integration of the companies. Receivables of $901,000 due from the directors have been netted against Common Stock at December 31, 1997 and 1996. These loans, including interest at the rate of 6%, were repaid on February 26, 1998.

                          Ventana Medical Systems, Inc.

Upon closing of the Company's initial public offering on July 26, 1996, all outstanding shares of its Series A, C and D redeemable Convertible Preferred stock were converted into 6,716,997 shares of Common Stock.

Warrants for the purchase of 727,884 shares of Common Stock were outstanding and fully exercisable at December 31, 1997, at an exercise price of $5.82 per share. These warrants may be exercised on a net basis and will begin to expire in February 2001, to the extent not previously exercised.

Under the Company's 1988 Stock Option Plan ("the 1988 Plan"), up to 1,339,663 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of fair market value of the Company's stock on the date of grant. Options generally vest over a four year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

In April 1996, the Company's Board of Directors authorized the 1996 Stock Option Plan ("the 1996 Plan"). A total of 1,000,000 shares of common stock have been reserved for issuance under the 1996 Plan. In order to be ISOs, options must be granted at not less than 100% of the fair market value of the Company's stock on the dates of grant. Options generally vest over four years and expire in ten years.

In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan ("the 1996 Purchase Plan"). A total of 200,000 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 54,236 shares of common stock have been issued under the 1996 Purchase Plan at a prices ranging from $8.18 per share to $11.05. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the lower of the first day of each 24 month offering period or the last day of each subsequent purchase period.

In June 1996, the Company adopted the 1996 Director Stock Option Plan (the "Director Plan") and reserved a total of 250,000 shares of common stock for issuance thereunder. Commencing with the Company's 1997 annual meeting of stockholders, each nonemployee director is granted a nonstatutory option to purchase an amount of shares of the Company's common stock equal to 5,000 shares multiplied by a fraction, the numerator of which shall be $15.00 and the denominator of which shall be the fair market value of one share of the Company's common stock on the dates of grant. The exercise price of options granted under the Director Plan are equal to the fair market value of one

                          Ventana Medical Systems, Inc.

share of the Company's common stock on the dates of grant. A total of 40,200 shares have been issued under the Plan at $10.125 per share. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan will terminate in June 2001, unless terminated earlier.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related
Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996, and 1995: risk-free interest rate of 6.0%, 6.28%, and 6.28% dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .726 and .755 and .755, and an expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                          Ventana Medical Systems, Inc.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company's pro forma information follows:

                                           Year Ended December 31
                             --------------------------------------------
                                1997               1996            1995
                             --------------------------------------------
                               (In Thousands, except for per share data)
As reported                  $  (372)           $(11,281)         $(3,269)
Pro forma compensation
expense for stock options:
  1995 Grants                    (83)                (34)             (82)
  1996 Grants                   (281)               (268)              --
  1997 Grants                 (1,639)                 --               --
                             --------------------------------------------
Pro forma net loss                              $(11,583)          $3,351
                             $(2,375)
                             ============================================
Pro forma net loss per share $ (0.19)           $  (1.25)          $(0.44)
                             ============================================

Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

A summary of the Company's stock option activity, and related information is as follows:

                                       Outstanding Stock Options
                                 ---------------------------------------
                                                      Weighted Average
                                    Number of            Exercise
                                     Options           Price Per Share
                                 ---------------------------------------

Balance at January 1, 1995           612,777               $0.74
   Granted                           324,505                0.84
   Exercised                        (160,210)               0.36
   Canceled                         (126,618)               0.36
                                 ---------------------------------------
Balance at December 31, 1995         650,454                0.95
   Granted                           271,396                9.65
   Exercised                        (183,351)               0.89
   Canceled                          (23,264)               0.84
                                 ---------------------------------------
Balance at December 31, 1996         715,235                3.89
   Granted                         1,436,460               11.89
   Exercised                        (224,978)               1.71
   Canceled                         (299,596)               5.92
                                 ---------------------------------------
Balance at December 31, 1997       1,627,121              $10.88
                                 =======================================

                          Ventana Medical Systems, Inc.

The weighted average fair values of stock options granted during 1997, 1996, and 1995 for which the exercise price was equal to the fair market value of the stock were $7.55, $7.42, and $0.63 per share, respectively. The weighted average fair values of stock options granted during 1996 and 1995 for which the exercise price exceeded the fair market value of the stock were $0.89 and $0.03 per share.


                                                       Stock Options at December 31, 1997
                                        ----------------------------------------------------------------
                                                                Weighted Average      Weighted Average
                                             Number of Options   Exercise Price    Remaining Contractual
  Range of Exercise Prices                      Outstanding        Outstanding              Life
--------------------------------------- ----------------------------------------------------------------
     $0.24 - $1.62                                199,252             $  0.90                 6.9
     $10.00 - $10.15                              323,434              $10.02                 9.3
     $12.25 - $13.50                              942,985              $12.41                 8.4
     $14.63 - $17.00                              161,450              $16.00                 7.9
                                        ----------------------------------------------------------------
        Totals                                  1,627,121              $10.88                 8.3
                                        ================================================================

Options for the purchase of 164,042 shares were immediately exercisable at December 31, 1997. The weighted average exercise price for exercisable options was $5.20 at December 31, 1997.

9.   Income Taxes

The Company's deferred tax assets consist of the following:

                                                            December 31,
                                                        -------------------
                                                         1997         1996
                                                       --------------------
                                                           (In Thousands)
     Non-current:
        Net operating loss carryforwards               $ 5,206      $ 5,396
        Capitalized research and development             2,755        2,650
        General business credit carryforwards              968          929
        Other                                              360          217
     Current:
        Miscellaneous                                    1,002          525
                                                       --------------------
     Total deferred tax assets                          10,291        9,717
     Valuation reserve                                 (10,291)     (9,717)
                                                       --------------------
     Net deferred tax assets                           $    --      $    --
                                                       ====================

                          Ventana Medical Systems, Inc.

The valuation allowance for deferred tax assets was increased by $574,000, and $1,135,000 in the years ended December 31, 1997 and 1996, respectively to fully offset deferred tax assets.

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the deferral of research and development expenses for tax purposes.

At December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $13.6 and $9.8 million, respectively. These federal and state carryforwards will begin to expire in 1998 if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $1,000,000 which will begin to expire in 2005, if not previously utilized. Utilization of the Company's net operating loss carryforwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company's prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards.

10.  Commitments and Contingencies

The Company conducts its corporate operations from leased facilities. In addition to monthly rental payments, the Company is responsible for certain monthly operating and maintenance expenses of such facilities. The lease expires in 2001. The future minimum rental payments under this and other operating lease arrangements at December 31, 1997 are as follows:

                                                           (In Thousands)
                                                           --------------
                   1998                                         $  495
                   1999                                            396
                   2000                                            375
                   2001                                            147
                   2002                                             71
                   Thereafter                                        6
                                                           ------------
                                                                $1,490
                                                           ============

Rent expense totaled $580,000, $448,000 and $188,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          Ventana Medical Systems, Inc.

In July 1997, the U.S. District Court in San Jose, California awarded a judgment of approximately $850,000 to a competitor based on alleged patent infringement by a subsidiary of the Company. This amount was fully expensed by the second quarter of 1997. This matter is currently being appealed by the Company.

DAKO has initiated binding arbitration with the Company regarding the pricing of the Company's TechMate 250 product. Currently, DAKO is purchasing such instruments at the price level established by the Company. The arbitration is scheduled for October 1998.

Four former BioTek noteholders have filed an action against the Company and certain of its directors and stockholders alleging the Company violated federal and California securities law and engaged in common law fraud in connection with the BioTek acquisition and conversion of BioTek notes. This matter does not yet have a trial date.

The Company is also involved in various other actions arising in the normal course of business. Management, in conjunction with outside counsel, periodically reviews such matters and makes any accruals deemed necessary. Management is of the opinion that the disposition of these claims will not have a material effect on the Company's financial position or results of operations.

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

                          Ventana Medical Systems, Inc.

                                               Year Ended December 31,
                                          --------------------------------
                                             1997        1996        1995
                                          --------------------------------
                                                   (In Thousands)
     Net Sales
        North America                     $ 28,808    $ 22,257    $  9,657
        Europe                               3,345       1,872         956
        Consolidated subsidiaries            2,691       1,896         521
                                          --------------------------------
                                            34,844      26,025      11,134
        Eliminations                        (2,691)     (1,896)       (521)
                                          --------------------------------
                                          $ 32,153    $ 24,129    $ 10,613
                                          ================================
     Net Income (Loss):
        North America                     $    198    $(10,130)   $ (2,654)
        Europe                                (221)       (869)       (363)
        Japan                                 (244)         --          --
                                          --------------------------------
                                              (267)    (10,999)     (3,017)
        Eliminations                          (105)       (282)       (252)
                                          --------------------------------
                                          $   (372)   $(11,281)   $ (3,269)
                                          ================================
     Identifiable Assets:
        North America                     $ 52,831    $ 49,589    $  8,823
        Europe                               3,842       1,526       1,099
        Japan                                  177          --          --
                                          --------------------------------
                                            56,850      51,115       9,922
     Eliminations                           (8,498)    (18,705)     (2,544)
                                          --------------------------------
                                          $ 48,352    $ 32,410    $  7,378
                                          ================================

12.  BioTek Acquisition

The Company acquired BioTek for $19.1 million on February 26, 1996. The acquisition has been accounted for as a purchase. The results of BioTek are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price for BioTek consisted of:

                                                           (In thousands)
     Cash consideration                                        $ 2,500
     Stock issued to BioTek noteholders                          3,016
     Exchange Notes issued                                       8,968
     Note payable - escrow for contingencies                       234
     Net historical liabilities assumed                          4,389
                                                               -------
                                                               $19,107
                                                               =======

                          Ventana Medical Systems, Inc.

The purchase price was allocated as follows:

                                                           (In thousands)
     Tangible net assets                                       $ 2,252
     In-process research and development                         7,900
     Goodwill and other intangibles                              2,055
     Developed technology                                        2,800
     Customer base                                               4,100
                                                               -------
     Total purchase price                                      $19,107
                                                               =======

The Company charged to expense at the date of the acquisition $7.9 million relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses. This amount in included as a component of nonrecurring expenses in the accompanying consolidated statements of operations. The remaining nonrecurring expenses of $2.4 million consist of integration and other indirect acquisition costs.

Pro forma results of operations for the years ended December 31, 1996 and 1995, assuming consummation of the purchase as of January 1, 1995 and as adjusted to reflect the sale of common stock by the Company and the application of the net proceeds therefrom, are as follows:

                                                Year ended December 31,
                                            -------------------------------
                                                   1996        1995
                                            -------------------------------
                                            (Unaudited, in Thousands except
                                                  for per share data)
     Net sales                                  $ 25,211     $ 19,475
     Net loss                                   $ (2,353)    $(15,792)
     Net loss per share                         $  (0.22)    $  (1.74)