Form 10-Q
period 1998-03-31
VENTANA MEDICAL SYSTEMS INC
filed 1998-05-15
CIK 893160

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1998,

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of The latest practical date.
Common Stock, $0.001 par value--13,264,325 shares as of May 11, 1998.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                March 31, 1998 (Unaudited) and December 31, 1997

                Condensed Consolidated Statements of Operations
                Three months ended March 31, 1998 and 1997 (Unaudited)

                Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1998 and 1997 (Unaudited)

                Notes to Condensed Consolidated Financial Statements

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 1. Legal Proceedings

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K.

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                               March 31,        December 31,
                        ASSETS                                   1998               1997
                                                              -----------       ------------
                                                              (Unaudited)          (Note)
Current assets:
   Cash and cash equivalents                                   $ 20,350           $ 18,902
   Accounts receivable                                            8,249              8,047
   Inventories (Note 2)                                           5,971              5,134
   Other current assets                                           1,416              2,109
                                                               --------           --------
Total current assets                                             35,986             34,192
Property and equipment, net (Note 3)                              6,328              6,105
Intangibles, net (Note 4)                                         7,916              8,055
                                                               --------           --------
Total assets                                                   $ 50,230           $ 48,352
                                                               ========           ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                            $  2,188           $  2,584
   Other current liabilities (Note 5)                             3,196              2,894
                                                               --------           --------
Total current liabilities                                         5,384              5,478
Long term debt                                                      697                471
Stockholders' equity:
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized (Note 7)                                             --                 --
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 13,263,459 and 13,247,226 shares
     issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively                                 13                 13
   Additional Paid-In Capital                                    77,227             76,313
   Accumulated deficit                                          (32,971)           (33,782)
   Cumulative foreign currency translation adjustment              (120)              (141)
                                                               --------           --------
Total stockholders' equity                                       44,149             42,403
                                                               --------           --------
Total liabilities and stockholders' equity                     $ 50,230           $ 48,352
                                                               ========           ========


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31
                                                            ------------------------
                                                             1998             1997
                                                            -------          -------
Sales:
  Instruments                                               $ 3,595          $ 1,971
  Reagents and other                                          6,760            4,987
                                                            -------          -------
    Total net sales                                          10,355            6,958
Cost of goods sold                                            3,453            2,701
                                                            -------          -------
Gross profit                                                  6,902            4,257
Operating expenses:
  Research and development                                    1,200              729
  Selling, general and administrative                         4,974            3,378
  Amortization of acquisition costs                             127              127
                                                            -------          -------
Income from operations                                          601               23
Other income                                                    210              186
                                                            -------          -------
Net income                                                  $   811          $   209
                                                            =======          =======



See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                       March 31
                                                             ---------------------------
                                                               1998               1997
                                                             --------           --------
OPERATING ACTIVITIES:
Net Income                                                   $    811           $    209
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                  545                422
   Changes in operating assets and liabilities, net              (488)               692
                                                             --------           --------
Net cash provided by operating activities                         868              1,323

INVESTING ACTIVITIES:
Purchase of property and equipment, net                          (342)              (876)
Purchase of intangible assets (Note 4)                             (1)               (37)
                                                             --------           --------
Net cash used in investing activities                            (343)              (913)

FINANCING ACTIVITIES:
Issuance (repayment) of debt (including amounts
   from related parties) and stock                                902            (10,408)
Net proceeds from public offering                                  --             26,134
                                                             --------           --------
Net cash provided by financing activities                         902             15,726

Effect of exchange rate change on cash                             21               (251)
                                                             --------           --------

Net increase in cash and cash equivalents                       1,448             15,885

Cash and cash equivalents, beginning of period                 18,902             11,067
                                                             --------           --------
Cash and cash equivalents, end of period                     $ 20,350           $ 26,952
                                                             ========           ========


See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent auditors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

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


2.  INVENTORIES

Inventories consist of the following:


                                                March 31     December 31
                                                  1998           1997
                                                --------     -----------
                                                    (in thousands)
Raw material and work-in-process                 $4,755          $4,033
Finished goods                                    1,216           1,101
                                                 ------          ------
                                                 $5,971          $5,134
                                                 ======          ======

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                        March 31     December 31
                                                          1998          1997
                                                        --------     -----------
                                                            (in thousands)
Diagnostic instruments                                  $ 4,952        $ 4,830
Machinery and equipment                                   3,697          3,464
Computers and related equipment                           1,421          1,190
Leasehold improvements                                      480            472
Furniture and fixtures                                      181            177
                                                        -------        -------
                                                         10,730         10,133
Less accumulated depreciation and amortization            4,402          4,028
                                                        -------        -------
                                                        $ 6,328        $ 6,105
                                                        =======        =======


4.   INTANGIBLES

Intangibles consist of the following:


                                                        March 31     December 31
                                                          1998          1997
                                                        --------     -----------
                                                            (in thousands)
Customer base                                            $4,100         $4,100
Developed technology                                      2,800          2,800
Goodwill, patents and other                               2,244          2,244
                                                         ------         ------
                                                          9,144          9,144
Less accumulated amortization                             1,228          1,089
                                                         ------         ------
                                                         $7,916         $8,055
                                                         ======         ======

5.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:


                                                        March 31     December 31
                                                          1998          1997
                                                        --------     -----------
                                                            (in thousands)
Accrued payroll and payroll taxes                        $  698         $  421
Accrued commissions                                         252            146
Deferred revenue                                            446            334
Accrued legal reserves                                      884            946
Sales tax payable                                           187            410
Other accrued liabilities                                   729            637
                                                         ------         ------
                                                         $3,196         $2,894
                                                         ======         ======


6.   EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted by the Company on December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and is computed using the weighted average number of shares of common stock outstanding in the period presented, adjusted for the effect of dilutive securities on the balance sheet date. Net income per share for both periods has been presented in conformance with the requirements of SFAS No. 128 as well as Staff Accounting Bulletin No. 98 issued by the Securities and Exchange Commission in February 1998.

         Statement of Computation of Weighted Average Shares Outstanding
                      (in thousands except per share data)
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                              1998             1997
                                                             -------          -------
Net income                                                   $   811          $   209
Weighted average common shares outstanding, basic             13,255           11,931
Add: dilutive stock options and warrants                       1,302              993
                                                             -------          -------
Weighted average common shares outstanding, diluted           14,557           12,924

Net income per share, basic                                  $  0.06          $  0.02
                                                             =======          =======
Net income per share, diluted                                $  0.06          $  0.02
                                                             =======          =======


7.  PREFERRED SHARES PURCHASE RIGHTS DIVIDEND:

On March 9, 1998, the Company's Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company's Common Stock for shareholders of record on May 8, 1998. Each right entitles stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of eighty-five dollars ($85.00). The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock.

If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company's Common Stock, each Right not owned by a holder of 20% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligation under the Rights and the Right will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

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

As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. (a subsidiary of Fisher Scientific, Inc.) ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements. BioTek's instruments also use a detection chemistry and batch processing approach which differ from the Company's proprietary system and which also contribute to those products' lower margins. Ventana's strategy regarding BioTek is to continue to integrate the operations of BioTek into the Ventana business model, in which most manufacturing, sales and marketing activities are performed by the Company. The United States distribution agreement between BioTek and CMS was terminated by mutual agreement in October 1997. The international distribution agreement with DAKO expires in December 1999.

The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and the Company's qualified reagent installed base program ("QRIB"). In a QRIB, the Company provides the customer with the use of an instrument for a period of up to six months provided the customer purchases a minimum amount of reagents and consumables. At the end of the six month period, the customer must elect to purchase, rent or return the system. For QRIB placements, the Company incurs the cost of manufacturing or procuring instruments and recognizes revenues only at the time the instrument is either sold or rented rather than at the time of instrument placement. The manufacturing cost of instruments placed through QRIBs and rentals is charged to cost of goods sold by depreciating standard costs over a period of four years.

The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sales of reagents, which begin and typically are recurring once an instrument is placed. The Company's operating results in the future are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through QRIBs or rentals. In addition, average daily reagent use by customers may also fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end-users. The Company's instrument installed base includes instruments shipped to DAKO and recognized as sales. Furthermore, due both to the Company's increased sales focus on smaller hospitals and laboratories and the relatively high reagent sales growth rates in recent fiscal periods, the rate of growth in reagent sales in future periods is likely to be below that experienced during the past several fiscal periods. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with respect to regulatory matters, availability and cost of raw materials purchased from suppliers, competitive pricing pressures, increased sales and marketing expenses associated with the implementation of the Company's market expansion strategies for its instruments and reagent products, and increased research and development expenditures. Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority systems, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. Such increased competition in reagent supply could also adversely affect sales of reagents to batch processing instrument customers since those instruments do not require the use of the Company's reagents. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generation products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of higher levels of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1998 AND 1997:

Net Sales:

Net sales for the three months ended March 31, 1998 as compared to the same period in 1997 increased 49% to $10.4 million from $7.0 million. The increase in net sales was attributable to an 82% increase in instrument sales and a 36% increase in reagent and other sales. Instrument sales increased primarily due to large numbers of prior period QRIB placements being converted to direct sale placements in 1998 and an increase in placements to DAKO, the Company's European distributor. Reagent and other sales increased due to sales of reagents to new customers and increased shipments to existing customers.

Gross Margin:

Gross profit for the three months ended March 31, 1998 increased to $6.9 million from $4.3 million for the same period in 1997, whereas the Company's gross margin increased to 67% from 61% for the respective periods. Gross margins on instruments increased during the 1998 period as a result of sales of the Company's new NexES instrument, which was introduced in late 1997 and which has a lower manufacturing cost than its predecessor. Gross margins on reagent and other sales increased primarily due to a higher mix of proprietary reagent products, which carry a higher margin than batch processing reagents, which have increased at a slower rate. In addition, higher pricing for reagents and increased service profitability contributed to the margin improvements.

Research and Development:

Research and development expenses were $1.2 million for the three months ended March 31, 1998, a 65% increase over the $0.7 million spent in the corresponding period in 1997. This increase resulted primarily from accelerated development work on new special stains and in situ hybridization instrumentation, but also reflected a general increase in research activity and headcount investment. Research and development expenses also increased as a percent of sales to approximately 12% for the three months ended March 31, 1998 compared to approximately 10% for the same period during 1997, for the same reasons noted above. Research and development expenses for the three months ended March 31, 1997 related primarily to the development of new prognostic markers.

Selling, General and Administrative ("SG&A"):

Presented below is a summary of SG&A expense for the three months ended March 31, 1998 and 1997.

 SG&A SUMMARY:


                                         Three Months Ended
                                              March 31,
                             ------------------------------------------
                                   1998                     1997
                             ----------------         -----------------
                                          %                         %
                               $        Sales           $         Sales
                             ------     -----         ------      -----
                                          ($ in thousands)
Sales and marketing          $3,851      37%          $2,450       36%
Administration                1,123      11%             928       13%
                             ------      --           ------       --
Total SG&A                   $4,974      48%          $3,378       49%
                             ======      ==           ======       ==


SG&A expense for the three month ended March 31, 1998 increased to $5.0 million from $3.4 for the three months ended March 31, 1996. SG&A expense as a percentage of net sales decreased slightly to 48% as compared to 49% for the same period in 1997. The fluctuation in SG&A expenses from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense as a percentage of sales is the result of the Company's decision to service the market through its own sales and marketing staff and expenses necessary to support the growth of the Company. The decline in administrative expenses as percentage of sales in the 1998 period was due to a relative decline in litigation-related expenses. However, administrative expenses did increase in absolute terms due primarily to the Company's expanding business base in Europe and Japan.

Amortization of Intangibles:

Intangible assets consist primarily of goodwill, customer base and developed technology acquired in the BioTek acquisition, and patents. Such assets are amortized to expense over estimated useful lives of 15 to 20 years. As a result, the Company will charge to expense each quarter approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to assess their continued value. Should the Company determine that any of these assets are impaired, it will write them down to their estimated fair market value.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 1998 the Company's principal source of liquidity consisted of cash and cash equivalents of $20.4 million. In addition, as of March 31, 1998, letters of credit were issued to facilitate certain contract manufacturing arrangements for the production of TechMate instruments ($0.5 million) and to secure a legal judgment in favor of BioGenex Laboratories ($0.9 million). The Company is currently negotiating an increase to $5.0 million in its revolving bank credit facility. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

On February 18, 1997, the Company completed a public offering of its Common Stock resulting in net proceeds of $26.1 million to the Company. During February 1997, the Company repaid the $10.3 million of outstanding notes issued in connection with the acquisition of BioTek. Such repayment was made in accordance with the provisions of the Notes which provided that no interest would be due and payable thereon if full repayment was made prior to February 26, 1997. Accrued interest of $0.6 million was reversed into income in February 1997.

The Company expects to use approximately $2.5 million of its available capital resources during the next twelve months for capital expenditures for manufacturing capacity expansion and enhancements to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest bearing, investment grade securities.

During the three months ended March 31, 1998 the Company generated from operations and investing activities approximately $0.5 million in cash versus $0.4 million for the three months ended March 31, 1997.

In connection with BioTek's agreement with DAKO, DAKO made two loans to BioTek secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. In September 1996, BioTek and DAKO entered in to the Amendment Agreement for the purpose of addressing several matters, including repayment of the secured loans and prepayments. The prepayments do not bear interest. The secured loans and prepayments are recorded as long term debt in the Company's Condensed Consolidated Financial Statements. Pursuant to the Amendment Agreement, DAKO paid the Company a royalty of $0.5 million and the Company paid DAKO $0.5 million as a reduction of the balance of the prepayments. Under the Amendment Agreement, the remaining secured loans and prepayments will be repaid through discounts on DAKO purchases of TechMate instruments from BioTek at recoupment rates specified in the Amendment Agreement. At March 31, 1998, the total outstanding balance of the secured loans and prepayments was $0.4 million. Upon termination of the distribution agreement or in the event of a default by BioTek under the distribution agreement, these loans may be converted to fixed term loans that will be due and payable in 12 equal quarterly installments commencing upon such event.

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

The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents, which begin and are typically recurring once the instrument is placed. Consequently, the Company's future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sale versus QRIBs and rentals. In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues. In particular, customers who have received instruments under rental arrangements do not necessarily provide for specified reagent purchase commitments and there can be no assurance regarding the timing or volume of reagent purchases by such customers.

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

RISKS ASSOCIATED WITH DISTRIBUTION RELATIONSHIPS. The Company's batch processing instruments and reagents have been sold under distribution agreements entered into by BioTek. In the United States, batch processing instruments and reagents were sold through Curtin Matheson Scientific, Inc. a subsidiary of Fisher Scientific, Inc. ("CMS"), under an exclusive agreement until it was terminated by mutual agreement in October 1997. United States sales through CMS were subject to several operating conditions and risks. In particular, it had been historically necessary for BioTek to support the efforts of CMS with direct field sales and support personnel. As a result, the Company generated lower gross margins on sales through CMS that it would generate were it to sell directly to end-users and incurs higher selling expenses than typically associated with third-party distribution arrangements. The Company has been distributing all batch processing products directly to end-users in the United States since the termination of this agreement.

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

FDA AND OTHER GOVERNMENT REGULATIONS. The manufacturing, marketing and sale of the Company's products are subject to extensive and rigorous government regulations in the United States and other countries. In the United States, and certain other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA regulates, as medical devices, clinical diagnostic tests and reagents, as well as instruments used in the diagnosis of adverse conditions. The Federal Food, Drug and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. There are two principal FDA regulatory review paths for medical devices: 510(k) process and the PMA process. The PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process. Regulator's of medical devices in foreign countries where the Company operates have regulations similar to the United States in most cases. Additionally, the Company is required to comply with the FDA's good manufacturing procedures regulations. These regulations mandate certain operating, control and documentation procedures when manufacturing medical products, instruments and devices.

The Company is also required to comply with the FDA's Clinical Laboratory Improvement Amendments of 1988 ("CLIA") regulations. These rules restrict the sale of reagents to clinical laboratories certified under CLIA. The full implementation of CLIA rules could limit the clinical customers to which the Company could sell reagents in the future.

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

ABSENCE OF DIVIDENDS. The Company has not declared or paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. In addition, the Company's bank credit agreement currently prohibits the Company from paying cash dividends.

PART II - OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS.

In March 1995, BioGenex Laboratories sued BioTek in the U.S. District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. BioGenex's claims include claims of both direct, indirect and contributory infringement. BioTek denied infringement and asserted several defenses, including the invalidity of the patent that is the subject of the litigation. In April 1995, BioTek ceased offering the products that were the subject of the alleged infringement. In May 1997, a judgment for approximately $850,000 was rendered against BioTek, which BioTek appealed. In June 1997, the Company obtained a letter of credit for approximately $900,000 to cover the judgment and interest. In April 1998, the Court of Appeals denied the appeal and the Company plans no further action.

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, fees and costs. On April 25, 1997, plaintiffs filed an amended complaint. The amended complaint makes the same allegations as the original complaint and adds a claim under North Carolina securities laws. In May 1997, the Company made a motion to transfer the action to the district of Arizona, or alternatively to the Central District of California, which was denied by the Court. On December 16, 1997, the Company filed a motion to dismiss the amended complaint, which is pending in the Court. There is currently a stay of discovery while the motion to dismiss is pending. Based on the facts known to date, the Company believes the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On July 16, 1997, a shareholder demand to review and copy corporate documents pursuant to Section 220 of the Delaware General Corporation Law was denied by the Company. As a result, as action entitled, , CA. Leung v. Ventana Medical Systems, Inc., No. 15812, was filed in the Court of Chancery for the State of Delaware. The plaintiff, whi is related to the plaintiffs in the securities action discussed in the preceding paragraph, seeks inspection of certain books and records of the Company. The Company believes the plaintiff seeks the documents for an improper purpose and intends to defend this case vigorously. A trial on March 3, 1998 resulted in the judge ordering the parties to reach an agreement without a court order. The agreement provides for the plaintiff's attorney only to review the corporate documents supplied.

In connection with a disagreement as to which price should be charged by BioTek to DAKO for the sale of TechMate 250 instruments, DAKO filed an arbitration request with the International

Chamber of Commerce in July 1997. The arbitration is currently scheduled for October 1998. The Company believes its position is meritorious; however, the results of the proceedings are uncertain. An adverse determination would require the Company to refund to DAKO a portion of the purchase price paid for some or all TechMate 250s sold to DAKO since its introduction in late 1996.

Other than the foregoing proceedings, the Company is not a party to any material pending litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on April 30, 1998, for the purpose of electing two Class II directors, Edward M. Giles and Rex J. Bates, increasing the number of shares reserved for issuance under the 1996 Stock Option Plan, approving the appointment of auditors and transacting any other business that might be brought forth. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934 and there were no solicitations in opposition to management's solicitations.

Management's nominees for Class II directors, as listed in the proxy statement were elected with the following vote:


                                      Shares            Shares      Shares
                                    voted "for"       "withheld"   not voted
                                    -----------       ----------   ---------
Edward M. Giles                     10,814,920         354,230     2,089,631
Rex J. Bates                        10,812,412         356,738     2,089,631


The amendment to the Company's 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 750,000 shares to a new total of 1,750,000 was approved by the following vote:


                         Shares           Shares           Shares         Shares
                      voted "for"     voted "against"   "abstaining"    not voted
                      -----------     ---------------   ------------    ---------
                       8,556,119         750,547           12,377       3,939,738


The appointment of Ernst & Young, LLP as independent auditors was approved by the following vote:


                         Shares           Shares           Shares         Shares
                      voted "for"     voted "against"   "abstaining"    not voted
                      -----------     ---------------   ------------    ---------
                      11,162,556            1,800           4,794       2,089,631


No other matters were submitted for vote.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.20A  Services agreement with John Patience dated February 26,
                     1998

             10.20B  Services agreement with Jack W. Schuler dated April 23,
                     1998

             27.1    Financial Data Schedule.

         (b) Reports on Form 8-K.

           No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Ventana Medical Systems, Inc.



Date:   May 13, 1998                    By:____________________________________
                                        Pierre Sice
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary.
                                        (Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
10.20A                        Services agrement with John Patience dated
                              February 26, 1998

10.20B                        Services agreement with Jack W. Schuler dated
                              April 23, 1998

27.1                          Financial Data Schedule