Form 10-Q
period 1998-06-30
VENTANA MEDICAL SYSTEMS INC
filed 1998-08-14
CIK 893160

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1998,

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of The latest practical date.
Common Stock, $0.001 par value--13,346,689 shares as of July 31, 1998.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I.      Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1998 (Unaudited) and December 31, 1997

                  Condensed Consolidated Statements of Operations
                  Three months ended June 30, 1998 and 1997 (Unaudited) Six months ended June 30, 1998 and 1997 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 1998 and 1997 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.     Other Information

        Item 1.   Legal Proceedings

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 6.   Exhibits and Reports on Form 8-K.

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                                   June 30,         December 31,
                                ASSETS                              1998               1997
                                                                -------------      -------------
                                                                 (Unaudited)           (Note)
Current assets:
   Cash and cash equivalents                                    $      19,178      $      18,902
   Accounts receivable                                                 10,696              8,047
   Inventories (Note 2)                                                 7,141              5,134
   Other current assets                                                 1,781              2,109
                                                                -------------      -------------
Total current assets                                                   38,796             34,192
Property and equipment, net (Note 3)                                    6,635              6,105
Intangibles, net (Note 4)                                               7,776              8,055
                                                                -------------      -------------
Total assets                                                    $      53,207      $      48,352
                                                                =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $       2,637      $       2,584
   Other current liabilities (Note 5)                                   2,765              2,894
                                                                -------------      -------------
Total current liabilities                                               5,402              5,478
Long term debt                                                          1,817                471
Stockholders' equity
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized (Note 7)                                                   --                 --
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 13,333,356 and 13,247,226 shares
     issued and outstanding at June 30, 1998 and
     December 31, 1997, respectively                                       13                 13
   Additional Paid-In Capital                                          77,821             76,313
   Accumulated deficit                                                (31,669)           (33,782)
   Accumulated other comprehensive losses                                (177)              (141)
                                                                -------------      -------------
Total stockholders' equity                                             45,988             42,403
                                                                -------------      -------------
Total liabilities and stockholders' equity                      $      53,207      $      48,352
                                                                =============      =============


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

See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30                             June 30
                                               -------------------------------      -------------------------------
                                                   1998              1997                1998              1997
                                               -------------     -------------      -------------     -------------
Sales:
  Instruments                                  $       3,827     $       1,919      $       7,422     $       3,890
  Reagents and other                                   7,755             5,534             14,515            10,521
                                               -------------     -------------      -------------     -------------
    Total net sales                                   11,582             7,453             21,937            14,411
Cost of goods sold                                     3,477             2,780              6,930             5,481
                                               -------------     -------------      -------------     -------------
Gross profit                                           8,105             4,673             15,007             8,930
Operating expenses:
  Research and development                             1,391               714              2,591             1,443
  Selling, general and administrative                  5,547             3,630             10,521             7,008
  Non-recurring expenses                                  --             1,656                 --             1,656
  Amortization of acquisition costs                      127               127                254               254
                                               -------------     -------------      -------------     -------------
Income from operations                                 1,040            (1,454)             1,641            (1,431)
Other income                                             262                76                472               262
                                               -------------     -------------      -------------     -------------
Net income                                     $       1,302     $      (1,378)     $       2,113     $      (1,169)
                                               =============     =============      =============     =============
Net income per share (Note 6)
  Basic                                        $        0.10     $       (0.11)     $        0.16     $       (0.09)
                                               =============     =============      =============     =============
  Diluted                                      $        0.09     $       (0.11)     $        0.14     $       (0.09)
                                               =============     =============      =============     =============


See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                     Six Months Ended
                                                                          June 30
                                                              --------------------------------
                                                                  1998               1997
                                                              -------------      -------------
OPERATING ACTIVITIES:
Net Income                                                    $       2,113      $      (1,169)
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                     1,189                793
    Changes in operating assets and liabilities, net                 (3,325)               826
                                                              -------------      -------------
Net cash provided by operating activities                               (23)               450

INVESTING ACTIVITIES:
Purchase of property and equipment, net                              (1,173)            (1,651)
Purchase of intangible assets                                            --                (44)
                                                              -------------      -------------
Net cash used in investing activities                                (1,173)            (1,695)

FINANCING ACTIVITIES:
Issuance (repayment) of debt (including amounts
  from related parties) and stock                                     1,508            (10,397)
Net proceeds from public offering                                        --             26,138
                                                              -------------      -------------
Net cash provided by financing activities                             1,508             15,741

Effect of exchange rate change on cash                                  (36)                55
                                                              -------------      -------------

Net increase in cash and cash equivalents                               276             14,551

Cash and cash equivalents, beginning of period                       18,902             11,067
                                                              -------------      -------------
Cash and cash equivalents, end of period                      $      19,178      $      25,618
                                                              =============      =============


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


2.      INVENTORIES

Inventories consist of the following:


                                             June 30       December 31
                                              1998            1997
                                          -------------   -------------
                                                  (in thousands)
Raw material and work-in-process          $       5,051   $       4,033
Finished goods                                    2,090           1,101
                                          -------------   -------------
                                          $       7,141   $       5,134
                                          =============   =============

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                           June 30       December 31
                                                            1998             1997
                                                        -------------    -------------
                                                               (in thousands)
Diagnostic instruments                                  $       5,291    $       4,830
Machinery and equipment                                         3,913            3,464
Computers and related equipment                                 1,506            1,190
Leasehold improvements                                            533              472
Furniture and fixtures                                            183              177
                                                        -------------    -------------
                                                               11,426           10,133
Less accumulated depreciation and amortization                  4,791            4,028
                                                        -------------    -------------
                                                        $       6,635    $       6,105
                                                        =============    =============


4.      INTANGIBLES

Intangibles consist of the following:


                                          June 30       December 31
                                           1998            1997
                                       -------------   -------------
                                              (in thousands)
Customer base                          $       4,100   $       4,100
Developed technology                           2,800           2,800
Goodwill, patents and other                    2,244           2,244
                                       -------------   -------------
                                               9,144           9,144
Less accumulated amortization                  1,368           1,089
                                       -------------   -------------
                                       $       7,776   $       8,055
                                       =============   =============


5.      OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:


                                             March 31      December 31
                                               1998            1997
                                           -------------   -------------
                                                   (in thousands)
Accrued payroll and payroll taxes          $         380   $         421
Accrued commissions                                  320             146
Deferred revenue                                     667             334
Accrued legal reserves                                 0             946
Sales tax payable                                    463             410
Other accrued liabilities                            935             637
                                           -------------   -------------
                                           $       2,765   $       2,894
                                           =============   =============

6.   EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which was required to be adopted by the Company on December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and is computed using the weighted average number of shares of common stock outstanding in the periods presented, adjusted for the effect of dilutive securities on the balance sheet date. Net income per share for all periods has been presented in conformance with the requirements of SFAS No. 128 as well as Staff Accounting Bulletin No. 98 issued by the Securities and Exchange Commission in February 1998.


         Statement of Computation of Weighted Average Shares Outstanding
                      (in thousands except per share data)
                                   (Unaudited)


                                                         Three Months Ended                    Six Months Ended
                                                               June 30,                            June 30,
                                                  -------------------------------      -------------------------------
                                                       1998             1997               1998              1997
                                                  -------------     -------------      -------------     -------------
Net income                                        $       1,302     $      (1,378)     $       2,113     $      (1,169)
Weighted average common shares
  outstanding, basic                                     13,298            12,924             13,277            12,428
Add: dilutive stock options and warrants                  1,549                --              1,421                --
                                                  -------------     -------------      -------------     -------------
Weighted average common shares
  outstanding, diluted                                   14,847            12,924             14,698            12,428
Net income per share, basic                       $        0.10     $       (0.11)     $        0.16     $       (0.09)
                                                  =============     =============      =============     =============
Net income per share, diluted                     $        0.09     $       (0.11)     $        0.14     $       (0.09)
                                                  =============     =============      =============     =============


7.      PREFERRED SHARES PURCHASE RIGHTS DIVIDEND:

On March 9 1998, the Company's Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company's Common Stock for shareholders of record on May 8, 1998. Each right entitles stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of eighty-five dollars ($85.00). The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock.

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

8.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. At present, the only component of comprehensive income for the Company relates to foreign currency fluctuation adjustments. The components of comprehensive income for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                                   Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                  ---------------------      ----------------------
                                                    1998         1997          1998          1997
                                                  --------     --------      ---------     --------
Net Income (loss)                                 $  1,302     $ (1,378)      $  2,113     $ (1,169)
Foreign currency translation adjustments               (57)         306            (36)          55
                                                  --------     ---------      --------     --------
Comprehensive income (loss)                       $  1,245     $ (1,072)      $  2,077     $ (1,114)
                                                  ========     ========       ========     ========

The components of accumulated other comprehensive income (loss) at June 30, 1998 and December 31, 1997 were $(177) and $(141), respectively.

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

OVERVIEW:

Ventana Medical Systems, Inc. ("Ventana" or "the Company") develops, manufactures and markets proprietary instrument/reagent systems that automate immunohistochemistry ("IHC") and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company for each test conducted. Reagents consist of two principal components: a primary antibody and a detection chemistry which is used to visualize the primary antibody. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments, and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases.

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

As a result of the merger, the Company assumed certain contractual obligations and contingent liabilities including contractual arrangements with DAKO A/S ("DAKO"), Curtin Matheson Scientific, Inc. (a subsidiary of Fisher Scientific, Inc.) ("CMS"), Kollsman Manufacturing Company, Inc. ("Kollsman") and LJL BioSystems, Inc. ("LJL"). BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements. BioTek's instruments also use a detection chemistry and batch processing approach which differ from the Company's proprietary system and which also contribute to those products' lower margins. Ventana's strategy regarding BioTek has been to integrate the operations of BioTek into the Ventana business model, in which most manufacturing, sales and marketing activities are performed by the Company. The United States distribution agreement between BioTek and CMS was terminated by mutual agreement in October 1997. The international distribution agreement with DAKO was amended and restated in May 1998 and provides for exclusive distribution of TechMate instruments by DAKO in defined geographic areas until the earlier of December 31, 1999 or when DAKO introduces a competitive product.

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


RESULTS OF OPERATIONS:

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

Net Sales:

Net sales for the three and six months ended June 30, 1998 as compared to the same periods in 1997 increased 55% and 52% to $11.6 million and $21.9 million from $7.5 million and $14.4 million, respectively. The increase in net sales was attributable to an 99% and 91% increase in instrument sales for the three and six month periods and 40% and 38% increases in reagent and other sales for the three and six month periods. Instrument sales increased in both periods primarily due to large numbers of 1997 QRIB placements being converted to direct sales in 1998. Reagent and other sales increased due to sales of reagents to new customers and increased shipments to existing customers.

Gross Margin:

Gross profit for the three and six months ended June 30, 1998 increased to $8.1 million and $15.0 million, respectively, from $4.7 million and $8.9 million for the same periods in 1997, and the Company's gross margin for the three and six month periods increased to 70% and 68% from 63% and 62% for the prior year periods. Gross margins on instruments increased during the 1998 periods as a result of sales of the Company's NexES instrument, which was introduced in late 1997 and which has a lower manufacturing cost than its predecessor. Gross margins on reagent and other sales increased in the 1998 periods primarily due to a higher mix of proprietary reagent products, which carry a higher margin than batch processing reagents. In addition, higher pricing for reagents and increased service profitability contributed to the margin improvements.

Research and Development:

Research and development expenses were $1.4 million for the three months ended June 30, 1998, and $2.6 million for the six months ended June 30, 1998. These amounts represent a 95% increase for the three month period and an 80% increase for the six month period over the respective periods of the prior year. The increases resulted primarily from accelerated development work on new special stains and in situ hybridization instrumentation, but also reflected a general increase in research activity and headcount investment. Research and development expenses also increased as a percent of sales to approximately 12% for the both 1998 periods compared to approximately 10% for the same periods during 1997, for the reasons noted above.

Selling, General and Administrative ("SG&A"):

Presented below is a summary of SG&A expense for the three and six months ended June 30, 1998 and 1997.

 SG&A SUMMARY:


                                     Three Months Ended                               Six Months Ended
                                           June 30,                                        June 30,
                        --------------------------------------------      --------------------------------------------
                                1998                     1997                    1998                      1997
                        -------------------      -------------------      -------------------      -------------------
                                       %                        %                        %                         %
                            $        Sales          $         Sales            $       Sales           $        Sales
                        -------------------      -------------------      -------------------      -------------------
                                                              ($ in thousands)
Sales and marketing     $ 4,360          38%     $ 2,747          37%     $ 8,211          37%     $ 5,197          36%
Administration            1,187          10%         883          12%       2,310          11%       1,811          13%
                        -------------------      -------------------      -------------------      -------------------
  Total SG&A            $ 5,547          48%     $ 3,630          49%     $10,521          48%     $ 7,008          49%
                        ===================      ===================      ===================      ===================


SG&A expense for the three month and six months ended June 30, 1998 increased to $5.5 and $10.5 million from $3.6 million and $7.0 million for the three and six months ended June 30, 1997, respectively. SG&A expense as a percentage of net sales decreased slightly for both 1998 periods to 48% as compared to 49% for both periods in 1997. The fluctuation in SG&A expenses from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. The growth in sales and marketing expense in absolute terms is a function of the Company's decision to service the market through its own sales and marketing staff. In addition, increased sales volumes contributed to the increase as the Company increased its sales and marketing staff to support sales growth. As a percentage of sales, sales and marketing expenses were approximately equal during the 1997 and 1998 periods. The decline in administrative expenses as percentage of sales in the 1998 periods was due to a relative decline in litigation-related expenses. However, administrative expenses did increase in absolute terms due primarily to the Company's expanding business base in Europe and Japan.

Amortization of Intangibles:

Intangible assets consist primarily of goodwill, customer base and developed technology resulting from the BioTek acquisition, and patents. Such assets are amortized to expense over estimated useful lives of 15 to 20 years. As a result, the Company will charge to expense each quarter approximately $0.1 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to assess their continued value. Should the Company determine that any of these assets are impaired, it will write them down to their estimated fair market value.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 1998 the Company's principal source of liquidity consisted of cash and cash equivalents of $19.2 million. The Company also had a $5 million revolving bank credit facility and no borrowings outstanding thereunder as of June 30, 1998. As of June 30, 1998, a $0.5 million letter of credit had been issued to facilitate certain contract manufacturing arrangements for the production of TechMate instruments, leaving an available revolving credit facility of approximately $4.5 million. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

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

The Company expects to use approximately $3.0 million of its available resources during the next twelve months for expenditures to increase manufacturing capacity and to enhance to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest bearing, investment grade securities.

During the six months ended June 30, 1998 the Company used for operations and investing activities approximately $1.2 million, which was the same amount used in the six months ended June 30, 1997.

In connection with BioTek's agreement with DAKO, DAKO made two loans to BioTek secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. In May 1998, the Company and DAKO entered into an amended and restated distribution agreement for the purpose of addressing several matters including the pricing dispute for the TechMate 250. The new agreement provides for the aggregate amount of the negotiated reduction in the TechMate price to be added to the BioTek debt to DAKO and for the entire debt to be unsecured. The restated debt, which at June 30, 1998 was included as long term debt in the Company's Condensed Consolidated Financial Statements in the amount of $1.6 million, accrues interest at 7% per annum payable quarterly commencing January 1, 2000. Principal payments on the debt are to be made in 16 quarterly installments, also starting January 1, 2000.

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

FUTURE FLUCTUATIONS IN OPERATING RESULTS. The Company derives revenues from the sale of instruments and reagents through its direct sales force and certain international distributors.

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

RATE OF MARKET ACCEPTANCE AND TECHNOLOGICAL CHANGE. Use of the Company's automated systems to perform diagnostic tests is becoming increasingly accepted as a replacement for tests performed manually by laboratory personnel. The rate of market acceptance of the Company's products will be largely dependent on the Company's ability to persuade the medical community of the benefits of automated diagnostic testing using the Company's products. Market acceptance and sales of the Company's products may also be affected by the price and quality of its products. The Company's products could also be rendered obsolete or noncompetitive by virtue of technological innovations in the fields of cellular or molecular diagnostics.

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

MANUFACTURING RISKS. The Company has manufactured patient priority instruments and reagents for commercial sale since late 1991. Manufacturing of the Company's batch processing instruments is performed by third parties. As the Company continues to increase production of such instruments and reagents and develops and introduces new products, it may, from time to time, experience difficulties in manufacturing. The Company must continue to increase production volumes of instruments and reagents, in a cost effective manner, in order to be profitable. To increase production levels, the Company will need to scale-up its manufacturing facilities, increase its automated manufacturing capabilities and continue to comply with current GMP regulations prescribed by the FDA and other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries, including the International Standards Organization ("ISO") 9000 Series certifications.

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

In Europe and certain other territories, batch processing instruments are sold through DAKO, which also pays BioTek a fixed dollar royalty for each instrument in service in exchange for the right to sell its own reagents for use with such systems. The agreement with DAKO provides DAKO with exclusive distribution rights for batch processing instruments in Europe and other territories. The exclusive distribution right expires on the earlier of the date of DAKO's own product introduction or December 31, 1999. The Company does not anticipate generating from DAKO significant sales of batch processing instruments through the expiration date of this agreement.

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

FDA AND OTHER GOVERNMENT REGULATIONS. The manufacturing, marketing and sale of the Company's products are subject to extensive and rigorous government regulations in the

United States and other countries. In the United States, and certain other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA regulates, as medical devices, clinical diagnostic tests and reagents, as well as instruments used in the diagnosis of adverse conditions. The Federal Food, Drug and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. There are two principal FDA regulatory review paths for medical devices: 510(k) process and the PMA process. The PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process. Regulators of medical devices in foreign countries where the Company operates have regulations similar to the United States in most cases. Additionally, the Company is required to comply with the FDA's good manufacturing procedures regulations. These regulations mandate certain operating, control and documentation procedures when manufacturing medical products, instruments and devices.

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

PRODUCT LIABILITY AND RECALL; PRODUCT LIABILITY INSURANCE. The marketing and sales of the Company's diagnostic instruments and reagents entails risk of product liability claims. The Company has product liability insurance coverage with a per occurrence maximum of $1.0 million and an aggregate annual maximum of $10.0 million. There can be no assurance that this level of insurance coverage will be adequate or that insurance coverage will continue to be available on acceptable terms, or at all. A product liability claim or recall could have a material adverse effect on the Company's business, reputation, financial condition and results of operations.

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

READINESS FOR THE YEAR 2000. The Company has developed a plan to modify its information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by the fourth quarter of 1998. The cost of this project will be immaterial and the Company does not expect it to have a significant effect on operations. The Company will continue to implement systems with strategic value and has started to implement a major upgrade of its management information systems which is expected to be completed by early 1999. In addition, the Company is initiating formal communications with significant suppliers and customers to determine the extent of which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In March 1995, BioGenex Laboratories sued BioTek in the U.S. District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. BioGenex's claims included claims of both direct, indirect and contributory infringement. BioTek denied infringement and asserted several defenses, including the invalidity of the patent. In April 1995, BioTek ceased offering the products that were the subject of the alleged infringement. In May 1997, a judgment for approximately $850,000 was rendered against BioTek, which BioTek appealed. In April 1998, the Court of Appeals denied the appeal and the Company promptly satisfied all obligations stemming from the judgment.

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, fees and costs. On April 25, 1997, plaintiffs filed an amended complaint. The amended complaint makes the same allegations as the original complaint and adds a claim under North Carolina securities laws. In May 1997, the Company made a motion to transfer the action to the district of Arizona, or alternatively to the Central District of California, which was denied by the Court. On December 16, 1997, the Company filed a motion to dismiss the amended complaint, which motion is pending in the Court. There is currently a stay of discovery while the motion to dismiss is pending. Based on the facts known to date, the Company believes the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On July 16, 1997, a shareholder demand to review and copy corporate documents pursuant to Section 220 of the Delaware General Corporation Law was denied by the Company. As a result, as action entitled, , CA. Leung v. Ventana Medical Systems, Inc., No. 15812, was filed in the Court of Chancery for the State of Delaware. The plaintiff, which is related to the plaintiffs in the securities action discussed in the preceding paragraph, seeks inspection of certain books and records of the Company. The Company believes the plaintiff seeks the documents for an improper purpose and intends to defend this case vigorously. A trial on March 3, 1998 resulted in the judge ordering the parties to reach an agreement without a court order. The agreement provides only for the plaintiff's attorney to review the corporate documents supplied.

In connection with a disagreement as to which price should be charged by BioTek to DAKO for the sale of TechMate 250 instruments, DAKO filed an arbitration request with the International Chamber of Commerce in July 1997. The arbitration was scheduled for October 1998. The parties entered into an agreement in May 1998 which resulted in a resolution of the pricing dispute and termination of the arbitration proceeding.

The Company has received notices of various claims from certain former employees. In particular, a lawsuit was filed by a former employee in May 1998 against the Company alleging sexual discrimination and associated claims. Based on its review of the matter, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's business, financial condition or results of operations.

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

Management's nominees for Class II directors, as listed in the proxy statement were elected with the following vote:


                         Shares           Shares        Shares
                       voted "for"      "withheld"    not voted
                       ----------        -------      ---------
Edward M. Giles        10,814,920        354,230      2,089,631
Rex J. Bates           10,812,412        356,738      2,089,631

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                10.1(e) Amended and Restated Distribution Agreement with DAKO dated May 18, 1998.

                27.1      Financial Data Schedule.

           (b) Reports on Form 8-K.

               No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE




Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Ventana Medical Systems, Inc.



Date:   August 13, 1998         By: /s/ Pierre Sice
                                  ---------------------------
                                   Pierre Sice
                                   Vice President, Chief Financial Officer,
                                   Treasurer and Secretary. ( Principal
                                   Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------

10.1(e) Amendend and Restated Distribution Agreement with DAKO dated May 18, 1998.

27.1                         Financial Data Schedule