Form 10-Q
period 1998-09-30
VENTANA MEDICAL SYSTEMS INC
filed 1998-11-16
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________.

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


                Applicable Only to Issuers Involved in Bankruptcy
   (Formal name, former address and former fiscal year, if changed from last report)

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

Common Stock, $0.001 par value -- 13,392,428 shares as of October 30, 1998.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I.     Financial Information

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets
              September 30, 1998 (Unaudited) and December 31, 1997

              Condensed Consolidated Statements of Operations
              Three months ended September 30, 1998 and 1997 (Unaudited) Nine months ended September 30, 1998 and 1997 (Unaudited)

              Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1998 and 1997 (Unaudited)

              Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    Other Information

    Item 1.   Legal Proceedings

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 6.   Exhibits and Reports on Form 8-K.

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                                September 30,       December 31,
                      ASSETS                                         1998               1997
                                                                -------------      -------------
                                                                 (Unaudited)           (Note)
Current assets:
   Cash and cash equivalents                                    $      17,275      $      18,902
   Accounts receivable                                                 11,581              8,047
   Inventories (Note 2)                                                 8,157              5,134
   Other current assets                                                 3,073              2,109
                                                                -------------      -------------
Total current assets                                                   40,086             34,192
Property and equipment, net (Note 3)                                    6,901              6,105
Intangibles, net (Note 4)                                               7,637              8,055
                                                                -------------      -------------
Total assets                                                    $      54,624      $      48,352
                                                                =============      =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $       2,374      $       2,584
   Other current liabilities (Note 5)                                   3,224              2,894
                                                                -------------      -------------
Total current liabilities                                               5,598              5,478
Long term debt                                                          1,826                471
Stockholders' equity
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized (Note 7)                                                 --                 --
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 13,368,526 and 13,247,226 shares
     issued and outstanding at September 30, 1998 and
     December 31, 1997, respectively                                       13                 13
   Additional Paid-In Capital                                          78,148             76,313
   Accumulated deficit                                                (30,532)           (33,782)
   Accumulated other comprehensive losses (Note 8)                       (429)              (141)
                                                                -------------      -------------
Total stockholders' equity                                             47,200             42,403
                                                                -------------      -------------
Total liabilities and stockholders' equity                      $      54,624      $      48,352
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

See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30                        September 30
                                               ------------------------------       ------------------------------
                                                   1998              1997               1998              1997
                                               ------------      ------------       ------------      ------------
Sales:
  Instruments                                  $      3,047      $      2,142       $     10,469      $      6,032
  Reagents and other                                  8,061             5,872             22,576            16,393
                                               ------------      ------------       ------------      ------------
    Total net sales                                  11,108             8,014             33,045            22,425
Cost of goods sold                                    3,303             2,511             10,233             7,992
                                               ------------      ------------       ------------      ------------
Gross profit                                          7,805             5,503             22,812            14,433
Operating expenses:
  Research and development                            1,435               702              4,026             2,145
  Selling, general and administrative                 5,699             4,555             16,220            11,563
  Non-recurring expenses                               --                --                 --               1,656
  Amortization of acquisition costs                     128               128                382               382
                                               ------------      ------------       ------------      ------------
Income (loss) from operations                           543               118              2,184            (1,313)
Other income (expense)                                  594                (5)             1,066               257
                                               ------------      ------------       ------------      ------------
Net income (loss)                              $      1,137      $        113       $      3,250      $     (1,056)
                                               ============      ============       ============      ============
Net income (loss) per share (Note 6)
  Basic                                        $       0.09      $       0.01       $       0.24      $      (0.08)
                                               ============      ============       ============      ============
  Diluted                                      $       0.08      $       0.01       $       0.22      $      (0.08)
                                               ============      ============       ============      ============


See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                       September 30
                                                              -------------------------------
                                                                  1998               1997
                                                              ------------       ------------
OPERATING ACTIVITIES:
Net Income (loss)                                             $      3,250       $     (1,056)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                    1,990              1,505
    Changes in operating assets and liabilities, net                (6,301)            (2,258)
                                                              ------------       ------------
Net cash used in operating activities                               (1,061)            (1,809)

INVESTING ACTIVITIES:
Purchase of property and equipment, net                             (2,113)            (3,142)
Purchase of intangible assets                                         --                  (43)
                                                              ------------       ------------
Net cash used in investing activities                               (2,113)            (3,185)

FINANCING ACTIVITIES:
Issuance (repayment) of debt (including amounts
  from related parties) and stock                                    1,835            (10,321)
Net proceeds from public offering                                     --               26,138
                                                              ------------       ------------
Net cash provided by financing activities                            1,835             15,817

Effect of exchange rate change on cash                                (288)                47
                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents                (1,627)            10,870

Cash and cash equivalents, beginning of period                      18,902             11,067
                                                              ------------       ------------
Cash and cash equivalents, end of period                      $     17,275       $     21,937
                                                              ============       ============


See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


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


2.  INVENTORIES

Inventories consist of the following:

                                           September 30    December 31
                                               1998            1997
                                          -------------   -------------
                                                 (in thousands)

Raw material and work-in-process          $       4,337   $       4,033
Finished goods                                    3,820           1,101
                                          -------------   -------------
                                          $       8,157   $       5,134
                                          =============   =============

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         September 30     December 31
                                                            1998             1997
                                                        -------------    -------------
                                                               (in thousands)
Diagnostic instruments                                  $       5,627    $       4,830
Machinery and equipment                                         3,990            3,464
Computers and related equipment                                 1,849            1,190
Leasehold improvements                                            543              472
Furniture and fixtures                                            188              177
                                                        -------------    -------------
                                                               12,197           10.133
Less accumulated depreciation and amortization                  5,296            4,028
                                                        -------------    -------------
                                                        $       6,901    $       6,105
                                                        =============    =============


4.  INTANGIBLES

Intangibles consist of the following:

                                       September 30     December 31
                                           1998            1997
                                       ------------    ------------
                                             (in thousands)
Customer base                          $      4,100    $      4,100
Developed technology                          2,800           2,800
Goodwill, patents and other                   2,244           2,244
                                       ------------    ------------
                                              9,144           9,144
Less accumulated amortization                 1,507           1,089
                                       ------------    ------------
                                       $      7,637    $      8,055
                                       ============    ============


5.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

                                           September 30     December 31
                                               1998            1997
                                           ------------    ------------
                                                 (in thousands)
Accrued payroll and payroll taxes          $        836    $        421
Accrued commissions                                 379             146
Deferred revenue                                    891             334
Accrued legal reserves                                0             946
Sales tax payable                                   256             410
Other accrued liabilities                           862             637
                                           ------------    ------------
                                           $      3,224    $      2,894
                                           ============    ============

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


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

              Statement of Computation of Weighted Average Shares
                  Outstanding and Net Income (Loss) Per Share
                     (in thousands except per share data)
                                  (Unaudited)


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                  ------------------------------      ------------------------------
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $      1,137      $        113      $      3,250      $     (1,056)
Weighted average common shares
  outstanding, basic                                    13,351            13,031            13,301            12,629
Add: dilutive stock options and warrants                 1,391               958             1,390              --
                                                  ------------      ------------      ------------      ------------
Weighted average common shares
  outstanding, diluted                                  14,742            13,989            14,691            12,629
Net income (loss) per share, basic                $       0.09      $       0.01      $       0.24      $      (0.08)
                                                  ============      ============      ============      ============
Net income (loss) per share, diluted              $       0.08      $       0.01      $       0.22      $      (0.08)
                                                  ============      ============      ============      ============


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

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)




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


8.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. At present, the only component of comprehensive income for the Company relates to foreign currency translation adjustments. The components of comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 are as follows:


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $      1,137      $        113      $      3,250      $     (1,056)
Foreign currency translation adjustments                  (252)               (8)             (288)               47
                                                  ------------      ------------      ------------      ------------
Comprehensive income (loss)                       $        885      $        105      $      2,962      $     (1,009)
                                                  ============      ============      ============      ============

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have significant effect on the Company's reported segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

The following discussion of the financial condition and results of operations of Ventana Medical Systems, Inc. ("Ventana" or "the Company") should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those anticipated by such forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning risks associated with the incidence of cancer and cancer screening, improvements in automated immunohistochemistry ("IHC"); the ability of the Company to implement its business strategy; development and introduction of new products by the Company or other parties; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

OVERVIEW:

Ventana develops, manufactures and markets proprietary instrument/reagent systems that automate tissue preparation, IHC tests, special stains ("SS") tests and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company for each test conducted. Reagents consist of primary antibodies, detection chemistry used to visualize primary antibodies plus chemical compounds and dies used in special stains. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments, and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases.

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

On October 14, 1998, Ventana acquired Biotechnology Tools, Inc. ("BTTI"), a Tucson company engaged in the design and manufacture of tissue processors, microtomes, ultra microtomes and cryogenic devices, for a consideration of $6.5 million. The consideration is subject to a $1.5 million offset for amounts due BTTI from certain management shareholders and to a retention by the Company of $1.2 million to fund potential adjustments in the purchase price and to secure the indemnification on obligations of the selling shareholders. The acquisition will be accounted for as a purchase.

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

The Company's future results of operations may fluctuate significantly from period to period due to a variety of factors. The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sales of reagents, which begin and typically are recurring once an instrument is placed. The Company's operating results in the future are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through QRIBs or rentals. In addition, average daily reagent use by customers may also fluctuate from period to period, which may contribute to future fluctuations in revenues. Sales of instruments may also fluctuate from period to period because sales to the Company's international distributors typically provide such distributors with several months of instrument inventory, which the distributors will subsequently seek to place with end-users. The Company's instrument installed base includes instruments shipped to DAKO and recognized as sales. Furthermore, due both to the Company's increased sales focus on smaller hospitals and laboratories and the relatively high reagent sales growth rates in recent fiscal periods, the rate of growth in reagent sales in future periods could be below that experienced during the past several fiscal periods. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by the Company and its competitors, market acceptance of the Company's current or new products, developments with respect to regulatory matters, availability and cost of raw materials purchased from suppliers, competitive pricing pressures, increased sales and marketing expenses associated with the implementation of the Company's market expansion strategies for its instruments and reagent products, and increased research and development expenditures. Future instrument and reagent sales could also be adversely affected by the configuration of the Company's patient priority systems, which require the use of the Company's detection chemistries, particularly if and to the extent that competitors are successful in developing and introducing new IHC instruments or if competitors offer reagent supply arrangements having pricing or other terms more favorable than those offered by the Company. Such increased competition in reagent supply could also adversely affect sales of reagents to batch processing instrument customers since those instruments do not require the use of the Company's reagents. In connection with future introductions of new products, the Company may be required to incur charges for inventory obsolescence in connection with unsold inventory of older generation products. To date, however, the Company has not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions. In addition, a significant portion of the Company's expense levels is based on its expectation of higher levels of revenues in the future and is relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected.


RESULTS OF OPERATIONS:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

Net Sales:

Net sales for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 increased 39% and 47% to $11.1 million and $33.0 million from $8.0 million and $22.4 million, respectively. The increase in net sales was attributable to a 42% and 74% increase in instrument sales for the three and nine month periods and 37% and 38% increases in reagent and other sales for the three and nine month periods. Instrument sales increased in the three month period primarily as a result of increased direct sales resources in the U.S. In addition, the nine month period benefited from a substantial number of 1997 QRIB placements being converted to direct sales in 1998. Reagent and other sales increased due to sales of reagents to new customers and increased shipments to existing customers.

Gross Margin:

Gross profit for the three and nine months ended September 30, 1998 increased to $7.8 million and $22.8 million, respectively, from $5.5 million and $14.4 million for the same periods in

1997. In addition, the Company's gross margin for the three and nine month periods increased to 70% and 69% from 69% and 64% for the prior year periods. Gross margins on instruments increased during the 1998 periods as a result of sales of the Company's NexES instrument, introduced in late 1997, which has a lower manufacturing cost than its predecessor. Gross margins on reagent and other sales increased in the 1998 periods partly due to a higher mix of proprietary reagent products, which carry a higher margin than batch processing reagents. In addition, higher pricing for reagents and increased service profitability contributed to the margin improvements.

Research and Development:

Research and development expenses were $1.4 million for the three months ended September 30, 1998, and $4.0 million for the nine months ended September 30, 1998. These amounts represent a 104% increase for the three month period and an 88% increase for the nine month period over the respective periods of the prior year. The increases resulted primarily from substantial development work on new special stains and in situ hybridization instrumentation, but also reflected an increase in reagent research activity and headcount investment. Research and development expenses also increased as a percent of sales to 13% for the three months and 12% for the nine months in 1998 periods compared to 9% and 10% for the respective periods in 1997, for the reasons noted above.

Selling, General and Administrative ("SG&A"):

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 1998 and 1997.

SG&A SUMMARY:

                              Three Months Ended                  Nine Months Ended
                                 September 30,                      September 30,
                       --------------------------------    --------------------------------
                            1998              1997              1998              1997
                       --------------    --------------    --------------    --------------
                                 %                 %                 %                %
                         $     Sales       $     Sales       $     Sales       $    Sales
                       --------------    --------------    --------------    --------------
                                                 ($ in thousands)

Sales and marketing    $ 4,337     39%   $ 3,272     41%   $12,548     38%   $ 8,470     38%
Administration           1,362     12%     1,283     16%     3,672     11%     3,093     14%
                       --------------    --------------    --------------    --------------
  Total SG&A           $ 5,699     51%   $ 4,555     57%   $16,220     49%   $11,563     52%
                       ==============    ==============    ==============    ==============


SG&A expense for the three month and nine months ended September 30, 1998 increased to $5.7 and $16.2 million from $4.6 million and $11.6 million for the three and nine months ended September 30, 1997, respectively. SG&A expense as a percentage of net sales decreased in 1998 periods to 51% and 49% for the three and nine month periods as compared to 57% and 52% for the respective 1997 periods. The increase in SG&A expenses from period to period reflects the growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. As a percentage of sales, sales and marketing expenses fell slightly in the quarter as compared to the prior year quarter, but were equal during the nine month periods of 1997 and 1998. The decline in administrative expenses as percentage of sales in the 1998 periods was due to a relative decline in litigation-related expenses. However, administrative expenses did increase in absolute terms due primarily to the Company's expanding business base in Europe and Japan.

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

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1998 the Company's principal source of liquidity consisted of cash and cash equivalents of $17.3 million. The Company also had a $5 million revolving bank credit facility and no borrowings outstanding thereunder as of September 30, 1998. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

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

On October 14, 1998, Ventana acquired BTTI, a Tucson company engaged in the design and manufacture of tissue processors, microtomes, ultra microtomes and cryogenic devices, for a consideration of $6.5 million. The consideration is subject to a $1.5 million offset for amounts due BTTI from certain management shareholders and to a retention by the Company of $1.2 million to fund potential adjustments in the purchase price and to secure the indemnification on obligations of the selling shareholders. The acquisition will be accounted for as a purchase.

The Company expects to use approximately $4.0 million of its available resources during the next twelve months for expenditures to increase manufacturing capacity and to enhance to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest-bearing, investment grade securities.

During the nine months ended September 30, 1998, net cash used in operations and investing activities was approximately $3.2 million, $1.8 million less than the amount used in the nine months ended September 30, 1997.

In connection with BioTek's agreement with DAKO, DAKO made two loans to BioTek secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. In May 1998, the Company and DAKO entered into an amended and restated distribution agreement for the purpose of addressing several matters including the pricing dispute for the TechMate 250. The new agreement provides for the aggregate amount of the negotiated reduction in the TechMate price to be added to the BioTek debt to DAKO and for the entire debt to be unsecured. The restated debt, which at September 30, 1998 was included as long term debt in the Company's Condensed Consolidated Financial Statements in the amount of $1.6 million, accrues interest at 7% per annum payable quarterly commencing January 1, 2000. Principal payments on the debt are to be made in 16 quarterly installments, also starting January 1, 2000.

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

READINESS FOR THE YEAR 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company has developed a plan to modify its information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by the fourth quarter of 1998. The total cost of this project will be less than $10,000, none of which has been or will be capitalized. The Company does not expect the project to have a significant impact on its information technology ("IT") budget or other non-related IT projects. The Company will continue to implement systems with strategic value and has started to implement a major upgrade of its management information systems which is expected to be completed in 1999.

In addition, the Company is initiating formal communications with significant suppliers and customers to determine the extent of which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control. To the extent that the Company does not receive adequate responses by early 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than mid-1999. At this time, the company cannot estimate the additional cost, if any, that might develope from such contingency plans. Breakdowns in the Company's computer systems and applications, such as its manufacturing application software and the computer chips embedded in its plant equipment, as well as other Year 2000-related problems such a disruptions in the delivery of materials, power, heat or water to the Company's facilities, could prevent the Company from being able to manufacture and ship its products. If the Company were to fail to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect the Company's results of operations, liquidity and financial condition. To date, estimated Year 2000 costs are not considered by the Company to be material to its financial condition.

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

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, fees and costs. On April 25, 1997, plaintiffs filed an amended complaint. The amended complaint makes the same allegations as the original complaint and adds a claim under North Carolina securities laws. In May 1997, the Company made a motion to transfer the action to the district of Arizona, or alternatively to the Central District of California, which was denied by the Court. On December 16, 1997, the Company filed a motion to dismiss the amended complaint. On September 23, 1998, the Court granted in part and denied in part the Company's motion to dismiss the suit. Specifically, the Court dismissed two counts of the complaint but declined to dismiss four counts. In October the Company filed an application for order certifying an immediate appeal, which is pending. Based on the facts known to date, the Company believes the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

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

The Company has received notices of various claims from certain former employees. In particular, a lawsuit was filed by a former employee in May 1998 against the Company alleging sexual discrimination and associated claims. Based on its review of the matter, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

Other than the foregoing proceedings, the Company is not a party to any material pending litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1    Financial Data Schedule.

        (b)    Reports on Form 8-K.

               No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE




Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Ventana Medical Systems, Inc.


                                        /S/ Pierre Sice
Date:   November 13, 1998           By: _____________________________________
                                        Pierre Sice
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary.
                                        (Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------

 27.1                    Financial Data Schedule