Form 10-K405
period 1998-12-31
VENTANA MEDICAL SYSTEMS INC
filed 1999-03-31
CIK 893160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the calendar year ended December 31, 1998.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to _________.

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $166,581,268 based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 1998, the Registrant had outstanding 13,381,819 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

================================================================================

                         VENTANA MEDICAL SYSTEMS, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I...............................................................       1

   Item 1.  BUSINESS.................................................       1
   Item 2.  PROPERTIES...............................................       23
   Item 3.  LEGAL PROCEEDINGS........................................       23
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......       24

PART II..............................................................       25

   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS..............................       25
   Item 6.  SELECTED FINANCIAL DATA..................................       26
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS......................       27
   Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..............................................       36
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............       36
   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE......................       36
PART III.............................................................       37

   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......       37
   Item 11. EXECUTIVE COMPENSATION...................................       40
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...............................................       40
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........       40

PART IV..............................................................       41

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K..............................................       41

PART I

ITEM 1. BUSINESS

THE COMPANY

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

        Ventana was incorporated in California in June 1985 and was reincorporated in Delaware in December 1993. As used in this Report on Form 10-K, the terms "Ventana" and the "Company" refer to Ventana Medical Systems, Inc. and its subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., Biotechnology Tools, Inc., and BioTek Solutions, Inc. unless the context otherwise requires. The Company's principal executive offices are located at 3865 North Business Center Drive, Tucson, Arizona 85705. Its telephone number is (520) 887-2155.

        Overview

        Ventana develops, manufactures and markets instrument/reagent systems that automate tissue preparation and slide staining in histology laboratories worldwide. Tissue preparation involves removing water from the sample and embedding the sample in paraffin for tissue preservation and subsequent cutting prior to mounting on slides. Slide staining is used to perform immunohistochemistry ("IHC"), special stains ("SS"), and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. These tests are important tools used in diagnosing and selecting appropriate treatment for cancer and infectious diseases. The Company believes that it is the worldwide leader in the automated IHC testing market, as the Company estimates that its worldwide installed base is several times as large as the combined installed base of all of the Company's current competitors. Ventana has placed instruments with leading cancer centers, including the Mayo Clinic, the Dana Farber Cancer Institute, The Johns Hopkins University, the M.D. Anderson Cancer Center, the Fred Hutchinson Cancer Center, and Memorial Sloan-Kettering Cancer Center. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies with each test conducted. Consequently, two key elements of the Company's strategy are to increase the number of instrument placements and to maximize the recurring revenue stream per placement through increased sales of reagents and supplies.

        In late 1991, Ventana began commercial shipment of its first system, the Ventana 320 instrument and related reagents used for automated IHC tests. Since then, Ventana has developed and introduced the Ventana ES, the successor to the 320, the Ventana gen II, which is capable of performing ISH tests in addition to IHC tests, and the NexES as a successor to the ES. In October 1998, Ventana introduced the NexES Special Stains to automate the application of special stains to tissue to diagnose bacterial, viral or connective tissue disorders. These patient priority systems use Ventana's proprietary horizontal slide processing technology to perform multiple tests rapidly on a single patient biopsy. In February 1996, Ventana acquired BioTek Solutions, Inc. ("BioTek") which introduced its first automated IHC system, the TechMate 1000, in 1992, and has also introduced the successor TechMate 500 instrument as well as the TechMate 250 instrument. BioTek's batch processing systems use proprietary vertical slide processing technology to reliably and cost effectively process high volumes of single tests on multiple patient biopsies. These complementary product lines enable Ventana to serve a broad range of customers. Smaller hospitals, which generally do not handle a high volume of cancer patients, typically use patient priority systems to meet their automated testing needs. Reference and research laboratories that serve numerous institutions typically use batch-processing systems to process large volumes of tests. Large hospitals with a high volume of patients and a broad range of test requirements may use both patient priority and batch processing systems.

        Cancer is the second leading cause of death in the United States. According to the American Cancer Society estimates, 1.3 million new cancer cases were diagnosed in 1998 and 564,800 died of the disease in the United States. Currently, approximately 11 million people in the United States have a history of invasive cancer.

Recent studies have indicated that the mortality rates of certain types of cancer have decreased which may be attributed to, among other factors, earlier detection and selection of appropriate therapies. The vast majority of IHC testing associated with cancer diagnosis and treatment in the United States is conducted in an aggregate of approximately 2,200 clinical institutions and reference and research laboratories which the Company estimates creates the opportunity for the placement of as many as 2,500 automated IHC testing instruments. The Company estimates that the placement opportunities for SS instruments in the U. S. are slightly larger than for IHC instruments. The Company believes that less than 60% of such institutions and laboratories currently conduct IHC testing on an automated basis. The international market for automated IHC, SS and ISH testing is estimated by the Company to be approximately 1.5 times the size of the United States market, with Europe accounting for the majority of the international market potential. It is further estimated that automated IHC staining systems have penetrated less than 25% of European labs and less than 5% of the labs in Japan and the rest of the world. SS staining is performed manually on a worldwide basis.

        Currently, most IHC and all special stains testing is performed manually which often yields inconsistency of test results. As compared to manual IHC testing, Ventana's automated systems provide improved reliability, reproducibility and consistency of test results. The systems' economic advantages include faster turnaround time, increased test throughput and a reduced dependence on skilled laboratory technicians, thereby reducing costs per test. Additional benefits include the ability to perform new and emerging diagnostic tests and improved visual clarity, which aids the interpretation of test results and the ability to obtain maximum clinical information from minimally sized biopsies. The Company believes it will play a critical, expanding role in cancer science as researchers will use Ventana systems to accelerate the identification and development of new tests and that its installed base of instruments will speed the commercialization and clinical implementation of such new tests. The Company anticipates that its reagent test menu will expand due to the major emphasis of cancer research on the identification of new prognostic IHC and ISH indicators.

        In October 1998, Ventana acquired Biotechnology Tools, Inc. ("BTTI") a commercial manufacturer of microtomes and tissue processors. Tissue processors and microtomes are directly involved in the preparation of tissue specimens used by the NexES IHC, NexES SS, and ISH systems. BTTI introduced its first tissue processor, the PTP-1530 in late 1992. The PTP-1530 is a batch instrument that has a specimen chamber that serves as the site of fluid exchange. Within the specimen chamber, a series of fluids are passed that stabilize and infiltrate the tissue with paraffin wax. This overnight process is performed on every tissue specimen that is obtained in a clinical setting. The PTP-1530, introduced to Ventana customers as the Ventana Renaissance can process up to 350 specimens simultaneously. The PTP-1530 has a number of unique features that differentiate it from the competition including a pulse magnetic stirring system that significantly improves the quality of processed specimens.

        In addition to the PTP-1530, BTTI manufactured a series of manual, semi-automated, and automated microtomes for the histology and electron microscopy laboratory. Microtomes are precision devices that have to reproducibly cut thin slices from paraffin embedded blocks in the range of 2 - 20 millionths of a meter in thickness. Ventana has introduced three of the microtomes into the market as the Ventana 100, 200, and 300 Series.

        In November 1998, Ventana acquired substantially all of the oncology assets of Oncor, Inc. to control the delivery of certain gene-based tests in furtherance of the Company's ISH expansion strategy.

INDUSTRY OVERVIEW

Immunohistochemistry

        Cancer is the second leading cause of death in the United States. According to the American Cancer Society estimates, 1.3 million new cancer cases were diagnosed in 1998 and 564,800 died of the disease in the United States. Currently, approximately 11 million people in the United States have a history of invasive cancer. In the United States, the lifetime risk of developing invasive cancer is 47% for males and 38% for females. The risk of developing cancer increases with age. Among the principal forms of cancer are prostate, lung, breast, colon, rectal, urinary, ovarian and cervical cancer, along with leukemia and lymphoma.

        Early detection is one of the primary factors in increasing the long-term survival of cancer patients. It is believed to be at least partially responsible for decreases in mortality rates that have recently been observed for several types of cancer. Health care professionals are increasing their emphasis on and use of screening and early detection programs for cancer because cancer treatments are generally significantly more effective and less costly the earlier that cancer is detected. Complementing screening and early detection are recent advances in less invasive biopsy methods that can obtain tissue samples from progressively smaller tumors. As a result of these developments, there has been a steady increase in the initial diagnosis of invasive cancer. However, smaller tissue samples are often difficult to analyze with traditional diagnostic tests, increasing the dependence of surgical pathologists on IHC for accurate diagnosis of early stage cancer.

        After preliminary screening of a biopsy to determine the presence of cancer, IHC is the principal diagnostic test method used for cancer diagnosis and therapy selection. IHC tests use specific antibodies to identify and detect antigens (proteins) in cells and tissues, which assist pathologists in assessing various aspects of a patient's cancer. IHC tests, or assays, have two major components: primary antibodies and detection chemistries. The primary antibody is the specific antibody used to bind to the antigen in question. Detection chemistries are composed of multiple reagents including secondary antibodies, enzyme conjugates/complexes and chromogenic enzyme substrates, which allow visualization of the primary antibody.

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

Special Stains

        Special stains use a variety of dyes to stain specific tissue components. Special stains have had a long history of use in the diagnosis of cancer, the identification of specific tissue components, and the identification of infectious agents.

        Special stains tests are performed on cell and tissue specimens to:

        -   Determine the type of cancer

        -   Determine the site of primary tumor

        -   Determine the degree of pathologic change

        -   Identify tissue structures

        -   Identify infectious agents

        -   Assist in the selection of appropriate therapy

        Special stains are technically more difficult to perform than an IHC stain. This difficulty arises both during the preparation of reagents as well as in the performance of the assay. Each special stain may require different reagents, each of which may have limited stability. In addition to the difficulty involved with the preparation and management of reagents, producing a high quality special stain slide requires the technician to manage multiple reagents at a variety of temperatures for different lengths of time. The technical challenges associated with this procedure illustrate why performing quality special stains has been considered more an "art" than a "science." The Ventana NexES SS system was designed to overcome the technical challenges associated with manual special stains. The enabling technology associated with this system when combined with the prepackaged special stains reagents were designed to produce high quality, reproducible staining using an easy to use, automated platform.

In Situ Hybridization

        ISH tests are advanced tests for infectious disease and cancer diagnosis and other applications that generate visual signals based on probes used to detect the presence of specific nucleic acids (DNA/RNA) contained in a cell. Over the next decade, Ventana believes that ongoing research and development in the field of molecular analysis will result in the continued introduction of new ISH tests.

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

Tissue Processors and Microtomes

        The preparation of surgical specimens in a laboratory requires the pathologist or physician's assistant (P.A.) to describe the specimen, and to sample appropriate regions for microscopic examination. In this process, tissue specimens are placed into a plastic cassette that is used to immobilize the tissue during tissue processing. The routine preparation of tissue samples occurs on a Tissue Processor, an automated batch instrument that facilitates the fixation, dehydration, clearing, and infiltration of the tissue specimen. This process results in the stabilization of the tissue specimen, and its infiltration in a supporting medium (paraffin). The paraffin infiltrated tissue specimen is then oriented within a mold and embedded in fresh paraffin wax. The development of automated systems for tissue processing has significantly improved the quality of the prepared tissue.

        Since the quality of the processed specimen clearly impacts the sensitivity and reliability of the IHC, SS and ISH produced on the Ventana staining systems, Ventana's entry into tissue processing is an important step in assuring the quality of Ventana's core business. The Ventana Renaissance is a batch tissue processor that can process up to 350 specimens simultaneously. The Renaissance has a number of unique features that differentiate it from the competition including a pulse magnetic stirring system that significantly enhances processing quality, and a paraffin cleaning system that extends the life of the paraffin.

        In order to prepare slides for microscopic examination, the tissue blocks are placed onto a microtome, which is a precision device used to cut thin sections for microscopic examination. The quality of the prepared sections is critically important in the evaluation of surgical specimens. In addition to the tissue processor, BTTI manufactured a series of manual, semi-automated, and automated microtomes used in the preparation of microscopic sections. The three microtome lines are currently branded as the Ventana 100, 200, and 300 series. Since repetitive motion injuries pose significant risks to technicians who use microtomes, the semi-automated and automated microtomes were designed reduce the repetitive motions used in tissue sectioning.

VENTANA STRATEGY

        The Company's strategy is to strengthen its worldwide leadership position in the automated IHC testing market and to develop and expand the automated SS and ISH testing markets. In order to implement this strategy, the Company intends to:

        Maximize Instrument Placements. The Company's strategy is to strengthen its competitive position in the automation of IHC testing by establishing a larger installed base of instruments that current or future market entrants must overcome. The Company estimates that its worldwide installed base is several times as large as the combined installed base of instruments of all of the Company's current competitors. The Company believes that its placement of instruments in 43 of the 58 cancer centers identified as principal cancer research centers by the National Cancer Institute provides a powerful reference tool for potential new customers. To facilitate instrument placements, the Company offers customers a wide selection of instruments, which address the patient priority needs of hospital clinical laboratories and the batch processing needs of large hospitals and reference and research laboratories. In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including leases, direct sales, rentals and the Qualified Reagent Installed Base program ("QRIB") and to expand the range and price points of its instrument offerings. In a QRIB, the Company provides the customer with the use of an instrument for up to six months, provided the customer purchases a minimum of $3,000 in IHC or $2,500 in SS consumables. At the end of the six-month period, the customer must elect to purchase, rent or return the system. The Company believes it can accelerate the rate of expansion of its installed base by emphasizing the placement of instruments through QRIBs.

        Maximize Revenue Stream Per Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. The Company seeks to increase this revenue stream by converting all existing manual tests performed by the customer to full automation and by selling to the customer all reagents required for such tests. The Company then seeks to have the customer expand its test menu through the inclusion of all tests that are offered by Ventana as well as new tests as they are introduced. To meet these objectives, the Company's systems have been designed as broad enabling platforms, which permit customers to easily expand their test menu. The Company also has a comprehensive customer education program, which includes on-site technical training in instrument use, user group meetings and Company-sponsored national teleconferences with leading medical experts who regularly update customers on diagnostic and testing developments.

        Develop New and Enhanced Products. Since 1991, the Company has successfully introduced and commercialized the Ventana NexES SS, the Ventana NexES IHC, the Ventana ES, the gen II, the TechMate 500 and the TechMate 250, as well as systems to support all these instrument platforms. Ventana is also developing additional instruments to automate other labor-intensive activities in histology labs and is also developing next generation ISH instruments. The Company intends to continue to innovate in the field of automated cellular diagnostics through the development and introduction of new instruments, software and reagents.

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

PRODUCTS

        The Company offers proprietary systems composed of instrumentation, reagents and consumable products which are designed to enable clinical and research laboratories to perform standardized IHC, SS and ISH testing. The proprietary nature of the Company's systems is based upon the interrelationship among the electronics and mechanical and software control of the instrument and the stabilization, composition, packaging and delivery of reagents. The Company's broad line of products includes patient priority systems targeted to hospital clinical laboratories and batch-processing systems targeted to large hospital clinical laboratories and reference and research laboratories. The Company's patient priority systems are "closed" in that customers must purchase detection chemistries from Ventana in order to operate the instruments. Although the Company's existing batch processing systems are "open," providing the customer with the ability to purchase reagents from either the Company or other sources, users of approximately 83% of the Company's United States installed batch processing systems regularly purchase reagents from the Company. The following are the principal benefits of automated cellular and tissue analysis using the Company's integrated systems as compared with manual methods:

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

        The Ventana NexES is based upon a modular design and an external personal computer operating under a Windows 95 environment for software control. Each module holds up to 20 slides in the reaction chamber and 25 reagents on its reagent carousel. The modular design of the NexES and external personal computer permits the linkage of up to eight NexES IHC or SS modules together, creating the capacity to process up to 160 slides. The NexES therefore offers users a significant degree of flexibility as users can purchase from one to eight modules depending upon their test volume requirements. The Special Stains System has a new enabling technology, the aspiration and dispense system (ADS) that provides flexibility in dispensing volume, while allowing the instrument to use reagents with different chemical properties. In addition to the ADS system, the kinetic heating system has been modified to provide for the 60 degree celsius heating that is required for quality Special Stains.

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

        Batch Processing Instruments. The Company's line of TechMate batch processing instruments are designed for large volume testing using a single antibody on multiple patient biopsies and research applications in which long incubation times and unique detection chemistries are required. The Company's batch processing instruments employ capillary action to perform IHC tests. Patient biopsies are placed on capillary gap slides, which maintain a space of predetermined width between adjacent slides when loaded into TechMate systems. Reagents are loaded into disposable reagent trays and programmable software directs the instrument to apply the reagents in the proper sequence. The instrument immerses the bottoms of the slides in the reagents as programmed and the reagents are drawn up the slide and over the tissue specimen by capillary action. After each reagent application and incubation, the instrument removes the reagent from the specimen by placing the slides onto disposable blotting pads.

        The Company's original batch instrument, the TechMate 1000, has a 300-slide capacity. This large capacity is suited to large reference laboratories, which run a limited number of antibody tests on vast numbers of patient biopsies. The Company has ceased production of the TechMate 1000. The successor instrument, the TechMate 500, has a 120-slide capacity, which is applicable to both large and moderately-sized reference laboratories and large research laboratories. The TechMate 250, which has a 40-slide capacity, is targeted primarily for the European and other international markets.

Tissue Processor and Microtomes

        The Renaissance tissue processor is a batch instrument that can accommodate up to 350 specimens per run. This completely enclosed system can be configured as a floor or bench top unit. The Renaissance has easy to use software that has unlimited programmability. The Renaissance has a pulse magnetic stirrer that, in conjunction with kinetic technology significantly improves the quality of prepared tissue. The quality control system with the Renaissance allows the user to monitor the quality of their reagents using a reagent quality monitoring system, and to extend the life of their reagents using a paraffin cleaning system. The Ventana series of microtomes offer a complete range of instruments including a fully manual, semi-automated, and automated system. The 100 Series manual microtome is a manual microtome designed for the budget-minded lab. The 200 Series microtome is a semi-automated microtome, which has an automated trim function reducing the repetitive motion, associated with trimming. The 300 Series Microtome is a fully automated microtome which features automated trimming and cutting, significantly reducing the repetitive motion involved in paraffin sectioning.

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

        Primary Antibodies. Ventana sells a line of in excess of 175 primary antibodies used to detect antigens in combination with detection chemistry kits on the Company's instruments. Ventana markets all of the antibodies used to perform the IHC tests that currently account for more than 90% of total IHC test volume.

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

        Special Stain Kits. Ventana sells 10 Special Stain kits that perform greater than 85% of all the tests performed in the Histology laboratory. The Company's Special Stain Kits were developed using proprietary formulations. The Special Stains kit, when combined with the NexES Special Stains system, produce high quality, robust staining that is optimized for use on the system. The kits produce a visual signal at the site of dye binding allowing the pathologist to characterize pathologic changes of infectious agents. The kits have been formulated to provide long term stability while maintaining a high signal to noise ratio.

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

Immunohistochemistry

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

        The Company estimates there are as many as 2,500 IHC instrument placement opportunities in the 2,200 potential instrument site locations in the United States. The international market for instrument placements is estimated by the Company to be approximately 1.5 times the size of the United States market. Europe is estimated to account for the majority of the international market potential, and Japan, the Pacific Rim and Latin American markets constitute the balance of the international market opportunity.

        The Company believes that less than 60% of the United States potential instrument sites currently conduct IHC testing on an automated basis. The Company believes that its worldwide installed base is several times as large as the combined installed base of instruments of all of the Company's current competitors.

        Ventana has placed instruments with leading cancer centers, including the Mayo Clinic, the Dana Farber Cancer Institute, The Johns Hopkins University, the M.D. Anderson Cancer Center, the Fred Hutchinson Cancer Center, and Memorial Sloan-Kettering Cancer Center.

Special Stains

        The Special Stains instrument market is larger than the IHC market, in that virtually all labs perform Special Stains. The Company estimates that there are greater than 8,000 labs worldwide performing Special Stains providing as many as 10,000 instrument placement opportunities.

Tissue Processor and Microtome

        The tissue processor and microtome market is the largest market available in the histology laboratory with as many as 12,000 instrument placement opportunities in the tissue processor market and 48,000 instrument opportunities available in the microtome market. On an annual basis, 6 companies compete for the 1,000 tissue processor placements, and 9 companies compete for the 3,000 microtome placements per year.

SALES, MARKETING AND CUSTOMER SUPPORT

        Ventana markets and sells its instruments and reagents through a direct sales force in North America, certain European countries, and Japan. It has also established distribution relationships in other countries and has a distribution arrangement with DAKO, a manufacturer and supplier of reagents used in manual IHC testing, which was inherited with the BioTek acquisition and only relates to batch processing systems for certain countries outside the United States.

        In the United States and Canada, Ventana's systems are sold through its direct sales force. The sales force is organized around geographic territories, which have been designed to provide each sales representative with an approximately equal number of sales opportunities. The sales force is also divided between a key account sales force, which is focused on large users, a U.S. hospital sales force, which calls on all other accounts, and a tissue processor/microtome sales force. The Company's sales representatives typically have technical backgrounds or prior medical capital equipment sales experience. The Company's sales representatives are incentivized to increase instrument placements. The sales representatives as well as the technical marketing representatives are incentivized to maximize recurring reagent sales.

       Ventana's sales force in Europe markets and sells Ventana's patient priority systems directly in France, Germany, Austria, Switzerland, Benelux, Scandinavia, and the U. K. and markets and sells through distributor relationships in Italy, Spain and various former East Bloc countries. This sales force is geographically organized and is compensated in a manner similar to the United States sales force. Ventana expects to significantly expand its direct sales and marketing activities in Europe in 1999. Ventana's sales force in Japan consists of sales and support personnel. Ventana expects to significantly expand its direct sales and marketing activities in Japan after the Company receives import permits for its reagents.

        BioTek entered into its agreement with DAKO in September 1994. DAKO is a market leader in Europe in supplying reagents for use in manual IHC tests. The agreement provided DAKO with exclusive rights to distribute TechMate instruments and related accessories in Europe and several other territories. The agreement also permits DAKO to supply customers with its own reagents for the instruments in return for paying BioTek a fixed dollar royalty amount. For each TechMate 500 instrument installed at a customer site, the royalty is payable over a five-year term. For each TechMate 250 shipped to DAKO, a prepaid royalty amount of $7,000 is paid by DAKO. Under the agreement, DAKO is subject to certain minimum purchase requirements for instruments.

        In connection with BioTek's agreement with DAKO, DAKO made two loans secured by a pledge of substantially all of BioTek's assets. DAKO also made prepayments on future instrument sales and reagent royalties to BioTek. These loans and prepayments were used to fund TechMate 250 instrument development and working capital requirements. In May 1998, the Company and DAKO entered into an amended and restated distribution agreement for the purpose of addressing several matters including the pricing dispute for the TechMate 250. The new agreement provides for the aggregate amount of the negotiated reduction in the TechMate price to be added to the BioTek debt to DAKO and for the entire debt to be unsecured. The restated debt, which at December 31, 1998 was included as long-term debt in the Company's Consolidated Financial Statements in the amount of $1.6 million, accrues interest at 7% per annum payable quarterly commencing January 1, 2000. Principal payments on the debt are to be made in 16 quarterly installments, starting March 31, 2000.

        Ventana's sales and marketing strategy for its systems is focused on increasing its penetration of the hospital and laboratory market through several instrument placement options. The Company places instruments through direct sales including nonrecourse leases, instrument rentals and the Company's QRIBs. In a QRIB, the Company provides the customer with the use of an instrument for up to six months, provided the customer purchases a minimum of $3,000 IHC or $2,500 SS consumables. At the end of the six-month period, the customer must elect to purchase, rent or return the system.

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

MANUFACTURING

        The Company manufactures its patient priority instruments at its facilities in Tucson, Arizona. The Company has recently expanded its patient priority instrument offering through the addition of NexES Special Stains, rotary microtomes and tissue processors. Manufacturing facilities and operations in Tucson have also expanded and the company believes that this expansion will provide the Company with sufficient manufacturing capacity to meet its anticipated requirements for patient priority instruments for approximately the next two years. Components for patient priority instruments are purchased from a variety of suppliers, subject to stringent quality specifications. The components are assembled by Ventana's highly skilled manufacturing technicians into finished products. A quality assurance group performs tests at regular intervals in the manufacturing cycle to verify compliance with the Company's specifications and regulatory requirements, including Good Manufacturing Practices ("GMP") requirements.

        A number of the components used in the Ventana instrument families are fabricated on a custom basis to the Company's specifications and are currently obtained from a limited number of sources. To date, however, the Company has not experienced any material disruptions in the supply of such components. The Company continues to qualify and partner with additional suppliers. To date, the Company has not experienced significant difficulties with manufacturing yields and has experienced minimal manufacturing waste in the patient priority instrument manufacturing process.

        The Company has relationships with third-party manufacturers for the manufacture of batch processing instruments. The Company has contracted with Kollsman Manufacturing Company, Inc. for the manufacture of TechMate 500 instruments and with LJL Biosystems, Inc.
for the manufacture of TechMate 250 instruments.

        Reagents sold for use with the Company's patient priority instruments are manufactured by Ventana, which purchases basic raw materials and performs value-added manufacturing processes, such as formulation, fill and packaging, at its facilities. Certain components and raw materials, primarily antibodies, used in the manufacturing of the Company's reagent products are currently provided by single source vendors. To date, the Company has not experienced any material disruptions in supply from these vendors and has experienced levels of manufacturing waste in the reagent manufacturing process that it believes to be below industry averages.

         Reagents sold for use with the Company's batch processing instruments have been manufactured at Ventana's Tucson facilities since September 1996. Probes are manufactured in Gaithersburg, Maryland. Ventana is positioned to capture margin and value added which was lost through payments to third-party manufacturers, to increase economies of scale in both raw material purchasing and manufacturing, to standardize procedures and processes, to increase control over scheduling and to improve manufacturing flexibility.

        The Company's current reagent manufacturing process at its Tucson, Arizona and Gaithersburg, Maryland facilities is semi-automated. The Company anticipates that as production volumes increase it will increase the level of automation. The Company currently has sufficient reagent manufacturing capacity to meet its anticipated needs for approximately the next two years. The Company's long-term plans are to build a new reagent manufacturing facility in the Tucson area to increase its reagent manufacturing capacity and increase the level of automation of the manufacturing process. The Company anticipates commencing construction of this facility in 1999.

        The Company's manufacturing operations are required to be conducted in accordance with GMP guidelines. GMP requires the Company to maintain documentation and process control in a prescribed manner with respect to manufacturing, testing and quality control. In addition, the Company is subject to FDA inspections to verify compliance with FDA requirements. The Company also intends to implement manufacturing policies and procedures, which will enable the Company to receive ISO 9000 certification. ISO 9000 standards are global standards for manufacturing process control and quality assurance. The Company will be required to obtain the CE mark for continued sale of its products in the countries comprising the European Union. The CE mark is an international symbol of quality assurance and compliance with applicable European Union medical device directives.

RESEARCH & DEVELOPMENT AND ENGINEERING

        The Company has focused its research, development and engineering efforts on the development of innovative reagent and instrument systems.

        As of December 31, 1998, Ventana's Research & Development and Engineering groups consisted of 41 persons, many of whom have graduate degrees. Ventana's research and development activities are performed primarily in-house by Ventana employees. These efforts are supplemented by consulting services and assistance from Ventana's scientific advisors. The Company is developing reagents for existing instrument bases and new products. In addition, the Company is developing new instruments and enhancing existing instruments.

        During the fiscal years ended December 31, 1998, 1997 and 1996, Ventana spent $5.1 million, $3.1 million and $2.7 million, respectively, on research and development.

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

Instrumentation Development Projects

        Ventana's instrumentation development is focused on continuous product improvement and new product innovation. The Company believes that the platform used by the modular IHC system, NexES, will enable it to develop more rapidly new products, which achieve these goals. This strategy proved successful in 1998 with the NexES Special Stains system being developed and commercialized in less than 12 months. This modular development strategy is continuing in 1999 with two new modules under development, which will further automate and integrate the histology laboratory.

        In addition, the Company will be introducing in the first half of 1999, a microtome and tissue processor family of products developed from the platforms acquired from BTTI. These products are used in the front end of the histology lab prior to slide preparation for subsequent staining on Ventana's NexES modules. This system will use a proprietary label, which has been developed exclusively for Ventana's instrument system.

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

        In the instrument market, several companies, including Leica (a division of Leitz Microscope GmbH), Shandon Scientific Limited (a division of Thermo Biosystems, Inc.), BioGenex Laboratories, Inc. ("BioGenex") and DAKO (U.S.), offer instruments that perform IHC tests and can be used with any supplier's reagents, which may be attractive to certain customers. The Company estimates that its installed base of instruments is more than four times the combined installed base of instruments of all of the Company's current competitors. The Company has included semi-automated instruments manufactured by its competitors in arriving at its estimates of its market share. In addition, future growth in the market for automated IHC instruments may result in additional market entrants and increased competition, including more aggressive price competition. Many of the companies selling or developing diagnostic devices and instruments and many potential entrants in the automated IHC market have financial, manufacturing, marketing and distribution resources significantly greater than those of Ventana. In addition, many of these current and potential competitors have long-term supplier relationships with Ventana's existing and potential customers. These competitors may be able to leverage existing customer relationships to enhance their ability to place new IHC instruments. Competition in the market for automated IHC instruments, including the advent of new market entrants and increasing price competition, could have a material adverse effect on the Company's business, financial condition and results of operations.

        In the market for reagents, the Company encounters competition from suppliers of primary antibodies and detection chemistries. The major suppliers of primary antibodies in the anatomical pathology market in the United States are DAKO, BioGenex and Beckman Coulter. The principal suppliers of detection chemistries in the United States are Vector Laboratories, BioGenex and DAKO. The Company's patient priority instruments require the use of the Company's detection chemistries but can be used with primary antibodies supplied by third parties, and the Company's batch processing instruments can be used with both detection chemistries and primary antibodies supplied by third parties. Accordingly, the Company encounters significant competition in the sale of reagents for use on those of its instruments that can be used with reagents supplied by third parties. Lower prices for reagents used in manual IHC tests could also limit the growth of automation. Certain of the Company's current and potential competitors in the reagent market have financial, manufacturing, marketing and distribution resources greater than those of the Company. Competition in the market for reagents could also increase as a result of new market entrants providing more favorable reagent supply arrangements than the Company, including lower reagent prices. In particular, DAKO has introduced a lower cost semi-automated IHC instrument in the United States and is offering reagent supply arrangements that have resulted in increased competition for both instruments and reagents. In addition, new entrants in the instrument market may seek to enhance their competitive position through reduced reagent pricing or more favorable supply arrangements; the Company's current instrument customers may find it attractive to purchase primary antibodies for patient priority instruments and primary antibodies and detection chemistries for batch processing instruments from such competitors. Increased competition in the reagent market could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

        As of December 31, 1998, Ventana employed 352 persons full time. Of these employees, 167 were engaged in sales, marketing and service, 41 in research and development, 106 in manufacturing and 38 in general and administrative functions. None of Ventana's employees are covered by a collective bargaining agreement. Ventana considers its relations with its employees to be satisfactory.

BACKLOG

        Ventana typically ships orders for instruments and reagents shortly after receipt, and accordingly does not maintain a significant backlog.

ADDITIONAL RISK FACTORS

Continuing Losses; Uncertainty of Future Profitability

        The Company has incurred significant cumulative losses from its inception in 1985 through December 31, 1998. The Company's ability to achieve and sustain profitability is dependent on a variety of factors including the extent to which its instrument and reagent systems continue to achieve market acceptance, the Company's ability to sell reagents to its customers, the Company's ability to compete successfully, the Company's ability to develop, introduce, market and distribute existing and new diagnostic systems, the level of expenditures incurred by the Company in investing in product development and sales and marketing, the Company's ability to expand manufacturing capacity as required and the receipt of required regulatory approvals for products developed by the Company. There can be no assurance that the Company will be successful in these efforts. Moreover, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

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

Dependence Upon Key Suppliers

        The Company's reagent products are formulated from both chemical and biological materials utilizing proprietary Ventana technology as well as standard processing techniques. Certain components and raw materials, primarily antibodies, used in the manufacturing of the Company's reagent products are currently provided by single-source vendors. There can be no assurance that the materials or reagents needed by the Company will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is obtained. The use of alternative or additional suppliers could be time consuming and expensive. In addition, a number of the components used to manufacture instruments are fabricated on a custom basis to the Company's specifications and are currently available from a limited number of sources. Consequently, in the event the supply of materials or components from any of these vendors were delayed or interrupted for any reason or in the event of quality or reliability problems with such components or suppliers, the Company's ability to supply such instruments could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of Future Funding of Capital Requirements

        The Company anticipates that its existing capital resources and available borrowing capacity under the Company's revolving credit line will be adequate to satisfy its capital requirements for the next 12 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales or through QRIBs, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale-up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses, the Company's ability to sustain profitability and timing of regulatory approvals. The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company or at all. Any such future capital requirements could result in the issuance of equity securities, which would be dilutive to existing stockholders.

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

Uncertainties Related to Government Funding

        A portion of the Company's products are sold to universities, research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. Research funding by the government could be significantly reduced. Any such reduction may materially affect the ability of many of the Company's research customers to purchase the Company's products.

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

        Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, recalls or seizures of products, operating restrictions and criminal prosecutions. In particular, the FDA enforces regulations prohibiting the marketing of products for non-indicated uses. In addition, governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in or failure to receive approval of products the Company plans to introduce, loss of or additional restrictions or limitations relating to previously received approvals, other regulatory action against the Company or changes in the applicable regulatory climate could individually or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

        Ventana's U. S. research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 85,000 square feet of leased space in Tucson, Arizona and Gaithersburg, Maryland. The leases for these facilities expire at various times between November 1999 and March 2001, subject to renewal terms. The Company believes its facilities are adequate to meet its current requirements with new facility construction anticipated in 1999 under commercially reasonable lease terms.

ITEM 3. LEGAL PROCEEDINGS

        In March 1995, BioGenex sued BioTek in the U.S. District Court for the Northern District of California for infringement of certain patent rights held by BioGenex relating to an antigen retrieval method used in IHC tests. BioGenex's claims included claims of both direct, indirect and contributory infringement. BioTek denied infringement and asserted several defenses, including the invalidity of the patent. In April 1995, BioTek ceased offering the products that were the subject of the alleged infringements. A court-mandated judicial settlement conference was held in January 1997 and no settlement was reached. In May 1997, a judgement for approximately $850,000 was rendered against BioTek, which BioTek appealed. In April 1998, the Court of Appeals denied the appeal and the Company promptly satisfied all obligations stemming from the judgment.

        In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the United states District Court for the District of Delaware. The complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint makes the same allegations as the original Complaint, and adds a claim under North Carolina securities laws. In May of 1997, the Company made a motion to transfer the action to the district of Arizona, or alternatively to the Central District of California, which was denied by the court. On December 16, 1997, the Company filed a motion to dismiss the Amended Complaint. This motion was partially accepted and partially denied by the Court. Based on the facts known to date, the Company believes that the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

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

        In connection with the disagreement as to the price to be charged by BioTek to DAKO for the sale of TechMate 250 instruments, DAKO filed an arbitration request with the International Chamber of Commerce in July 1997. In May 1998, the parties resolved their differences and the arbitration proceedings were dropped.

        In May 1998, a former employee filed a lawsuit in the Northern District of California against the company, alleging sex discrimination retaliation and wrongful termination and other related wrongdoings. The Company has disputed the allegations. An Early Neutral Evaluation took place in November 1998. Depositions are scheduled and discovery continues. Based upon its review of the matter, the Company does not believe that its resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been traded on the Nasdaq National Market (ticker symbol VMSI) since July 26, 1996. The number of record holders of the Company's Common Stock at December 31, 1998 was 277. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. In addition the Company is precluded under its bank line of credit from paying dividends without the bank's consent.


        Quarterly high and low stock prices are as follows:

        QUARTER ENDED                             HIGH           LOW
        -----------------                        -------       -------
        December 31, 1998                        $23.625       $14.125
        September 30, 1998                       $29.625       $13.625
        June 30, 1998                            $28.375       $23.125
        March 31, 1998                           $26.625       $15.25

        December 31, 1997                        $17.00        $13.125
        September 30, 1997                       $17.125       $13.00
        June 30, 1997                            $14.50        $ 9.00
        March 31, 1997                           $19.00        $13.50

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated statement of operations data set forth below for the years ended December 31, 1998, 1997 and 1996 are derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data set forth below for the years ended December 31, 1995 and 1994, except for the components of net sales, are derived from audited financial statements of the Company not included in this Report on Form 10-K. The historical financial information for the periods presented are not necessarily indicative of the results which may be realized in the future. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

                                                          YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                           1994         1995         1996         1997         1998
                                         --------     --------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Sales:
Instruments .........................    $  2,588     $  4,644     $  8,591     $  9,248     $ 15,737
  Reagents and other ................       3,339        5,969       15,538       22,905       31,967
                                         --------     --------     --------     --------     --------
     Total net sales ................       5,927       10,613       24,129       32,153       47,704
Cost of goods sold ..................       2,531        4,282       10,632       11,138       14,542
                                         --------     --------     --------     --------     --------
Gross profit ........................       3,396        6,331       13,497       21,015       33,162
Operating expenses:
  Selling, general and
    administrative ..................       6,899        7,435       11,206       16,953       23,805
  Research and development ..........       1,926        2,239        2,749        3,050        5,057
  Nonrecurring expenses .............          --           --       10,262        1,656        3,160
  Amortization of acquisition
    costs ...........................          --           --          424          509          599
                                         --------     --------     --------     --------     --------
Income (loss) from operations .......      (5,429)      (3,343)     (11,144)      (1,153)         541
Other income (expense) ..............          59           74         (137)         781        1,089
                                         --------     --------     --------     --------     --------
Net income (loss) ...................    $ (5,370)    $ (3,269)    $(11,281)    $   (372)    $  1,630
                                         ========     ========     ========     ========     ========
Per  share data (2):
Net income (loss) per share, as
  adjusted, basic ...................    $   (.80)    $   (.43)    $  (1.22)    $   (.03)    $    .12
                                         ========     ========     ========     ========     ========
Net income (loss) per share, as
  adjusted, diluted .................    $   (.80)    $   (.43)    $  (1.22)    $   (.03)    $    .11
                                         ========     ========     ========     ========     ========
Shares used in computing net
  income (loss) per share, as
  adjusted, basic ...................       6,725        7,571        9,243       12,778       13,320
                                         ========     ========     ========     ========     ========
Shares used in computing net
 income (loss) per share, as
 adjusted, diluted ..................       6,725        7,571        9,243       12,778       14,627
                                         ========     ========     ========     ========     ========
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments ............    $  2,511     $  1,103     $ 11,067     $ 18,902     $  2,424
Long-term debt and redeemable
  preferred stock ...................      30,237       35,180       12,500          471        1,907
Working capital .....................       3,720        2,765       15,888       28,714       23,162
Total assets ........................       7,279        7,378       32,410       48,352       56,280
Accumulated deficit .................     (24,275)     (29,980)     (33,410)     (33,782)     (32,152)
Total stockholders
  equity (deficit) ..................     (24,131)     (29,856)      15,270       42,403       45,784

(1) See Notes 12, 13 and 14 to Consolidated Financial Statements in Form 10-K attached for information regarding the acquisitions of BioTek Solutions, Inc., Biotechnology Tools, Inc., and certain assets of Oncor, Inc.

(2) See Note 1 to Consolidated Financial Statements in Form 10-K attached for information concerning the computation of 1996 net loss per share, as adjusted.

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

OVERVIEW

        Ventana develops, manufactures and markets instrument/reagent systems that automate tissue preparation and slide staining in histology laboratories worldwide. Tissue preparation involves removing water from the sample and embedding the sample in paraffin for tissue preservation and subsequent cutting prior to mounting on slides. Slide staining is used to perform immunohistochemistry ("IHC"), special stains ("SS"), and in situ hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides. These tests are important tools used in diagnosing and selecting appropriate treatment for cancer and infectious diseases. Each Ventana proprietary system placed typically provides a recurring revenue stream as customers consume reagents and supplies sold by the Company with each test conducted. IHC reagents consist of two components: a primary antibody and a detection chemistry that is used to visualize the primary antibody; SS reagents consist of various chemicals and dyes. Therefore, the principal economic drivers for the Company are the number, type and method of placement of instruments and the amount of reagents and consumables used by the customer. The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. The Company expects that reagents will comprise a greater proportion of total revenues in the future as its installed base of instruments increases.

Acquisition of Certain Oncor Assets

        On November 23, 1998, the Company acquired all of the oncology assets of Oncor, Inc. The acquisition provided the Company with a proprietary probe technology as well as facilities that have been approved for manufacturing PMA products. Ventana acquired the Oncor assets for $5.5 million, a significant portion of which related to intangible assets. These intangible assets included $2.9 million for acquired in-process research and development ("in process R&D") for projects that did not have future alternative uses. This allocation represents the fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the fiscal quarter ended December 31, 1998. Of the remaining purchase price of $2.3 million, approximately $1.6 million was allocated to identifiable intangibles and goodwill, and is being amortized over 5 to 15 years. The acquisition was paid for with existing cash equivalents.

        On the date of its acquisition, Oncor's in-process R&D value was comprised of two primary R&D programs that were expected to reach completion between late 1999 and 2000. These projects included the introduction of new probes aimed at detecting Her2 gene amplification and human papilloma virus ("HPV"). At the acquisition date, Oncor's R&D programs ranged in completion from 10% to 95%, and total continuing R&D commitments to complete the projects were expected to be approximately $1.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility.

        The Company believes that it is positioned to complete each of the major R&D programs acquired from Oncor. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. In the event the Company is unable to achieve the expected results, the Company is likely to experience delays in new product introductions with attendant reductions in revenues and margins.

Value Assigned to Purchased In-Process R&D

        The value assigned to purchased in-process R&D was determined by estimating the costs to develop Oncor's purchased in-process R&D into commercially viable products, estimating the resulting net cash flows from the projects and discontinuing the net cash flows to their present value. The revenue estimates used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

        The rates utilized to discount the net cash flows to their present value are based on a 30% weighted average cost of capital.

        The estimates used by the Company in valuing in-process R&D were based upon assumptions the company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

Acquisition of Biotechnology Tools, Inc.

        On October 14, 1998, the Company acquired all of the stock of BTTI for $6.5 million. The acquisition provided Ventana with competitive products in the tissue processing and microtome (tissue cutting) market. The BTTI products do not have a proprietary disposable or consumable element designed to be used with them. Ventana's objective will be to enhance the market position of these products as well as to design in a disposable or consumable element.

Acquisition of BioTek Solutions, Inc.

        In February 1996, Ventana acquired BioTek for aggregate consideration of $19.1 million, consisting of cash, promissory notes and the assumption of liabilities. BioTek, founded in 1990, markets and sells automated diagnostic systems that perform reliable, high volume batch processing of a single IHC test on multiple patient biopsies. Ventana acquired BioTek for several strategic reasons including its installed instrument base and complementary product line. Historically, BioTek generated lower gross and operating margins than Ventana due to its employment of a different business strategy, which primarily involved the use of third parties for key components of its business operations. BioTek's instruments were produced by third-party manufacturers, which prevented BioTek from capturing manufacturing margin. BioTek's instruments have an open configuration, enabling the customer to use reagents purchased from BioTek or others, which impacted both the price and volume of reagents purchased, by customers from BioTek. In contrast, patient priority instruments have a closed configuration requiring the customer to use Ventana's prepackaged detection chemistries. BioTek also realized lower gross margins on reagents than Ventana due to its utilization of intermediate materials in the manufacturing process, which resulted in the capture of fewer value-added steps. BioTek used CMS and DAKO as third-party distributors in the United States and international markets, respectively, and supported its United States sales efforts with field sales and technical support personnel. As a result, BioTek experienced lower gross margins on United States sales than if it had sold its products directly as well as a higher level of selling expense than typically incurred in conjunction with third-party distribution arrangements.

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

Company Operations

        The Company places instruments through direct sales, including nonrecourse leases, instrument rentals and the Company's qualified reagent installed base program ("QRIB"). In a QRIB, the Company provides the customer with the use of an instrument for a period up to six months provided the customer purchases a minimum of $3,000 in IHC consumables and $2,500 in SS consumables. At the end of the six-month period, the customer must elect to purchase, rent or return the system. For QRIB placements, the Company incurs the cost of manufacturing or procuring instruments and recognizes revenues only at the time of the instrument is either sold or rented rather than at the time of instrument placement. The manufacturing cost of instruments placed through QRIBs or rentals is charged to cost of goods sold by depreciating standard costs over a period of four years.

        From its inception in 1985 through December 31, 1998, Ventana incurred aggregate net losses of $32.2 million. Although the Company achieved an operating profit in 1998, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

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

        Total net sales grew from $5.9 million in 1994 to $47.7 million in 1998, a compound annual growth rate of 68%. Instrument sales grew from $2.6 million in 1994 to $15.7 million in 1998, a compound annual growth rate of 57%. Reagent sales increased from $3.3 million in 1994 to $32.0 million in 1998, a compound annual growth rate of 76%. The growth in revenues is primarily attributable to the growth in instrument placements and the instrument installed base and the associated corresponding increase in the aggregate recurring reagent revenue stream.

        Gross margin increased from 57% in 1994 to 70% in 1998 as both instrument and reagent gross margins increased. Gross margin increased due to a higher level of revenues available to cover fixed costs and to economies of scale and efficiencies in purchasing and manufacturing activities. Research and development and selling, general and administrative expenses were maintained at levels that anticipated a higher level of revenues in the future, which resulted in operating losses in each year between 1994 and 1996. The nonrecurring expenses of $1.7 million related to the litigation against BioTek were the primary reason for the Company experiencing an operating loss in 1997.

RESULTS OF OPERATIONS

Years Ended December 31, 1998, 1997 and 1996

        Ventana acquired BioTek on February 26, 1996, BTTI on October 14, 1998 and certain assets of Oncor, Inc. on November 23, 1998.

        Net Sales. Presented below is a summary of net sales for each of the three years ended December 31, 1998, 1997 and 1996.

                                                YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------
                                   1996                    1997                   1998
                            -----------------       -----------------       -----------------
                                        % OF                    % OF                    % OF
                               $        SALES          $        SALES          $        SALES
                            -------     -----       -------     -----       -------     -----
                                                  (DOLLARS IN THOUSANDS)
SALES SUMMARY:
Instruments                 $ 8,591        36%      $ 9,248        29%      $15,737        33%
Reagents and other           15,538        64%       22,905        71%       31,967        67%
                            -------      ----       -------      ----       -------      ----
   Total net sales          $24,129       100%      $32,153       100%      $47,704       100%
                            =======      ====       =======      ====       =======      ====

        Net sales for the year ended December 31, 1998 increased by 48% to $47.7 million from $32.2 million for the year ended December 31, 1997. Net sales for the year ended December 31, 1997 increased by 33% to $32.2 million from $24.1 million for the year ended December 31, 1996. The increases in net sales were attributable to increases in instrument sales as well as increases in reagent sales. Instrument sales increased over the prior year by 70% in 1998 and 8% in 1997. Reagent sales increased over the prior year by 40% in 1998 and 47% in 1997.

        Instrument sales in 1998 increased due to the high demand for NexES IHC instrument introduced late in 1997, due to sales of the NexES Special Stains instrument introduced late in 1998, and due to sales of BTTI instruments acquired late in 1998. Instrument sales in 1997 increased due to a 40% increase in unit volume, which was partly attributable to the fact that BioTek's TechMate instruments were sold throughout 1997, but only for 10 months in 1996. However, this volume increase was partially offset by the relatively low unit prices received from DAKO.

        Reagent and other sales in 1998 increased due to sales of reagents to new customers from new instruments placed during the year, increased sales to existing customers, and service revenues from the growing installed base coming off warranty. The growth in reagent sales was limited by lower royalty revenues, stemming from fewer instruments shipped to DAKO in 1998 than 1997 on which the Company receives prepaid royalties. In 1997, reagent and other sales increased due to the increase in the installed base and higher reagent prices.

        The portion of the Company's sales generated by its European segment increased to 12% in the year ended December 31, 1998 from 10% in the year ended December 31, 1997, and 8% in the year ended December 31, 1996. The increase in the proportion of sales generated in Europe in 1997 and 1998 was attributable to major investments in European infrastructure. The Company has also begun to build an infrastructure in Japan, but sales in Japan represented less than 2% of total sales in that country through December 31, 1998.

        Gross Margin. Gross profit for the year ended December 31, 1998 increased to $33.2 million from $21.0 million in the year ended December 31, 1997 and $13.5 million in the year ended December 31, 1996. Gross margin was 70% in 1998 as compared to 65% in 1997 and 56% in 1996. The increase in gross margin from 1997 to 1998 was primarily due to the shipment of the NexES instrument, which has a lower manufacturing cost than the ES and due to higher margins on reagents due to the implementation of aggressive cost reduction programs and the integration of BioTek reagent manufacturing process into the Ventana model. The increase in gross margin from 1996 to 1997 was primarily due to the impact of the lower cost NexES instrument introduced in August 1997 to replace the higher cost ES and due to economies of scale in reagent costs. BioTek experienced lower gross margins than Ventana on a stand-alone basis because of BioTek's (i) use of third-party distributors, (ii) lower value-added reagent manufacturing strategy and (iii) lower reagent volumes and pricing due to the open configuration of BioTek's instruments. The decline in gross margin caused by these factors was partially offset by increased economies of scale and manufacturing efficiencies brought about by the integration of batch processing and reagent manufacturing into Ventana's Tucson, Arizona manufacturing operations. Instrument gross margins declined slightly during 1996 as a result of the addition of the lower gross margin sales of TechMate instruments.

        Research and Development. Research and development expense in the year ended December 31, 1998 increased to $5.1 million from $3.1 million in the year ended December 31, 1997 and $2.7 million in the year ended December 31, 1996. Research and development expenses for 1998 related primarily to the development of new reagents and instruments, including the Special Stains instrument and new prognostic markers. Research and development expense in 1997 and 1996 related primarily to the development of new reagents and instruments, including the NexES instrument, the gen II instrument and development of additional primary antibodies.

        Selling, General and Administrative. Presented below is a summary of the components of SG&A expense and their respective percentages of net sales during the years ended December 31, 1998, 1997 and 1996.

                                                 YEAR ENDED DECEMBER 31,
                       -----------------------------------------------------------------------------
                              1996                        1997                        1998
                       ----------------------      ---------------------       ---------------------
                          $        % OF SALES         $       % OF SALES          $       % OF SALES
                       -------     ----------      -------    ----------       -------     ---------
                                            (DOLLARS IN THOUSANDS)
SG&A SUMMARY:
Sales and
 marketing             $ 8,387          35%        $12,409          39%        $18,536          39%
Administration           2,819          11%          4,544          14%          5,269          11%
                       -------        ----         -------        ----         -------        ----
     Total SG&A        $11,206          46%        $16,953          53%        $23,805          50%
                       =======        ====         =======        ====         =======        ====

        SG&A expense in the year ended December 31, 1998 increased to $23.8 million from $17.0 million in the year ended December 31, 1997 and $11.2 million in the year ended December 31, 1996. SG&A expense as a percentage of net sales was 50% of net sales in 1998, which was a decrease from 53% of net sales in 1997 and an increase from 46% of net sales in 1996. The fluctuation in SG&A expense from period to period reflects the growth of Ventana's internal sales and marketing organization to implement its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base and ongoing clinical practice standardization programs. The growth in sales and marketing expense is the result of the decision by the Company to service the market through its own sales and marketing staff, expenses necessary to support the growth of the Company and in 1996 expenses associated with ongoing support activities resulting from the BioTek acquisition. The increase in administrative expense is associated with the Company's regulatory strategy, costs associated with supporting an expanding business base, particularly in Europe and Japan, and costs associated with new administrative systems and functions.

INCOME TAXES

        Ventana and BioTek have neither provided for nor paid any ordinary federal income taxes since their respective inceptions because neither company generated taxable income in any fiscal year. Ventana was required to make estimated payments in 1998 for alternative minimum purposes. At December 31, 1998, Ventana had net operating loss carryforwards for federal and state purposes of approximately $1.5 and $0.4 million, respectively. These federal and state carryforwards will begin to expire in 1999, if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $1.2 million which will begin to expire in 2005, if not previously utilized. Utilization of Ventana's net operating loss carryforwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended (the "Code") as a result of the Company's prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards. Due to the losses incurred by Ventana since inception, deferred tax assets of approximately $8.8 million at December 31, 1998, related to these carryforwards, credits and temporary differences, have been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), except for certain alternative minimum tax credit carryforwards at December 31, 1998 for which management believes it is more likely than not that such benefits will be realized.

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

        The following table contains summary unaudited quarterly consolidated statements of operations data for the four quarters ended December 31, 1998 and the four quarters ended December 31, 1997. Management has prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations contained in this Report on Form 10-K. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                SUMMARY QUARTERLY
                      CONDENSED CONSOLIDATED FINANCIAL DATA

                                                                   1998
                                              ----------------------------------------------
                                               FIRST       SECOND        THIRD       FOURTH
                                              QUARTER      QUARTER      QUARTER      QUARTER
                                              -------      -------      -------      -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales:
   Instruments .........................      $ 3,595      $ 3,827        3,047        5,268
   Reagents and other ..................        6,760        7,755        8,061        9,391
                                              -------      -------      -------      -------
    Total net sales ....................       10,355       11,582       11,108       14,659
Cost of goods sold .....................        3,453        3,477        3,303        4,309
                                              -------      -------      -------      -------
Gross profit ...........................        6,902        8,105        7,805       10,350
Operating expenses:
   Selling, general and
    administrative .....................        4,974        5,547        5,699        7,585
   Research and development ............        1,200        1,391        1,435        1,031
Nonrecurring expenses ..................           --           --           --     (1)3,160
Amortization of intangibles ............          127          127          128          217
                                              -------      -------      -------      -------
Income (loss) from operations ..........          601        1,040          543       (1,643)
Other income ...........................          210          262          594           23
                                              -------      -------      -------      -------
Net income (loss) ......................      $   811      $ 1,302      $ 1,137      $(1.620)
                                              =======      =======      =======      =======
Net income (loss) per share,
    basic ..............................      $   .06      $   .10      $   .09      ($  .12)
                                              =======      =======      =======      =======
Net income (loss) per share,
    diluted ............................      $   .06      $   .09      $   .08      ($  .12)
                                              =======      =======      =======      =======
Shares used in computing net
income (loss) per share, basic .........       13,255       13,298       13,351       13,375
                                              =======      =======      =======      =======
Shares used in computing net
 income (loss) per share, diluted ......       14,557       14,847       14,742       13,375
                                              =======      =======      =======      =======

                                                                           1997
                                                     --------------------------------------------------
                                                      FIRST       SECOND          THIRD         FOURTH
                                                     QUARTER      QUARTER        QUARTER        QUARTER
                                                     -------      --------       --------       -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales:
   Instruments ................................      $ 1,971      $  1,919          2,142         3,216
   Reagents and other .........................        4,987         5,534          5,872         6,512
                                                     -------      --------       --------       -------
    Total net sales ...........................        6,958         7,453          8,014         9,728
Cost of goods sold ............................        2,701         2,780          2,511         3,146
                                                     -------      --------       --------       -------
Gross profit ..................................        4,257         4,673          5,503         6,582
Operating expenses:
   Selling, general and administrative ........        3,378         3,630          4,555         5,390
   Research and development ...................          729           714            702           905
Nonrecurring expenses .........................           --      (2)1,656             --            --
Amortization of intangibles ...................          127           127            128           127
                                                     -------      --------       --------       -------
Income (loss) from operations .................           23        (1,454)           118           160
Interest income (expense) .....................          186            76             (5)          524
Net income (loss) .............................      $   209      $ (1,378)      $    113       $   684
                                                     =======      ========       ========       =======
Net income (loss) per share
    Basic and diluted .........................      $   .02      $   (.11)      $    .01       $   .05
                                                     =======      ========       ========       =======
Shares used in computing net income (loss)
 per share ....................................       12,924        12,924         13,989        14,176
                                                     =======      ========       ========       =======

(1) The non-recurring expenses in the fourth quarter of 1998 related to the write-off of in-process research and development costs associated with the acquisition of certain assets of Oncor ($2,900) and the costs of terminating a U.S.-based distributor ($260). The in-process research and development write-off is discussed more fully in Item 7 on page 27 and 28. Regarding the distributor costs, the Company agreed to buy back certain products from the distributor at the original prices paid by the distributor and consequently accrued the difference between those prices and the Company's manufacturing cost for those products. The Company has decided to distribute all its products in the U.S. through its direct sales force.

(2) The $1,656 non-recurring expenses in the second quarter of 1997 related to the award in the BioGenex patent infringement lawsuit, including associated legal expenses. This is more fully discussed in Item 3 on page 23.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated losses of $32.2 million as of December 31, 1998. The Company has funded its operations primarily through the private placement of approximately $31.6 million in equity and debt securities, its July 1996 initial public offering which resulted in net proceeds to the Company of $17.0 million and its February 1997 follow-on offering which resulted in net proceeds to the Company of $26.1 million. As of December 31, 1998 the Company's principal source of liquidity consisted of cash and cash equivalents of $2.4 million and borrowing capacity under its $5.0 million bank revolving line of credit. As of December 31, 1998, none of the line of credit had been utilized. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate. The Company recently increased its revolving line of credit to $10 million.

        The Company's liquidity was greatly impacted in 1998 by three events:
(1) the decision to purchase for cash 100% of the common stock of BTTI, (2) the decision to purchase for cash certain assets of Oncor, Inc., and (3) the decision to repurchase 40,000 shares of the Company's own common stock. All transactions occurred in the fourth quarter and together reduced available cash by almost $14 million ($8 million for BTTI, $5 million for certain assets of Oncor, and $0.6 million for the stock repurchase). Expenditures for BTTI and the Oncor assets included the impact of planned efficiency moves such as reducing accounts payable, purchasing additional inventory and the partial integration of operations. As a consequence of these actions, the Company expects cash and interest income to remain at low levels for the foreseeable future.

       During the year ended December 31, 1998, the Company used for operations and investing activities approximately $18.2 million in cash versus $4.5 million for the year ended December 31, 1997. During the second half of 1998, a deterioration in accounts receivable collections was experienced due to pricing errors on invoices, extension of payment terms and insufficient collection follow-up activities. The Company has focused on improving the accuracy of pricing, stronger controls on extension of terms and added collection personnel, which is expected to result in an improvement in the collection trend. Significant financial commitments over the next 18 months include implementing a major upgrade of the Company's management information system ("MIS") and contracting for a new facility. The MIS upgrade will cost between $1.5 million and $2.0 million and is expected to be completed in 1999. About 50% of this cost was spent in 1998. The new facility, for which construction is anticipated to commence in 1999, will be a "build-to-suit" facility financed by the landlord. The Company's commitment will consist of a long-term lease with costs per square foot comparable to existing Company facilities. The building design will allow for reasonable expansion opportunities over the lease term. Overall facilities costs are expected to increase over time in relation to the Company's growth rate. The new facility should be at least partially occupied by Company personnel by early 2001.

        The Company believes that cash generated from product sales and available borrowing capacity under bank credit facilities will be sufficient to satisfy its working capital requirements for the next 12 months. The Company's future capital requirements will depend on many factors, including the extent to which the Company's products gain market acceptance, the mix of instruments placed through direct sales, QRIBs or Rentals, progress of the Company's product development programs, competing technological and market developments, expansion of the Company's sales and marketing activities, the cost of manufacturing scale up activities, possible acquisitions of complementary businesses, products or technologies, the extent and duration of operating losses and the timing of regulatory approvals. The Company may be required to raise additional capital in the future through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.

FOREIGN EXCHANGE RISK

        The Company does not currently hedge against foreign currency fluctuations, because it does not believe that it runs a serious risk of experiencing permanent impairment to any material assets denominated in foreign currency, but intends to re-evaluate this situation from time to time. To the extent local currency revenues and expenses in the Company's foreign subsidiaries are translated into U.S. dollars at differing rates over time, the Company may experience fluctuations in its operating results. In addition, to the extent that the Company's European subsidiaries have receivables and liabilities in non-local currencies, unrealized gains and losses may be recorded in other income (expense) as a result of currency rate fluctuations. The Company conducts a relatively small but growing portion of its business in the following currencies: (1) the French franc, (2) the Japanese yen, and (3) the Italian lira. The Company reported as other income (expense) a foreign exchange gain of $.3 million in 1998 and a loss of $.3 million in 1997. There were no material foreign exchange gains or losses in any previous year.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The Company will adopt the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with the developing or obtaining software for internal use. As the Company already has a policy of capitalizing internal use software, the Company does not believe that the adoption of this SOP will have a material effect on the Company's consolidated results of operations or financial position.

READINESS FOR THE YEAR 2000

        The Company is engaged in a company-wide project to prepare its business for the change in date from the year 1999 to 2000. The Company has assembled a Year 2000 project team consisting of Company employees and third-party consultants. The goal of the Year 2000 project is to assure that there are no major interruptions in the Company's business operations relating to the transition to the year 2000. The scope of the Company's Year 2000 project includes (i) identifying and taking appropriate corrective action to remedy the Company's software, hardware and embedded technology, (ii) working with the payroll service, with which the Company communicates, electronically, to help protect such activity from being adversely affected by the Year 2000, and (iii) contacting key vendors and service providers and requesting assurances that such third parties will be Year 2000 compliant. The status of the Year 2000 project is reported regularly to senior management and the Board of Directors.

        The Year 2000 project team has implemented a compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consisting of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and (9) approval. The Company's critical systems have been the project team's top priority. The Company's critical systems include those systems which are the most essential to the Company to continue its operations without interruption. The Company believes it has completed its compliance process beyond the deployment and testing phases for approximately 90 percent of its critical software and hardware systems, with approximately 80 percent of its critical software and hardware systems having been tested and 20 percent currently being tested. With regard to embedded technology, the Company has completed the remediation and testing phases for 60 percent of its facilities. The business software and hardware of recently acquired companies and assets is not compliant and will be replaced by the implementation of the new Oracle ERP System. The Company's target for completing its compliance process for all of its critical systems is mid 1999. The Company's target for completing its compliance process for its non-critical systems is the end of 1999.

        The Company is directly working with certain key third parties to remediate and test affected systems where practicable. The Company sent surveys to key vendors and service providers requesting information regarding the status of their Year 2000 readiness. The Company is also in the process of reviewing the public Year 2000 disclosures of key customers. Based upon this information, the Company is in the process of identifying potential critical Year 2000 issues involving key third parties, if any, and either resolving those issues or developing contingency plans to the extent practicable.

        All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The total cost of the project is expected to be approximately $30,000. These costs include costs of internal employees and third-party consultants involved in the project and the costs of software and hardware. The Company does not expect these costs and expenses to have a material adverse effect on the Company's financial condition.

        While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its Year 2000 project in a timely manner, the Company is in the process of identifying potential major business interruptions that could reasonably likely result from Year 2000 issues and will develop contingency plans designed to address such potential interruptions. The Company may also develop contingency plans designed to generally help protect the Company from unanticipated Year 2000 business interruptions. Contingency plans are anticipated to include, for example, the identification of alternate suppliers or service providers, increases in safety levels of raw material and finished goods inventories, and the development of alternate procedures. The Company's contingency plans will be developed and modified over time as it receives better information regarding the Year 2000 status of its systems and embedded technology and third party readiness.

        The most reasonably likely worst case scenario which could result from the failure of the Company or its customers, vendors or other key third parties to adequately address Year 2000 issues would include a temporary interruption or curtailment in the Company's manufacturing or distribution operations at one or more of its facilities. Such failures could also cause a delay or curtailment in the processing of orders and invoices and the collection of revenues, as well as the inability to maintain accurate accounting records, and lead to increased costs and loss of sales. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

        Management's estimates regarding expected completion dates and costs involved in the Company's Year 2000 project are based upon various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their Year 2000 issues, and other factors. While management believes the Company is addressing the Year 2000 issue, there is no guarantee that these estimated completion dates and costs will be achieved. In the event that the estimated completion dates and costs differ materially from the actual completion dates and costs, such could have a materially adverse effect on the Company's financial condition and results of operations. In addition, the Company cannot reasonably estimate the impact of Year 2000 on the Company if key third parties, including financial institutions, suppliers, customers, service providers, public utilities and governments, are unsuccessful in completing their Year 2000 efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's interest rate risk is very limited, as it has only a minimal amount of fixed-rate (7%) long-term debt. Future cash outflows relating to the Company's long-term debt follow ($000):

                          1999   -  $ 59
                          2000   -   460
                          2001   -   474
                          2002   -   509
                          2003   -   464

Although the Company has foreign currency risk, to date the Company has not entered into any foreign currency contracts to hedge such exposures. Additional discussion applicable to this matter is contained at page 34.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the directors and executive officers of the Company as of March 31, 1999:

     NAME                                  AGE    POSITION
     ----                                  ---    --------
     Jack W. Schuler (1) (3) (III)          58    Chairman of the Board of Directors
     John Patience (2) (III)                51    Vice Chairman of the Board of Directors
     Henry T. Pietraszek (I)                52    President, Chief Executive Officer and Director
     Christopher M. Gleeson                 49    Executive Vice President and Chief Operating Officer
     Michael K. Cusack                      41    Vice President, International
     Kendall B. Hendrick                    39    Vice President, Engineering
     Carl B. Kunkleman                      39    Vice President, Sales
     Johnny D. Powers, Ph.D.                37    Vice President, Operations and GM Molecular Diagnostics
     Bernard O. C. Questier                 45    Vice President, European Operations
     Russell Richerson, Ph.D.               47    Vice President, Research & Development
     Pierre H. Sice                         55    Vice President,  Chief Financial & Administrative
                                                    Officer and Secretary
     Tamaki Tateiwa                         59    Vice President, Japan Operations
     Stephen A. Tillson, Ph.D.              58    Vice President, Scientific Affairs and Quality
                                                  Assurance
     Rex J. Bates (2) (II)                  75    Director
     Edward M. Giles (1) (3) (II)           63    Director
     Thomas M. Grogan, M.D. (2) (III)       53    Director
     James R. Weersing (1)(2)(3)(I)         59    Director

----------------

(1)     Member of the Compensation Committee.

(2)     Member of the Audit Committee.

(3)     Member of the Nominating Committee

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

        MR. PATIENCE has served as a director of Ventana since July 1989 and as Vice Chairman since January 1999. Mr. Patience was a co-founder and served as a General Partner of Marquette Venture Partners, a venture capital investment firm, from January 1988 until March 1995. Since April 1995, Mr. Patience has been a partner in Crabtree Partners, a Chicago-based venture capital firm. Mr. Patience was previously a partner in the consulting firm of McKinsey & Co., specializing in health care. He is currently a director of TRO Learning, Inc. and Stericycle, Inc. Mr. Patience received a B.A. in Liberal Arts and an L.L.B. from the University of Sydney, Australia and an M.B.A. from the University of Pennsylvania Wharton School of Business.

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

        MR. GLEESON joined Ventana as Executive Vice President and Chief Operating Officer in March 1999. Prior to joining the Company, Mr. Gleeson was Senior Vice President of Bayer Diagnostics and General Manager of its Critical Care Division. From 1993 to 1996, he served as General Manager of the
U. S. Commercial Operations for Chiron Diagnostics, and prior to that, the founder, owner and Managing Director of Australian Diagnostics Corporation, a leading diagnostics distributor in Australia. He is a director of Pharmanetics, Inc. Mr. Gleeson attended Monash University in Melbourne, Australia.

        MR. CUSACK joined Ventana as Vice President of Marketing in September 1994 and assumed responsibility as Vice President, International in June 1996. Mr. Cusack has also served as President Directeur General of Ventana Medical Systems, S.A., a wholly owned subsidiary of Ventana, since September 1995. From November 1992 until joining Ventana, Mr. Cusack acted as General Manager, Europe and Mideast for CYTYC S.A.R.L., a medical diagnostics company with operations in the United States and abroad. Prior to CYTYC, Mr. Cusack held various marketing and managerial positions with Abbott's Diagnostics Division. Mr. Cusack received a B.S. from the University of Delaware and an M.B.A. from Temple University.

        MR. HENDRICK joined Ventana as Vice President of Engineering in August 1998. From April 1990 to August 1998, Mr. Hendrick held various product development management positions with Abbott Laboratories, Diagnostics Division, most recently as the Director of the Architect(TM) Research & Development Program. Mr. Hendrick holds a B.S. in Mechanical Engineering from Virginia Polytechnic Institute.

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

        MR. SICE joined Ventana as Vice President, Chief Financial Officer and Chief Administrative Officer in March 1997. Mr. Sice was Executive Vice President and Chief Financial Officer from 1994 until 1997, and Vice President and Chief Financial Officer from 1988 until 1994 at SensorMedics Corporation, a medical device company. From 1986 until 1988 Mr. Sice served as Senior Vice President and Chief Financial Officer of Datalin

Service Company. From 1978 until 1986 Mr. Sice was employed at MAI Basic Four Inc. in various financial management capacities. Mr. Sice received a B.S. in Mechanical Engineering from Illinois Institute of Technology and a M.B.A. from the University of Michigan.

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

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under caption "Executive Compensation" in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under caption "Record Date and Stock Ownership" in the Proxy Statement.

Item 13. CERTAIN TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10K

        1.      FINANCIAL STATEMENTS

                The following Financial Statements of Ventana Medical Systems, Inc. and Report of Ernst & Young LLP, Independent Auditors, are in this Form 10-K.

                                                                                                                 PAGE
                                                                                                                 ----
                 VENTANA MEDICAL SYSTEMS, INC.
                 Report of Ernst & Young LLP, Independent Auditors                                               F-1
                 Audited Consolidated Financial Statements
                   Consolidated Balance Sheets as of December 31, 1997 and 1998                                  F-2
                   Consolidated Statements of Operations for the years ended December 31, 1996, 1997
                      and 1998                                                                                   F-3
                   Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders'
                      Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998                      F-4
                   Consolidated Statements of Cash Flows for the years ended
                      December 31, 1996, 1997 and 1998                                                           F-5
                   Notes to Consolidated Financial Statements                                                    F-6

        2. FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996:

                     Schedule II - Valuation and Qualifying Accounts has been provided on page 44. All other schedules are omitted, because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

        3.      EXHIBITS

           Exhibit
           Number                                         Exhibits
           ------                                         --------
           3.1(i)(b)(1)     Restated Certificate of Incorporation of Registrant.
           3.1(ii)(b)(1)    Bylaws of Registrant.
           4.1(1)           Specimen Common Stock Certificate.
           10.1(a)(1)+      DAKO Distribution Agreement dated September 27, 1994.
           10.1(b)(1)+      First Amendment to DAKO Distribution Agreement dated March 24, 1995.
           10.1(c)(1)+      Further amendments to First Amendment to DAKO Distribution Agreement dated March 24, 1995.
           10.1(d)(2)++     Second amendment to DAKO Distribution Agreement dated September 25, 1996.
           10.1(e)(3)++     Amended and Restated DAKO Distribution Agreement dated May 18, 1998.
           10.2(a)(1)       Kollsman Secured Promissory Note dated December 4, 1994.
           10.2(b)(1)       Development Secured Promissory Note dated March 24, 1995.
           10.3(1)+         Curtin Matheson Scientific, Inc. Distribution Agreement dated January 18, 1993.
           10.4(a)(1)       Restricted Stock Purchase Agreement with Jack W. Schuler dated April  19, 1996 -- Tranche 1.
           10.4(b)(1)       Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19, 1996 -- Tranche 2.
           10.4(c)(1)       Restricted Stock Purchase Agreement with Jack W. Schuler dated April 19, 1996 Tranche 3.
           10.4(d)          Services Extension Agreement with Jack W. Schuler dated January 26, 1998.
           10.5(a)(1)       Restricted Stock Purchase Agreement with John Patience dated April 19, 1996 Tranche 1.
           10.5(b)(1)       Restricted Stock Purchase Agreement with John Patience dated April 19, 1996  Tranche 2.
           10.5(c)          Services Extension Agreement with John Patience dated January 26, 1998.
           10.6(1)          Form of Indemnification Agreement for directors and officers.
           10.7(a)(1)       1988 Stock Option Plan and forms of agreements thereunder.
           10.7(b)(1)       1996 Stock Option Plan and forms of agreements thereunder.
           10.8(a)(1)       1991 Employee Stock Purchase Plan.
           10.8(b)(1)       1996 Employee Stock Purchase Plan.
           10.8(c)(1)       1996 Directors Option Plan.
           10.9(1)          Questier Employment Agreement dated October 20, 1995.
           10.10(1)         Restated Investors Rights Agreement dated February 20, 1996.

           10.11(1)         Sublease of Premises between the Registrant and Jerry R. Jones &Associates, Inc., dated
                            February 29, 1996, with attached Master Lease, dated October 26, 1988.
           10.12(1)         Master Lease Purchase  Agreement  between the Registrant and Copelco Leasing  Corporation  dated
                            April 13, 1994.
           10.13(a)(1)      Agreement and Plan of Reorganization dated January 19, 1996.
           10.13(b)(1)      Agreement and Plan of Merger dated February 26, 1996.
           10.13(c)(1)      Escrow Agreement dated February 26, 1996.
           10.14(a)(1)      Form of Stock Purchase Warrant to Purchase shares of Series D Preferred Stock.
           10.14(b)(1)      Form of Preferred Stock Purchase Warrant.
           10.14(c)(1)      MBW and Marquette Warrants dated August 21, 1992.
           10.14(d)(1)      Schuler Warrant dated September 30, 1992.
           10.15(a)(1)      Form of Convertible Unsecured Promissory Note.
           10.15(b)(1)      Form of Convertible Unsecured Promissory Note.
           10.17(1)+        NovoCastra Laboratories Ltd. Distribution Agreement dated August 19, 1992
           10.18(1)+        LJL BioSystems, Inc. TechMate 250 Production Agreement dated May 1, 1996.
           10.19(a)(1)      Silicon Valley Bank Loan and Security Agreement dated February 20, 1995.
           10.19(b)(1)      Amendment to Silicon Valley Bank Loan and Security Agreement dated March 28, 1996.
           10.19(c)         Amendment to Silicon Valley Bank Loan and Security Agreement dated August 15, 1997.
           10.20(a)         Bank of America Business Loan Agreement dated June 9, 1998.
           10.20(b)         Amendment to Bank of America Business Loan Agreement dated October 1, 1998.
           10.20(c)         Amendment to Bank of America Business Loan Agreement dated March 17, 1999.
           10.21(4)         Acquisition of Biotechnology Tools, Inc. dated October 14, 1998.
           10.21(5)         Amendment No. 1 to Acquisition of Biotechnology Tools, Inc. dated October 14, 1998.
           13.1(3)          The Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
           21.1(1)          Subsidiaries of the Registrant.
           23.1             Consent of Ernst & Young LLP, Independent Auditors.
           27.1             Financial Data Schedule.

(1) Incorporated by reference to the like-numbered exhibit to Registrant's Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2) Incorporated by reference to the like-numbered exhibit to Registrant's Registration Statement on Form S-1 (Commission File No. 333-18471), declared effective by the Commission February 11, 1997.

(3) Incorporated by reference to Form 10Q filed August 14, 1998 (Commission File No. 000-20931).

(4) Incorporated by reference to Form 8K filed October 29, 1998 (Commission File No. 2-20931).

(5) Incorporated by reference to Form 8K-A filed December 28, 1998 (Commission File No. 2-20931).

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

                                        VENTANA MEDICAL SYSTEMS, INC.

                                        By:  /s/ Pierre H. Sice
                                             -----------------------------------
                                             Pierre H. Sice
                                             Vice President and
                                             Chief Financial Officer

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

           Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated:

        Signature                                      Title                                  Date
        ---------                                      -----                                  ----
/s/ Henry T. Pietraszek                            President and                          March 30, 1999
---------------------------                   Chief ExecutiveOfficer
(Henry T. Pietraszek)                       (Principal Executive Officer)

/s/ Pierre H. Sice                               Vice President and                       March 30, 1999
---------------------------                    Chief Financial Officer
(Pierre H. Sice)                   (Principal Financial and Accounting Officer)

/s/ Edward M. Giles                                   Director                            March 30, 1999
---------------------------
(Edward M. Giles)

 /s/ Thomas M. Grogan                                 Director                            March 30, 1999
---------------------------
(Thomas M. Grogan)

/s/ John Patience                                     Director                            March 30, 1999
---------------------------
(John Patience)

/s/ Jack W. Schuler                                   Director                            March 30, 1999
---------------------------
(Jack W. Schuler)

/s/ James R. Weersing                                 Director                            March 30, 1999
---------------------------
(James R. Weersing)

/s/ Rex J. Bates                                      Director                            March 30, 1999
---------------------------
(Rex J. Bates)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                          BALANCE AT       ADD. CHARGES    ADD. CHARGES
                                         BEGINNING OF      TO COSTS AND      TO OTHER                           BALANCE AT
DESCRIPTION                                 PERIOD           EXPENSES        ACCOUNTS         DEDUCTIONS      END OF PERIOD
-----------                              ------------      ------------    -------------      ----------      -------------
Year Ended December 31, 1998
  Deducted from asset accounts:
  Allowance for doubtful accounts            $ 300             $ 392            $  41            $  39             $ 694
                                             =====             =====            =====            =====             =====
                                                                                 (1)              (3)
Year Ended December 31, 1997
  Deducted from asset accounts:
  Allowance for doubtful accounts            $  47             $ 251            $  11            $   9             $ 300
                                             =====             =====            =====            =====             =====
                                                                                 (1)              (3)
Year Ended December 31, 1996
  Deducted from asset accounts:
  Allowance for doubtful accounts            $  31             $  14            $  17            $  15             $  47
                                             =====             =====            =====            =====             =====
                                                                                  (2)             (3)

(1)   Charged to revenue

(2)   Opening balance of acquired company

(3)   Uncollectible accounts written off, net of recoveries

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
 10.4(d)      Services Extension Agreement with Jack W. Schuler dated January
              26, 1998.

 10.5(c)      Services Extension Agreement with John Patience dated January 26,
              1998.

 10.20(a)     Bank of America Business Loan Agreement dated June 9, 1998.

 10.20(b)     Amendment to Bank of America Business Loan Agreement dated October
              1, 1998.

 10.20(c)     Amendment to Bank of America Business Loan Agreement dated March
              17, 1999.

 23.1         Consent of Ernst & Young LLP, Independent Auditors

 27.1         Financial Data Schedule

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Ventana Medical Systems, Inc.


We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., at December 31, 1998 and 1997, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Tucson, Arizona
February 2, 1999

                          Ventana Medical Systems, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998           1997
                                                         --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                              $  2,424      $ 18,902
  Trade accounts receivable, net of allowance for
    doubtful accounts of $694 and $300, respectively       16,531         8,047
  Inventories                                              11,009         5,134
  Prepaid expenses                                            645           846
  Other current assets                                      1,142         1,263
                                                         --------      --------
Total current assets                                       31,751        34,192
Property and equipment, net                                 9,937         6,105
Intangibles, net                                           14,592         8,055
                                                         --------      --------
Total assets                                             $ 56,280      $ 48,352
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  3,536      $  2,584
  Other current liabilities                                 5,053         2,894
                                                         --------      --------
Total current liabilities                                   8,589         5,478
Long-term debt                                              1,907           471
Commitments and Contingencies
Stockholders' equity:
  Common stock - $.001 par value; 50,000,000 shares
    authorized, 13,421,819 and 13,247,226 shares
    issued and outstanding at December 31, 1998 and
    1997, respectively                                         13            13
  Additional paid-in-capital                               78,716        76,313
  Accumulated deficit                                     (32,152)      (33,782)
  Accumulated other comprehensive income                     (193)         (141)
  Treasury stock - 40,000 shares in 1998, at cost            (600)           --
                                                         --------      --------
Total stockholders' equity                                 45,784        42,403
                                                         --------      --------
Total liabilities and stockholders' equity               $ 56,280      $ 48,352
                                                         ========      ========

See accompanying notes.

                          Ventana Medical Systems, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                    YEARS ENDED
                                                    DECEMBER 31,
                                          ----------------------------------
                                           1998         1997          1996
                                          -------     --------      --------
Sales:
  Instruments                             $15,737     $  9,248      $  8,591
  Reagents and other                       31,967       22,905        15,538
                                          -------     --------      --------
                                           47,704       32,153        24,129

Cost of goods sold                         14,542       11,138        10,632
                                          -------     --------      --------
Gross profit                               33,162       21,015        13,497

Operating expenses:
  Selling, general and administrative      23,805       16,953        11,206
  Research and development                  5,057        3,050         2,749
  Non-recurring expenses                    3,160        1,656        10,262
  Amortization of acquisition costs           599          509           424
                                          -------     --------      --------
Income (loss) from operations                 541       (1,153)      (11,144)
Interest and other income (expense)         1,089          781          (137)
                                          -------     --------      --------
Income (loss) before income taxes           1,630         (372)      (11,281)
Provision for income taxes                     --           --            --
                                          -------     --------      --------
Net income (loss)                         $ 1,630     $   (372)     $(11,281)
                                          =======     ========      ========

Net income (loss) per share:
  Basic                                   $   .12     $   (.03)     $  (1.22)
                                          =======     ========      ========
  Diluted                                 $   .11     $   (.03)     $  (1.22)
                                          =======     ========      ========

Shares used in computing net income
  (loss) per share:
    Basic                                  13,320       12,778         9,243
                                          =======     ========      ========
    Diluted                                14,627       12,778         9,243
                                          =======     ========      ========



See accompanying notes.

                          Ventana Medical Systems, Inc.

        Consolidated Statements of Convertible Redeemable Preferred Stock
                       and Stockholders' Equity (Deficit)

                        (In thousands, except share data)


                                                  CONVERTIBLE REDEEMABLE
                                                     PREFERRED STOCK
                                          --------------------------------------



                                          SERIES A  SERIES C  SERIES D   TOTAL
                                          --------------------------------------
Balance at January 1, 1996                 $ 536    $ 10,696  $ 23,948  $ 35,180
  Net loss                                    --          --        --        --
  Translation adjustment                      --          --        --        --

  Comprehensive loss                          --          --        --        --

  Sale of Series D preferred stock            --          --       413       413
  Accretion of preferred stock
    redemption requirement                    --         328     1,027     1,355
  Conversion of preferred stock
    upon completion of initial
    public offering                         (536)    (11,024)  (25,388)  (36,948)
  Proceeds of initial public offering,
    net of expenses $1,221                    --          --        --        --
  Conversion of debt into common stock        --          --        --        --
  Sale of common stock - other                --          --        --        --
                                           -------------------------------------

Balance at December 31, 1996                  --          --        --        --
  Net loss                                    --          --        --        --

  Translation adjustment                      --          --        --        --

  Comprehensive loss                          --          --        --        --

  Proceeds from public offering, net
    of expenses $530                          --          --        --        --
  Sale of common stock - other                --          --        --        --
                                           -------------------------------------

Balance at December 31, 1997                  --          --        --        --
  Net income                                  --          --        --        --
  Translation adjustment                      --          --        --        --

  Comprehensive income                        --          --        --        --

  Sale of common stock - other                --          --        --        --
  Repayment of director's loans               --          --        --        --
  Purchase of common stock                    --          --        --        --
                                           -------------------------------------

 Balance at December 31, 1998              $  --    $     --  $     --  $     --
                                           =====================================



                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                            --------------------------------------------------------------------------
                                              COMMON STOCK
                                            -----------------                          ACCUMULATED
                                                                                          OTHER
                                                               ADDITIONAL               COMPREHEN-
                                                                PAID-IN   ACCUMULATED      SIVE   TREASURY
                                             SHARES    AMOUNT   CAPITAL     DEFICIT       INCOME    STOCK      TOTAL
                                            --------------------------------------------------------------------------
Balance at January 1, 1996                  1,020,164   $ 1     $   243     $(29,980)     $(120)     $  --    $(29,856)
  Net loss                                         --    --          --      (11,281)        --         --     (11,281)
  Translation adjustment                           --    --          --           --        (96)        --         (96)
                                                                                                              --------
  Comprehensive loss                               --    --          --           --         --         --     (11,377)
                                                                                                              --------
  Sale of Series D preferred stock                 --    --          --           --         --         --          --
  Accretion of preferred stock
    redemption requirement                         --    --          --       (1,355)        --         --      (1,355)
  Conversion of preferred stock
    upon completion of initial
    public offering                         6,716,997     7      27,735        9,206         --         --      36,948
  Proceeds of initial public offering,
    net of expenses $1,221                  1,963,975     2      17,042           --         --         --      17,044
  Conversion of debt into common stock        222,973    --       3,016           --         --         --       3,016
  Sale of common stock - other              1,054,129     1         849           --         --         --         850
                                           ---------------------------------------------------------------------------

Balance at December 31, 1996               10,978,238    11      48,885      (33,410)      (216)        --      15,270
  Net loss                                         --    --          --         (372)        --         --        (372)
  Translation adjustment                           --    --          --           --         75         --          75
                                                                                                              --------
  Comprehensive loss                               --    --          --           --         --         --        (297)
                                                                                                              --------
  Proceeds from public offering, net
    of expenses $530                        1,881,066     2      26,132           --         --         --      26,134
  Sale of common stock - other                387,922    --       1,296           --         --         --       1,296
                                           ---------------------------------------------------------------------------

Balance at December 31, 1997               13,247,226    13      76,313      (33,782)      (141)        --      42,403
  Net income                                       --    --          --        1,630         --         --       1,630
  Translation adjustment                           --    --          --           --        (52)        --         (52)
                                                                                                              --------
  Comprehensive income                             --    --          --           --         --         --       1,578
                                                                                                              --------
  Sale of common stock - other                174,593    --       1,502           --         --         --       1,502
  Repayment of director's loans                    --    --         901           --         --         --         901
  Purchase of common stock                         --    --          --           --         --       (600)       (600)
                                           ---------------------------------------------------------------------------

 Balance at December 31, 1998              13,421,819   $13     $78,716     $(32,152)     $(193)     $(600)   $ 45,784
                                           ===========================================================================


See accompanying notes.

                          Ventana Medical Systems, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    YEARS ENDED DECEMBER 31,
                                              ------------------------------------
                                                1998          1997          1996
                                              --------      --------      --------
OPERATING ACTIVITIES:
Net income (loss)                             $  1,630      $   (372)     $(11,281)
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Depreciation and amortization                2,850         2,029         1,052
    Purchased in-process research and
      development                                2,900            --         7,900
    Provision for deferred taxes                   145            --            --
    Gain on early extinguishment of debt            --            --           300

Changes in operating assets and
  liabilities net of effects from
  acquisitions:
    Accounts receivable                         (6,340)       (4,017)       (2,598)
    Inventories                                 (4,160)       (1,862)       (1,377)
    Other assets                                   198        (1,065)         (288)
    Accounts payable                               (63)          846           181
    Other current liabilities                      296          (643)       (1,626)
                                              --------      --------      --------
Net cash used in operating activities           (2,544)       (5,084)       (7,737)

INVESTING ACTIVITIES:
Purchase of property and equipment              (5,377)       (4,263)         (815)
Purchase of intangible assets                       (5)          (44)         (192)
Acquisition of certain Oncor, Inc. assets       (5,000)           --            --
Acquisition of Biotechnology Tools, Inc.        (5,257)           --            --
Acquisition of BioTek Solutions, Inc.               --            --        (2,500)
Sales (purchases) of short-term
 investments available for sale activities          --         4,877        (4,877)
Net cash (used in) provided by
 investing activities                          (15,639)          570        (8,384)
                                              --------      --------      --------
FINANCING ACTIVITIES:
Repayments of notes payable                         --       (10,279)           --
Net proceeds from public offering                   --        26,134        17,044
Issuance of debt (including amounts from
 related parties) and stock                      2,403         1,296         7,624
Purchase of common stock                          (600)           --            --
Repayment of debt, net of gain on
 extinguishment                                    (46)           --        (3,364)
                                              --------      --------      --------
Net cash provided by financing activities        1,757        17,151        21,304
Effect of exchange rate changes on cash            (52)           75           (96)
                                              --------      --------      --------
Net (decrease) increase in cash and cash
 equivalents                                   (16,478)       12,712         5,087
Cash and cash equivalents, beginning
 of year                                        18,902         6,190         1,103
                                              --------      --------      --------
Cash and cash equivalents, end of year        $  2,424      $ 18,902      $  6,190
                                              ========      ========      ========

See accompanying notes.

                          Ventana Medical Systems, Inc.

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

                                December 31, 1998


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Ventana Medical Systems, Inc. (the "Company") develops, manufactures, and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. At present, the Company's principal markets are North America, Europe, and Japan.

Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., BioTek Solutions, Inc. (BioTek) and BioTechnology Tools, Inc. (BTTI). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: Cash equivalents include investments (primarily money market accounts and overnight reverse repurchase agreements) with maturities of three months or less from the date of purchase.

Inventories: Inventories, principally chemical, biological and instrument parts and reagents and finished instruments, are stated at the lower of cost (first-in first-out basis) or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements is calculated using a straight-line method over the term of the lease. Maintenance and repairs are charged to operations as incurred.

Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RPs), qualified reagent installed bases (QRIBs) and rentals. New instruments are no longer placed into the RP program. However, certain long-standing agreements continue on a month-to-month basis, wherein the customer is required to purchase a minimum quantity of reagents in order to keep the instrument. QRIB instruments are placed with customers for evaluation periods of up to six months. The customer is required to purchase a minimum amount of reagents and at the end of the evaluation period must purchase, rent or return the instrument. The manufacturing cost of demonstration, RP, QRIB and rental instruments is amortized over a period of 36 to 48 months to cost of goods sold.

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


Intangibles: Intangible assets consist primarily of goodwill, customer base, developed technology, workforce in place and supply agreements acquired in the acquisitions of BioTek (see Note 12), BTTI (see Note 13) and of certain assets and technology from Oncor, Inc. (see Note 14) and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years.

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

For the year ended December 31, 1997, sales to DAKO A/S, a European distributor for the Company, represented approximately 20% of consolidated net sales. For the year ended December 31, 1996, sales to DAKO A/S and Curtin Matheson Scientific, a subsidiary of Fischer Scientific, Inc. represented 17% and 16% of consolidated net sales, respectively. No single customer accounted for 10% or more of the Company's 1998 net sales.

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

Non-recurring Expenses: The 1998 non-recurring expenses primarily relate to the cost of research and development in process acquired from Oncor, Inc. (see Note
14). The 1997 non-recurring expenses relate primarily to a legal judgment against BioTek. Non-recurring expenses in 1996 consisted of the estimated costs of integrating BioTek's operations into Ventana's and the cost of research and development in process acquired from BioTek (see Note 12).

Foreign Currency Translations: Foreign currency financial statements of the Company's foreign subsidiaries are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year end and statement of operations accounts at

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


the average exchange rate for the year, with resulting translations adjustments included in accumulated other comprehensive income. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

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

Fair Value of Financial Instruments: The Company's cash equivalents, accounts receivable, accounts payable and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value, due to their current maturities. The fair value of the Company's borrowings is estimated using discounted cash flow analyses, based upon the current incremental borrowing rates for similar arrangements.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

Accumulated Other Comprehensive Income: As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position, stockholders' equity or cash flows. SFAS No. 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Accumulated other comprehensive income at December 31, 1998, 1997 and 1996 consists exclusively of foreign currency translation adjustments.

Income (loss) per Share: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128, as well as Staff Accounting Bulletin No. 98 (issued by the Securities and Exchange Commission in February 1998), which amends the determination of and accounting for "cheap stock" in periods prior to an initial public offering. The effect of dilutive securities is computed using the treasury stock method.

Loss per share in both 1997 and 1996 is computed using the weighted average number of shares of common stock outstanding; common equivalent shares from stock options and warrants are excluded from the computation in those years as their effect is antidilutive.

The following tables sets forth the components of the computation of 1998 basic and diluted earnings per share:

        Numerator:
          Net income                                 $ 1,630
                                                     =======

        Denominator:
          Basic:
            Weighted average shares                   13,320

        Effect of dilutive securities:
            Employee stock options                       776
            Warrants                                     531
                                                     -------
                                                      14,627
                                                     =======

The 1996 net loss per share, historical basis, was as follows:

        Net loss                                                  $(11,281)
        Less accretion of preferred stock dividends                 (1,355)
                                                                  --------
        Net loss applicable to common stock                       $(12,636)
                                                                  ========
        Net loss per common share                                 $  (2.14)
                                                                  ========
        Weighted average shares outstanding                          5,907
                                                                  ========

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


The as adjusted calculation of 1996 net loss per share presented in the consolidated statements of operations has been computed as described above, but also gives effect to the conversion of all outstanding shares of convertible redeemable preferred stock into common stock upon closing of the Company's initial public offering (determined using the if-converted method) and the exercise of warrants to purchase Series D preferred stock which would otherwise have expired upon completion of the Offering.

Impact of Recently Issued Accounting Standards: In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The Company will adopt the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. As the Company already has a policy of capitalizing internal use software, the Company does not believe that the adoption of this SOP will have a material effect on the Company's consolidated results of operations or financial position.

2. INVENTORIES

Inventories consist of the following:

                                                     DECEMBER 31,
                                               -----------------------
                                                1998             1997
                                               -------          ------
    Raw materials and work-in-process          $ 5,165          $4,033
    Finished goods                               5,844           1,101
                                               -------          ------
                                               $11,009          $5,134
                                               =======          ======

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                            ------------------------
                                                             1998             1997
                                                            ------------------------
    Diagnostic instruments                                  $ 7,267          $ 4,830
    Machinery and equipment                                   4,835            2,684
    Computers and related equipment                            2021            1,970
    Leasehold improvements                                      561              472
    Furniture and fixtures                                      305              177
                                                            ------------------------
                                                             14,989           10,133
    Less accumulated depreciation and amortization            5,759            4,028
    Projects in progress                                        707               --
                                                            ------------------------
                                                            $ 9,937          $ 6,105
                                                            ========================

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                       DECEMBER 31,
                                  -----------------------
                                   1998             1997
                                  -----------------------
    Customer base                 $ 4,100          $4,100
    Developed technology            2,800           2,800
    Goodwill                        7,637           1,756
    Supply contract                 1,200              --
    Workforce in place                100              --
    Patents                           492             488
                                  -----------------------
                                   16,329           9,144
    Less amortization               1,737           1,089
                                  -----------------------
                                  $14,592          $8,055
                                  =======================

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                        DECEMBER 31,
                                                  ------------------------
                                                   1998              1997
                                                  ------------------------
    Accrued payroll and payroll taxes             $ 1,161           $  421
    Accrued commissions                               385              146
    Deferred revenue                                1,037              334
    Accrued legal or settlement reserves              338              946
    Contingent purchase consideration                 900               --
    Sales tax (receivable) payable                    (95)             410
    Long-term debt, current portion                    59               --
    Other accrued expenses                          1,268              637
                                                  ------------------------
                                                  $ 5,053           $2,894
                                                  ========================

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


6. LINE OF CREDIT

The Company had $5,000 available under a line of credit arrangement with a bank which is subject to renewal in May 1999. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. The line contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. No borrowings were outstanding under the line at December 31, 1998. The bank waived non-compliance with the Company's financial covenants as of the December 31, 1998 measurement date.

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1998           1997
                                                              --------------------
    Note payable to a customer over 16 quarters
      beginning March 31, 2000, interest accruing at
      7% beginning January 1, 2000                            $1,588          $ --
    Capital lease obligations, various terms and
      interest rates                                             378            --
    Note payable to a customer, rolled-into new note
      in 1998                                                     --           471
                                                              --------------------
                                                               1,966           471
    Less current portion                                          59            --
                                                              --------------------
                                                              $1,907          $471
                                                              ====================


Future payments under the above obligations are as follows at December 31, 1998:

    1999                                     $   59
    2000                                        460
    2001                                        474
    2002                                        509
    2003                                        464
                                             ------
                                             $1,966
                                             ======


The note payable to a customer at December 31, 1998 is net of imputed interest of $63 relating to the period through January 1, 2000 during which no interest accrues.

The Company issued Exchange Notes in connection with the BioTek acquisition. On March 25, 1996, approximately $3,016 of the Exchange Notes were converted into

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


common stock. On October 18, 1996, the Company redeemed for $3,400 Exchange Notes with a face value of $3,700. The resulting gain on extinguishment of debt was reflected in operating results in the fourth quarter of 1996. All Exchange Notes were repaid by February 1997. In accordance with the note terms, all interest was forgiven, as the Exchange notes were repaid prior to February 26, 1997. The reversal of the $603 of previously accrued interest expense is included in operating results in the first quarter of 1997.

8. STOCKHOLDERS' EQUITY

During 1997, the Company granted options to purchase a total of 300 shares at $12.625 per share, fair market value on the date of the grant, to two Directors of the Company for consulting services to be performed through February 2000.

On February 26, 1996, the Company sold 647 shares of common stock to two directors of the Company and a related partnership at a price of $1.62 per share for their efforts and assistance in completing the BioTek acquisition and assisting management with its integration of the acquired company. Receivables of $901 due from the directors have been netted against Common Stock at December 31, 1997 and 1996. These loans, including interest at the rate of 6%, were repaid on February 26, 1998.

Upon closing of the Company's initial public offering on July 26, 1996, all outstanding shares of its Series A, C and D redeemable Convertible Preferred stock were converted into 6,717 shares of Common Stock.

Warrants for the purchase of 719 shares of Common Stock were outstanding and fully exercisable at December 31, 1998, at an exercise price of $5.82 per share. These warrants may be exercised on a net basis and will begin to expire in February 2001, to the extent not previously exercised.

Under the Company's 1988 Stock Option Plan ("the 1988 Plan"), up to 1,340 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of fair market value of the Company's stock on the date of grant. Options generally vest over a four year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

In April 1996, the Company's Board of Directors authorized the 1996 Stock Option Plan ("the 1996 Plan"). A total of 1,750 shares of common stock have been reserved for issuance under the 1996 Plan. In order to be ISOs, options must be granted at not less than 100% of the fair market value of the Company's stock on the dates of grant. Options generally vest over four years (grants made prior to 1998) or five years (1998 grants) and expire in ten years.

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan ("the 1996 Purchase Plan"). A total of 200 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 100 shares of common stock have been issued under the 1996 Purchase Plan at a prices ranging from $8.18 per share to $18.38 per share. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the lower of the first day of each 24 month offering period or the last day of each subsequent purchase period.

In June 1996, the Company adopted the 1996 Director Stock Option Plan (the "Director Plan") and reserved a total of 250 shares of common stock for issuance thereunder. Commencing with the Company's 1997 annual meeting of stockholders, each nonemployee director was to be granted a nonstatutory option to purchase an amount of shares of the Company's common stock equal to 5 shares multiplied by a fraction, the numerator of which shall be $15.00 and the denominator of which shall be the fair market value of one share of the Company's common stock on the dates of grant. The exercise price of options granted under the Director Plan are equal to the fair market value of one share of the Company's common stock on the dates of grant. A total of 60 shares were issued under the Plan at $10.125 - $26.37 per share. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. 99 shares were issued under this version of the Plan in 1998, bringing the total shares issued under the prior and current version of the Director Plan to 159. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan will terminate in June 2001, unless terminated earlier.

In September 1998, the Company's Directors approved the repurchase of up to 750 shares of the Company's common stock. A total of 40 shares were repurchased under this authorization in 1998.

On March 9, 1998, the Company's Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company's Common Stock for shareholders of record on May 8, 1998. Each right entitled stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stick at an exercise price of eighty-five dollars ($85.00). The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock. If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company's Common Stock, each Right not owned by a holder of 20% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligation under the Rights and the Right will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock option and employee stock purchase plan under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rate of 6.0% and 6.28% divided yield of 0$. volatility factor of the expected market price of the Company's common stock of .619 an .726 and .755, and an expected life of the options of 5 years.

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

                      (In thousands, except per share data)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company's pro forma information follows:

                                                          YEAR ENDED DECEMBER 31
                                                 ----------------------------------------
                                                  1998            1997             1996
                                                 ----------------------------------------
    As reported                                  $ 1,630         $  (372)        $(11,281)
    Pro forma compensation expense                (3,640)         (2,188)            (411)
                                                 ----------------------------------------
    Pro forma net income (loss)                   (2,010)        $(2,560)        $(11,692)
                                                 ========================================
    Pro forma net income (loss) per share        $ (0.14)        $ (0.20)        $  (1.26)
                                                 ========================================

Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

A summary of the Company's stock option activity, and related information is as follows:

                                              OUTSTANDING STOCK OPTIONS
                                           --------------------------------
                                                           WEIGHTED AVERAGE
                                           NUMBER OF           EXERCISE
                                            OPTIONS         PRICE PER SHARE
                                           --------------------------------
    Balance at January 1, 1996                 650             $    0.95
      Granted                                  271                  9.65
      Exercised                               (183)                 0.89
      Canceled                                 (23)                 0.84
                                             ---------------------------
    Balance at December 31, 1996               715                  3.89
      Granted                                1,436                 11.89
      Exercised                               (224)                 1.71
      Canceled                                (300)                 5.92
                                             ---------------------------
    Balance at December 31, 1997             1,627                 10.88
      Granted                                  540                 19.68
      Exercised                               (121)                 7.52
      Canceled                                (126)                11.76
                                             ---------------------------
    Balance at December 31, 1998             1,920             $   13.52
                                             ===========================

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


The weighted average fair values of stock options granted during 1998, 1997, and 1996, for which the exercise price was equal to the fair market value of the stock were $10.12, $7.55, and $7.42 per share, respectively. The weighted average fair value of stock options granted during 1996 for which the exercise price exceeded the fair market value of the stock was $0.89 per share.

                                       STOCK OPTIONS AT DECEMBER 31, 1998
                          -------------------------------------------------------------
                                 OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                          -------------------------------------------------------------
                                                      WEIGHTED
                                        WEIGHTED      AVERAGE
                                        AVERAGE      REMAINING                 WEIGHTED
                           NUMBER OF    EXERCISE    CONTRACTUAL                AVERAGE
    RANGE OF EXERCISE       OPTIONS       PRICE        LIFE        NUMBER      EXERCISE
         PRICES           OUTSTANDING  OUTSTANDING    (YEARS)    EXERCISABLE    PRICE
    ----------------------------------------------------------------------------------
    $0.60 - $1.62              127       $  .92         6.0          108        $  .93
    $10.00 - $10.15            269       $10.02         8.1          126        $10.04
    $12.25 - $14.63            904       $12.43         8.3          107        $12.45
    $15.00 - $17.00            343       $16.32         9.0          100        $16.09
    $20.13 - $27.38            277       $21.81         9.4           64        $26.97
                             ---------------------------------------------------------
      Totals                 1,920       $13.52         8.1          505        $11.96
                             =========================================================


9. INCOME TAXES

The Company's deferred tax assets consist of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                              1998         1997
                                                             --------------------
    Non-current:
      In-process R&D write-off                               $ 1,154     $     --
      Net operating loss carryforwards                           525        5,206
      Capitalized research and development                     3,506        2,755
      General business credit carryforwards                    1,247          968
      Depreciation expense                                       968          360
      Other                                                      211            -
    Current:
      AMT credit carryforward                                    145            -
      Miscellaneous                                            1,021        1,002
                                                             --------------------
    Total deferred tax assets                                  8,777       10,291
    Valuation reserve                                         (8,632)     (10,291)
                                                             --------------------
    Net deferred tax assets                                  $   145     $     --
                                                             ====================

The valuation allowance for deferred tax assets decreased by $1,659 and increased by $574 in the years ended December 31, 1998 and 1997, respectively to fully offset all deferred tax assets except those pertaining to AMT credit carryforwards for which management believes it is more likely than not that such benefits will be utilized. The 1998 deferred tax benefit of $145 exactly offset the 1998 current expense of $145, and thus no 1998 tax provision is reflected in the accompanying consolidated statement of operations.

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the deferral of research and development expenses for tax purposes.

At December 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1,466 and $444, respectively. These federal and state carryforwards will begin to expire in 1999 if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $1,200 which will begin to expire in 2005, if not previously utilized. Utilization of the Company's net operating loss carryforwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company's prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards. In addition, the Company has certain foreign net operating loss carryforwards approximating $3,800 which begin to expire in 2001.

10. COMMITMENTS AND CONTINGENCIES

The Company conducts its corporate operations from leased facilities. In addition to monthly rental payments, the Company is responsible for certain monthly operating and maintenance expenses of such facilities. The lease expires in 2001. The future minimum rental payments under this and other operating lease arrangements at December 31, 1998 are as follows:

          1999                                           $  995
          2000                                              639
          2001                                              410
          2002                                              255
          2003                                               20
                                                         ------
                                                         $2,319
                                                         ======

Rent expense totaled $548, $580 and $448 for the years ended December 31, 1998, 1997 and 1996, respectively.

In July 1997, the U.S. District Court in San Jose, California awarded a judgment of approximately $850 to a competitor based on alleged patent infringement by a subsidiary of the Company. This amount was fully expensed by the second quarter of 1997. The matter was appealed by the Company, with such appeals denied in April 1998. Accordingly, a total of $881 (including interest) was paid by the Company in May 1998 to extinguish this judgment.

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


DAKO initiated binding arbitration with the Company in 1997 regarding the pricing of the Company's TechMate 250 product. The dispute was settled in 1998 with the Company agreeing to pay DAKO a total of $1,651 beginning January 2000 (see Note 7).

Four former BioTek noteholders have filed an action against the Company and certain of its directors and stockholders alleging the Company violated federal and California securities law and engaged in common law fraud in connection with the BioTek acquisition and conversion of BioTek notes. The Company filed a motion to dismiss this action, which was granted in part in September 1998.

The Company is also involved in various other actions arising in the normal course of business. Management, in conjunction with outside counsel, periodically reviews such matters and makes any accruals deemed necessary. Management is of the opinion that the disposition of all claims outstanding will not have a material effect on the Company's financial position, cash flows or results of operations.

11. OPERATING SEGMENT AND ENTERPRISE DATA

The Company has three reportable segments: North America (primarily the United States), Europe (primarily France and Germany) and Japan (formed in 1998). These operating segments are the segments of the Company for which separate financial information is available and for which operating profit/loss amounts are regularly evaluated by the Company's Chief Operating Decision Maker (its Board of Directors) in deciding how to allocate resources and in assessing performance.

The Company's Chief Operating Decision Maker evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inventory transfers to foreign subsidiaries are made at standard cost. The North America operations include corporate activity (including all interest income) that benefits the Company as a whole. The following summary includes both net sales to unaffiliated customers and transfers between geographic areas. Net sales are attributed to segments based on the location from which the shipment to the customer was made; reagents and instruments are sold in each segment.

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


                                                    YEAR ENDED DECEMBER 31, 1998
                                       --------------------------------------------------------
                                        NORTH                             ELIMINA-
                                       AMERICA     EUROPE       JAPAN      TIONS        TOTALS
                                       -------     -------     -------     ------       -------
Sales to external customers            $41,469     $ 5,633     $   602     $     --     $47,704
Non-recurring expenses                   3,160          --          --           --       3,160
Depreciation and amortization
  expense                                2,565         263          22           --       2,850
Segment profit (loss)                    3,147        (821)       (810)         114       1,630
Segment assets                          74,724       7,220       1,037      (26,701)     56,280
Expenditures for long-lived assets      12,154         238         166           --      12,558


                                                   YEAR ENDED DECEMBER 31, 1997
                                          ----------------------------------------------
                                           NORTH                  ELIMINA-
                                          AMERICA     EUROPE       TIONS         TOTALS
                                          ----------------------------------------------
Sales to external customers               $28,808     $ 3,345      $    --      $ 32,153
Non-recurring expenses                      1,656          --           --         1,656
Depreciation and amortization expense       1,934          95           --         2,029
Segment profit (loss)                         852        (876)        (348)         (372)
Segment assets                             52,831       3,842       (8,321)       48,352
Expenditures for long-lived assets          3,985         278           --         4,263


                                                    YEAR ENDED DECEMBER 31, 1996
                                          -------------------------------------------------
                                           NORTH                    ELIMINA-
                                          AMERICA       EUROPE       TIONS          TOTALS
                                          -------------------------------------------------
Sales to external customers               $ 22,257      $ 1,872      $     --      $ 24,129
Non-recurring expenses                      10,262           --            --        10,262
Depreciation and amortization expense          932          120            --         1,052
Segment profit (loss)                      (10,410)        (871)           --       (11,281)
Segment assets                              49,530        1,525       (18,645)       32,410
Expenditures for long-lived assets           9,635          135            --         9,770

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


12. BIOTEK ACQUISITION

The Company acquired BioTek for $19,100 on February 26, 1996. The acquisition has been accounted for as a purchase. The results of BioTek are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price for BioTek consisted of:

       Cash consideration                                           2,500
       Stock issued to BioTek noteholders                           3,016
       Exchange Notes issued                                        8,968
       Note payable - escrow for contingencies                        234
       Net historical liabilities assumed                           4,389
                                                                  -------
                                                                  $19,107
                                                                  =======


The purchase price was allocated as follows:

       Tangible net assets                                        $ 2,252
       In-process research and development                          7,900
       Goodwill and other intangibles                               2,055
       Developed technology                                         2,800
       Customer base                                                4,100
                                                                  -------
       Total purchase price                                       $19,107
                                                                  =======

The Company charged to expense at the date of the acquisition $7,900 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses. This amount is included as a component of non-recurring expenses in the accompanying consolidated statements of operations. The remaining non-recurring expenses of $2,400 consist of integration and other indirect acquisition costs.

Unaudited pro forma results of operations for the year ended December 31, 1996, assuming consummation of the purchase as of January 1, 1996 and as adjusted to reflect the sale of common stock by the Company and the application of the net proceeds therefrom, are as follows:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                                1996
                                                            ------------
        Net sales                                              $25,211
        Net loss                                               $(2,353)
        Net loss per share                                     $ (0.22)

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)


13. ACQUISITION OF BTTI

The Company acquired BTTI on October 14, 1998 for $6,457. The acquisition has been accounted for as a purchase. The results of operations of BTTI are included in the accompanying consolidated financial statements from the date of acquisition. BTTI manufactures and markets a wide range of microtome products, tissue processors, cryogenic hardware and peripheral equipment, primarily for research and educational institutions in the United States, Europe and Japan.

The purchase price for BTTI consisted of:

       Cash consideration                                           $3,800
       Cash to BTTI shareholders, infused into BTTI                  1,457
       Escrow for contingencies                                      1,200
                                                                    ------
                                                                    $6,457
                                                                    ======


The purchase price for BTTI was allocated as follows:

       Tangible net assets                                          $  391
       Goodwill                                                      5,566
                                                                    ------
                                                                    $5,957
                                                                    ======


The Company has recorded $700 of the possible $1,200 in contingent consideration at December 31, 1998, as that represents management's best estimate of the amount which will ultimately be paid in 1999. Should any or all of the additional $500 be paid in 1999, it will be classified as additional goodwill. Goodwill recorded in connection with this transaction is being amortized on a straight-line basis over a 15-year period.

Unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming consummation of the purchase by January 1, 1997, are as follows

                                                         1998          1997
                                                        ---------------------
       Net sales                                        $51,628       $37,379
       Net income (loss)                                $   859       $(1,068)
       Net income (loss) per share                      $   .06       $  (.08)

                          Ventana Medical Systems, Inc.

                      (In thousands, except per share data)

14. ACQUISITION OF CERTAIN TECHNOLOGY AND ASSETS FROM ONCOR, INC.

The Company acquired certain oncology diagnostic technology and assets from Oncor, Inc. on November 23, 1998 for $5,500, $5,000 of which was paid in cash. The Company plans to incorporate certain aspects of the acquired technology in future products. The Company charged to expense at the date of the acquisition $2,900 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses. This amount is included as non-recurring expense in the accompanying consolidated statements of operations.



The purchase price for the technology was allocated as follows:

   Tangible net assets                                        $  685
   In-process research and development expense                 2,900
   Goodwill                                                      315
   Supply agreement                                            1,200
   Workforce in place                                            100
                                                              ------
                                                              $5,200
                                                              ======

The Company is amortizing goodwill on a straight-line basis over 15 years The value assigned to an existing supply agreement assumed by the Company is being amortized on a straight-line basis over the life of the patent underlying the key technology involved in the supply agreement. The workforce in place costs are being amortized on a straight-line basis over 5 years.

The Company has not recorded $300 of the $5,500 purchase price as of December 31, 1998, as management does not believe such amount will ultimately be paid. Should such amounts require payment in 1999, they will be classified as additional goodwill.