Form 10-Q
period 1999-03-31
VENTANA MEDICAL SYSTEMS INC
filed 1999-05-17
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1999.

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

   Common Stock, $0.001 par value -- 13,447,209 shares as of April 30, 1999.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I. Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets March 31, 1999 (Unaudited) and December 31, 1998

             Condensed Consolidated Statements of Operations Three months ended March 31, 1999 and 1998 (Unaudited)

             Condensed Consolidated Statements of Cash Flows Three months ended March 31, 1999 and 1998 (Unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K.

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                           March 31,          December 31,
               ASSETS                                        1999                 1998
                                                           ---------            --------
                                                          (Unaudited)            (Note)
Current assets:
   Cash and cash equivalents                               $   2,113            $  2,424
   Accounts receivable                                        15,767              16,531
   Inventories (Note 2)                                       10,932              11,009
   Other current assets                                        2,647               1,787
                                                           ---------            --------
Total current assets                                          31,459              31,751
Property and equipment, net (Note 3)                          12,184               9,937
Intangibles, net (Note 4)                                     14,498              14,592
                                                           ---------            --------
Total assets                                               $  58,141            $ 56,280
                                                           =========            ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                        $   3,211            $  3,536
   Other current liabilities (Note 5)                          5,575               5,053
                                                           ---------            --------
Total current liabilities                                      8,786               8,589
Long term debt                                                 1,843               1,907
Stockholders' equity
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 13,465,206 and 13,421,819 shares
     issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                              13                  13
   Additional Paid-In Capital                                 79,196              78,716
   Accumulated deficit                                       (30,904)            (32,152)
   Accumulated other comprehensive income                       (193)               (193)
   Treasury Stock - 40,000 shares, at cost                      (600)               (600)
                                                           ---------            --------
Total stockholders' equity                                    47,512              45,784
                                                           ---------            --------
Total liabilities and stockholders' equity                 $  58,141            $ 56,280
                                                           =========            ========


Note: The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                          --------------------
                                                          1999            1998
                                                          ----            ----
Sales:
  Instruments                                           $  5,120        $  3,595
  Reagents and other                                      10,512           6,760
                                                        --------        --------
    Total net sales                                       15,632          10,355
Cost of goods sold                                         4,988           3,453
                                                        --------        --------
Gross profit                                              10,644           6,902
Operating expenses:
  Research and development                                 1,629           1,200
  Selling, general and administrative                      7,399           4,974
  Amortization of intangibles                                253             127
                                                        --------        --------
Income from operations                                     1,363             601
Other income                                                  24             210
                                                        --------        --------
Pretax income                                              1,387             811
Provision for income tax                                     138              --
                                                        --------        --------
Net income                                              $  1,249         $   811
                                                        ========         =======
Net income per share (Note 6)
  Basic                                                 $   0.09         $  0.06
                                                        ========         =======
  Diluted                                               $   0.09         $  0.06
                                                        ========         =======


                             See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                               1999               1998
                                                             --------           --------
OPERATING ACTIVITIES:
Net Income                                                   $  1,249           $    811
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 893                545
    Changes in operating assets and liabilities, net               61               (488)
                                                             --------           --------
Net cash provided by operating activities                       2,203                868

INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (2,885)              (342)
Purchase of intangible assets                                     (45)                (1)
                                                             --------           --------
Net cash used in investing activities                          (2,930)              (343)

FINANCING ACTIVITIES:
Repayment of debt                                                 (64)                --
Issuance of stock                                                 480                902
                                                             --------           --------
Net cash provided by financing activities                         416                902

Effect of exchange rate change on cash                             --                 21
                                                             --------           --------

Net (decrease) increase in cash and cash equivalents             (311)             1,448

Cash and cash equivalents, beginning of period                  2,424             18,902
                                                             --------           --------
Cash and cash equivalents, end of period                     $  2,113           $ 20,350
                                                             ========           ========

                             See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent auditors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

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


2.   INVENTORIES

Inventories consist of the following:

                                                March 31             December 31
                                                  1999                  1998
                                                --------             -----------
                                                        (in thousands)
Raw material and work-in-process                $ 5,286                 $ 5,165
Finished goods                                    5,646                   5,844
                                                -------                 -------
                                                $10,932                 $11,009
                                                =======                 =======

                         VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               March 31        December 31
                                                                 1999            1998
                                                               --------        -----------
                                                                     (in thousands)
        Diagnostic instruments                                 $ 9,416          $ 7,267
        Machinery and equipment                                  5,569            4,835
        Computers and related equipment                          2,255            2,021
        Leasehold improvements                                     675              561
        Furniture and fixtures                                     218              305
                                                               -------           ------
                                                                18,133           14,989
        Less accumulated depreciation and amortization           6,800            5,759
        Projects in progress                                       851              707
                                                               -------           ------
                                                               $12,184          $ 9,937
                                                               =======          =======


4.   INTANGIBLES

Intangibles consist of the following:

                                                               March 31        December 31
                                                                 1999            1998
                                                               --------        -----------
                                                                     (in thousands)
        Customer base                                          $ 4,100          $ 4,100
        Developed technology                                     2,800            2,800
        Goodwill                                                 7,808            7,637
        Supply contract                                          1,200            1,200
        Workforce in place                                         100              100
        Patents                                                    492              492
                                                               -------          -------
                                                                16,500           16,329
        Less accumulated amortization                            2,002            1,737
                                                               -------          -------
                                                               $14,498          $14,592
                                                               =======          =======

5.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                               March 31        December 31
                                                                 1999            1998
                                                               --------        -----------
                                                                     (in thousands)
        Accrued payroll and payroll taxes                      $ 1,371          $ 1,161
        Accrued commissions                                        305              385
        Deferred revenue                                         1,385            1,037
        Accrued legal  or settlement reserves                       78              338
        Contingent purchase consideration                          900              900
        Sales tax payable/(receivable)                             117              (95)
        Long-term debt, current portion                             47               59
        Other accrued expenses                                   1,372           1, 268
                                                               -------          -------
                                                               $ 5,575          $ 5,053
                                                               =======          =======


6.   EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands), except per share data.

                                                                  Three Months Ended
                                                                       March 31,
                                                                 1999            1998
                                                               -------         --------
Net income                                                     $ 1,249          $   811
Weighted average common shares outstanding, basic               13,404           13,255
Add: dilutive stock options and warrants                         1,174            1,302
                                                               -------          -------
Weighted average common shares outstanding, diluted             14,578           14,557
                                                               =======          =======
Net income per share, basic                                    $  0.09          $  0.06
                                                               =======          =======
Net income per share, diluted                                  $  0.09          $  0.06
                                                               =======          =======

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7.   COMPREHENSIVE INCOME

The components of comprehensive income for the three month periods ended March 31, 1999 and 1998 are as follows:


                                                                  Three Months Ended
                                                                       March 31,
                                                                 1999            1998
                                                              --------         --------
Net income                                                     $ 1,249          $   811

Foreign currency translation                                        --               21
                                                              --------          -------
Comprehensive income                                          $  1,249          $   832
                                                              ========          =======

Accumulated other comprehensive income consists exclusively of foreign currency translation adjustments at March 31, 1999 and 1998.

8.   FOREIGN CURRENCY TRANSLATIONS

Due to a significant change in economic facts and circumstances during 1998, effective January 1, 1999 the Company changed the functional currencies for its foreign subsidiaries from the local currencies to the U.S. Dollar. The primary change in the economic facts and circumstances involved changing the business model for the subsidiaries from one of essentially serving the needs of local distributors to a model where the subsidiary is an active marketer of the Company's instruments and reagents, which has resulted in higher pricing and improved gross margins. The change in model was precipitated by litigation with a major European distributor, which was settled in 1998.

9.   PROVISION FOR INCOME TAXES

Income Taxes have been provided for at a consolidated effective rate of $10%, the rate expected to approximate the 1999 full year provision. The rate reflects the limitations on the use of the Company's net operating loss carryforwards for alternative minimum tax purposes in the U.S.

10.  LINE OF CREDIT

Effective March 17, 1999, the amount available to the Company under its revolving line of credit agreement was increased from $5 million to $10 million and the renewal date extended from May 31, 1999 to March 31, 2000.


11.  OPERATING SEGMENT AND ENTERPRISE DATA

The Company has three reportable segments: North America (primarily the United States), Europe (primarily France and Germany) and Japan (formed in 1998). Segment information at and for the three months ended March 31, 1999 and 1998 follows:

                                            Three months ended March 31, 1999
                                    --------------------------------------------------
                                     North                          Elimina-
                                    America    Europe     Japan      tions     Totals
                                    -------    ------    ------    --------    -------
Sales to external customers         $12,925    $2,058    $  649    $     --    $15,632
Segment profit (loss)                 1,487      (448)      169          41      1,249
Segment assets                       70,966     7,058     1,766     (21,649)    58,141


                                            Three months ended March 31, 1998
                                    --------------------------------------------------
                                     North                          Elimina-
                                    America    Europe     Japan      tions     Totals
                                    -------    ------    ------    --------    -------
Sales to external customers          $ 9,319   $  942    $   94    $     --    $10,355
Segment profit (loss)                  1,413     (417)     (144)        (41)       811
Segment assets                        61,776    3,976       880     (16,402)    50,230

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Ventana Medical Systems, Inc. ("Ventana" or "the Company") should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those anticipated by such forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning risks associated with the incidence of cancer and cancer screening; improvements in automated immunohistochemistry ("IHC"); the ability of the Company to implement its business strategy; development and introduction of new products by the Company or other parties; research and development; marketing, sales and distribution; manufacturing; competition; third-party reimbursement; government regulation; and operating and capital requirements.

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

Ventana is a medical device company and, as such, is regulated by the United States Food and Drug Administration ("FDA"). As a result, the majority of the Company's products are regulated by FDA regulations which include the 510(k) pre-market notification ("510(k)") process, pre-market approval ("PMA") process, good manufacturing procedures ("GMP") and the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). See "Additional Risk Factors" elsewhere in this report.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Sales

Net sales for the three months ended March 31, 1999 as compared to the same period in 1998 increased 51% to $15.6 million from $10.4 million. The increase in net sales was attributable to a 42% increase in instrument sales for the three month period and a 56% increase in reagent and other sales for the three month period. Instrument sales increased primarily as a result of increased direct sales resources as well as sales of special stains tissue processors and electron microscopy instruments which were not offered by the Company in the first quarter of 1998. Sales increased in the 1999 period compared to 1998 period in all geographic segments: 39% in North America ($12.9 million versus $9.3 million), 118% in Europe ($2.1 million versus $0.9 million) and 590% in Japan ($0.6 million versus $0.1 million).

Gross Profit

Gross profit for the three months ended March 31, 1999 increased to $10.6 million from $6.9 million for the same period in 1998. In addition, the Company's gross margin for the three month period ended March 31, 1999 increased to 68% from 67% for the prior year period. The slight margin increase was due to a larger portion of revenue being derived from reagents, which have better margins than instruments.

Research and Development

Research and development expenses were $1.6 million for the three months ended March 31, 1999. These amounts represent a 36% increase for the three month period over the prior year. The increase results primarily from substantial development work on the new in situ hybridization instrument, an increase in reagent research activity and an increase in staffing levels. Research and development expenses decreased as a percent of sales to 10% for the three months in 1999 periods compared to 12% in 1998.

Selling, General and Administrative ("SG&A")

Presented below is a summary of SG&A expense for the three months ended March 31, 1999 and 1998.

SG&A SUMMARY

                                          Three Months Ended
                                               March 31,
                                   ---------------------------------
                                       1999                1998
                                   -------------       -------------
                                             %                   %
                                   $       SALES       $       SALES
                                   -------------       -------------
                                            ($ in thousands)
Sales and marketing                $6,064    39%       $3,851    37%
Administration                      1,335     8%        1,123    11%
                                   ------    ---       ------    ---
Total SG&A                         $7,399    47%       $4,974    48%
                                   ======    ===       ======    ===


SG&A expense for the three months ended March 30, 1999 increased to $7.4 million from $5.0 million. SG&A expense as a percentage of net sales decreased in the 1999 period to 47% from 48% for the comparable 1998 period. The increase in SG&A expenses from period to period reflects the tremendous growth of Ventana's sales and marketing organization to facilitate its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base. As a percentage of sales, sales and marketing expenses fell slightly in the quarter as compared to the prior year quarter. Administrative expenses increased in absolute terms (although they decreased as a percentage of sales) due primarily to the Company's expanding business base in Europe and Japan plus costs associated with new administrative systems and functions.

Amortization of Intangibles

Intangible assets consist primarily of goodwill, customer base and developed technology resulting from acquisitions and patents. Such assets are amortized to expense over estimated useful lives of 15 to 20 years. As a result, the Company will charge to expense each quarter approximately $0.3 million for the amortization of these intangible assets. Additionally, the Company will review the utility of these assets each quarter to assess their continued value and recognize any impairment should the Company determine these assets are impaired.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 the Company's principal source of liquidity consisted of cash and cash equivalents of $2.1 million. The Company also had a $10 million revolving bank credit facility and no borrowings outstanding thereunder as of March 31, 1999. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

The Company's liquidity was greatly impacted in late 1998 by three events: (1) the decision to purchase for cash 100% of the common stock of BioTechnology Tools, Inc. (BTTI), (2) the decision to purchase for cash certain assets of Oncor, Inc., and (3) the decision to repurchase 40,000 shares of the Company's own common stock. All transactions occurred in the fourth quarter and together reduced available cash by almost $14 million ($8 million for BTTI, $5 million for certain assets of

Oncor, and $0.6 million for the stock repurchase). Expenditures for BTTI and the Oncor assets included the impact of planned efficiency moves such as reducing accounts payable, purchasing additional inventory and the partial integration of operations. As a consequence of these actions, the Company expects cash and interest income to remain at low levels in the foreseeable future.

The Company expects to use between $4.0 million and $5.0 million of its available resources during the current year for fixed asset expenditures to increase manufacturing capacity and to enhance to its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest-bearing, investment grade securities.

During the three months ended March 31, 1999, net cash used in operations and investing activities was approximately $0.7 million, versus $0.5 million provided by operations in the three months ended March 31, 1998, primarily due to purchases of property and equipment.

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


ADDITIONAL RISK FACTORS

Continuing Losses; Uncertainty of Future Profitability

The Company has incurred significant cumulative losses from its inception in 1985 through March 31, 1999. The Company's ability to achieve and sustain profitability is dependent on a variety of factors including the extent to which its instrument and reagent systems continue to achieve market acceptance, the Company's ability to sell reagents to its customers, the Company's ability to compete successfully, the Company's ability to develop, introduce, market and distribute existing and new diagnostic systems, the level of expenditures incurred by the Company in investing in product development and sales and marketing, the Company's ability to expand manufacturing capacity as required and the receipt of required regulatory approvals for products developed by the Company. There can be no assurance that the Company will be successful in these efforts. Moreover, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

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

READINESS FOR THE YEAR 2000

The Company is engaged in a company-wide project to prepare its business for the change in date from the year 1999 to 2000. The Company has assembled a Year 2000 project team consisting of Company employees and third-party consultants. The goal of the Year 2000 project is to assure that there are no major interruptions in the Company's business operations relating to the transition to the year 2000. The scope of the Company's Year 2000 project includes (i) identifying and taking appropriate corrective action to remedy the Company's software, hardware and embedded technology, (ii) working with the payroll service, with which the Company communicates electronically, to help protect such activity from being adversely affected by the Year 2000, and (iii) contacting key vendors and service providers and requesting assurances that such third parties will be Year 2000 compliant. The status of the Year 2000 project is reported regularly to senior management and the Board of Directors.

The Year 2000 project team has implemented a compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consisting of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and (9) approval. The Company's critical systems have been the project team's top priority. The Company's critical systems include systems which are the most essential to the Company to continue its operations without interruption. The Company believes it has completed its compliance process beyond the deployment and testing phases for approximately 90 percent of its critical software and hardware systems, with approximately 80 percent of its critical software and hardware systems having been tested and 20 percent currently being tested. With regard to embedded technology, the Company has completed the remediation and testing phases for 60 percent of its facilities. The business software and hardware of recently acquired companies and assets not compliant and will be replaced by the implementation of a new Oracle ERP System. The Company's target for completing its compliance process for all of its critical systems is mid 1999. The Company's target for completing its compliance process for its non-critical systems is the end of 1999. The Company is directly working with certain key third parties to remediate and test affected systems where practicable. The Company sent surveys to key vendors and service providers requesting information regarding the status of their Year 2000 readiness. The Company is also in the process of reviewing the public Year 2000 disclosures of key customers. Based upon this information, the Company is in the process of identifying potential critical Year 2000 issues involving key third parties, if any, and either resolving those issues or developing contingency plans to the extent practicable.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

On April 16, 1999, Nelson Leung filed suit in Chancery Court of the State of Delaware against the Company and its directors at the time of the Biotek acquisition alleging breach of fiduciary duty, breach of contract and related claims. Many of these claims are similar to those asserted in the Tse suit. The suit, which the Company believes to be totally without merit, seeks class action status for the Biotek shareholders. Based on the facts known to date, the Company believes the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Ventana Medical Systems, Inc.



Date: May 17, 1999                       By: /s/ Pierre Sice
---------------------------                  -----------------------------------
                                             Pierre Sice
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Secretary.
                                             (Principal Financial and Accounting
                                              Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule