Form 10-Q
period 1999-06-30
VENTANA MEDICAL SYSTEMS INC
filed 1999-08-16
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 1999.

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to
          ____________.


                        Commission File Number: 000-20931

                          VENTANA MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                             94-2976937
         -------------------------------              ------------------
         (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization)               identification no.)

               3865 North Business                          85705
                  Center Drive
                   Tucson, AZ
     --------------------------------------                --------
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (520) 887-2155

                                 Not Applicable
              ----------------------------------------------------
              (Formal name, former address and former fiscal year,
                          if changed from last report)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

               Applicable Only to Issuers Involved in Bankruptcy
              ----------------------------------------------------
              (Formal name, former address and former fiscal year,
                          if changed from last report)

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

   Common Stock, $0.001 par value --- 13,503,710 shares as of July 31, 1999.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q


Part I.      Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and December 31, 1998

                  Condensed Consolidated Statements of Operations Three
                  and  six  months   ended  June  30,   1999  and  1998
                  (Unaudited)

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

        Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Part II.     Other Information

        Item 1.   Legal Proceedings

        Item 4.   Submission of Matters to a Vote of Security Holders.

        Item 6.   Exhibits and Reports on Form 8-K.

                                    Signature

                          VENTANA MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                         June 30,      December 31,
                        ASSETS                            1999            1998
                                                         --------      ------------
                                                        (Unaudited)       (Note)
Current assets:
   Cash and cash equivalents                             $  2,463       $  2,424
   Accounts receivable                                     15,338         16,531
   Inventories (Note 2)                                    12,162         11,009
   Other current assets                                     2,508          1,787
                                                         --------       --------
Total current assets                                       32,471         31,751
Property and equipment, net                                13,928          9,937
Intangibles, net (Note 3)                                  14,559         14,592
                                                         --------       --------
Total assets                                             $ 60,958       $ 56,280
                                                         ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $  3,102       $  3,536
   Other current liabilities                                6,387          5,053
                                                         --------       --------
Total current liabilities                                   9,489          8,589
Long term debt                                              1,809          1,907
Stockholders' equity
   Common stock - $.001 par value; 50,000,000
     shares authorized;  13,538,593 and 13,421,819
     shares issued and outstanding at June 30, 1999
     and December 31, 1998, respectively                       13             13
   Additional Paid-In Capital                              79,718         78,716
   Accumulated deficit                                    (29,278)       (32,152)
   Accumulated other comprehensive income                    (193)          (193)
   Treasury Stock - 40,000 shares, at cost                   (600)          (600)
                                                         --------       --------
Total stockholders' equity                                 49,660         45,784
                                                         --------       --------
Total liabilities and stockholders' equity               $ 60,958       $ 56,280
                                                         ========       ========

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

See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                           -----------------------      ----------------------
                                             1999           1998          1999          1998
                                           --------       --------      --------      --------
Sales:
  Instruments                              $  4,726       $  3,827      $  9,846      $  7,422
  Reagents and other                         11,589          7,755        22,101        14,515
                                           --------       --------      --------      --------
    Total net sales                          16,315         11,582        31,947        21,937
Cost of goods sold                            4,765          3,477         9,753         6,930
                                           --------       --------      --------      --------
Gross profit                                 11,550          8,105        22,194        15,007
Operating expenses:
  Research and development                    1,908          1,391         3,537         2,591
  Selling, general and administrative         7,875          5,547        15,274        10,521
  Amortization of intangibles                   258            127           511           254
                                           --------       --------      --------      --------
Income from operations                        1,509          1,040         2,872         1,641
Other income                                    (22)           262             2           472
                                           --------       --------      --------      --------
Pretax income                                 1,487          1,302         2,874         2,113
Provision for income tax (Note 7)              (138)            --            --            --
                                           --------       --------      --------      --------
Net income                                 $  1,625       $  1,302      $  2,874      $  2,113
                                           ========       ========      ========      ========
Net income per share (Note 4)
  Basic                                    $   0.12       $   0.10      $   0.21      $   0.16
                                           ========       ========      ========      ========
  Diluted                                  $   0.11       $   0.09      $   0.20      $   0.14
                                           ========       ========      ========      ========

 See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
Operating activities:
Net Income                                                $  2,874       $  2,113
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            1,431          1,189
    Changes in operating assets and liabilities, net        (1,544)        (3,325)
                                                          --------       --------
Net cash provided by (used in) operating activities          2,761            (23)

Investing activities:
Purchase of property and equipment, net                     (4,922)        (1,173)
Purchase of intangible assets                                 (502)            --
                                                          --------       --------
Net cash used in investing activities                       (5,424)        (1,173)

Financing activities:
Issuance of debt                                             1,700          1,508
Issuance of stock                                            1,002             --
                                                          --------       --------
Net cash provided by financing activities                    2,702          1,508

Effect of exchange rate change on cash                          --            (36)
                                                          --------       --------
Net increase in cash and cash equivalents                       39            276

Cash and cash equivalents, beginning of period               2,424         18,902
                                                          --------       --------
Cash and cash equivalents, end of period                  $  2,463       $ 19,178
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


2.   INVENTORIES

Inventories consist of the following:

                                        June 30,                December 31,
                                          1999                      1998
                                        -------                 -----------
                                                (in thousands)
Raw material and work-in-process        $ 5,479                   $ 5,165
Finished goods                            6,683                     5,844
                                        -------                    ------
                                        $12,162                   $11,009
                                        =======                   =======

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


3.   INTANGIBLES

Intangibles consist of the following:

                                                       June 30,      December 31,
                                                         1999           1998
                                                       -------       -----------
                                                            (in thousands)
     Customer base                                     $ 4,100        $ 4,100
     Developed technology                                2,800          2,800
     Goodwill                                            8,080          7,637
     Supply contract                                     1,200          1,200
     Workforce in place                                    100            100
     Patents                                               551            492
                                                       -------        -------
                                                        16,831         16,329
         Less accumulated amortization                   2,272          1,737
                                                       -------        -------
                                                       $14,559        $14,592
                                                       =======        =======

4.   EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data).

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                              ---------------------      ---------------------
                                                1999         1998          1999         1998
                                              --------     --------      --------     --------
 Net income                                   $  1,625     $  1,302      $  2,874     $  2,113
 Weighted average common shares
   outstanding, basic                           13,462       13,298        13,433       13,277
 Add: dilutive stock options and warrants        1,304        1,549         1,218        1,421
                                                ------       ------        ------       ------
 Weighted average common shares
   outstanding, diluted                         14,766       14,847        14,651       14,698
                                                ======       ======        ======       ======
 Net income per share, basic                  $   0.12     $   0.10      $   0.21     $   0.16
                                                ======       ======        ======       ======
 Net income per share, diluted                $   0.11     $   0.09      $   0.20     $   0.14
                                                ======       ======        ======       ======

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.   COMPREHENSIVE INCOME

The components of comprehensive income for the three and six month periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                   Three Months Ended              Six Months Ended
                                        June 30,                       June 30,
                                   ------------------             -----------------
                                     1999      1998                1999        1998
                                   -------   --------             -------    -------
Net income                         $ 1,625   $  1,302             $ 2,874    $ 2,113
Foreign currency translation            -         (57)                 -         (36)
                                   -------   --------             -------    -------
Comprehensive income               $ 1,625   $  1,245             $ 2,874    $ 2,077
                                   =======   ========             =======    =======


Accumulated other comprehensive income consists exclusively of foreign currency translation adjustments.


6.   FOREIGN CURRENCY TRANSLATIONS

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


7.   PROVISION FOR INCOME TAXES

Income taxes were provided for in the first quarter at a consolidated effective rate of 10%, the rate expected to approximate the 1999 full year provision. In the second quarter of 1999, the amount provided in the first quarter of 1999 was reversed. Management believes no provision for income taxes is required in the six month period ended June 30, 1999 due to the existence of deferred tax assets not previously recognized.

8.   LINE OF CREDIT

The Company, under its revolving line of credit agreement, has $10 million available, which is subject to renewal on March 31, 2000. At June 30, 1999, $1.7 million was outstanding under the line of credit. Amounts outstanding bear interest at the bank's prime rate.


9.   OPERATING SEGMENT AND ENTERPRISE DATA

The Company has three reportable segments: North America (primarily the United States), Europe (primarily France and Germany) and Japan (formed in 1998). Segment information at and for the three and six months ended June 30, 1999 and 1998 follows (in thousands):

                                            Three months ended June 30, 1999
                                 -----------------------------------------------------
                                  North                          Elimina-
                                 America    Europe     Japan      tions         Totals
                                 -------    ------    ------    ---------      -------
Sales to external customers      $13,340    $2,509    $  466      $    --      $16,315
Segment profit (loss)              1,883        24      (272)         (10)       1,625


                                            Three months ended June 30, 1998
                                 -----------------------------------------------------
                                  North                          Elimina-
                                 America    Europe     Japan       tions        Totals
                                 -------    ------    ------     ---------     -------
Sales to external customers      $10,242    $1,337    $    3      $    --      $11,582
Segment profit (loss)              1,601       (99)     (255)          55        1,302


                                             Six months ended June 30, 1999
                                 -----------------------------------------------------
                                  North                          Elimina-
                                 America    Europe     Japan       tions        Totals
                                 -------    ------    -------    ---------     -------
Sales to external customers      $26,265    $4,567    $1,115      $     --     $31,947
Segment profit (loss)              3,370      (424)     (103)           31       2,874
Segment assets                    74,509     7,493     1,951       (22,995)     60,958


                                             Six months ended June 30, 1998
                                 -----------------------------------------------------
                                  North                          Elimina-
                                 America    Europe     Japan       tions       Totals
                                 -------    ------    ---------- ---------    --------
Sales to external customers      $19,561    $2,279    $   97      $     --    $21,937
Segment profit (loss)              3,014      (516)     (399)           14      2,113
Segment assets                    65,030     5,198       650       (17,671)    53,207

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


RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six months ended June 30, 1999 as compared to the same periods in 1998 increased 41% and 46% to $16.3 million and $31.9 million from $11.6 million and $21.9 million, respectively. The increase in net sales was attributable to a 23% and 33% increase in instrument sales for the three month and six month periods and a 49% and 52% increase in reagent and other sales for the three and six month periods. Instrument and reagent sales increased primarily due to the introduction of the special stains tissue processors and electron microscopy instruments which were not offered by the Company in the first and second quarters of 1998. In addition, IHC continued a strong growth trend. Sales increased in the 1999 three and six month periods compared to the 1998 three and six month periods in all geographic segments: 30% and 34% in North America ($13.3 million and $26.3 million versus $10.2 million and $19.6 million), 88% and 100% in Europe ($2.5 million and $4.6 million versus $1.3 million and $2.3 million) and Japan $0.5 million and $1.1 million versus $0.003 million and $0.1 million.

Gross Profit

Gross profit for the three and six months ended June 30, 1999 increased to $11.6 million and $22.2 million, respectively, from $8.1 million and $15.0 million for the same periods in 1998. In addition, the Company's gross margin for the three and six month periods increased to 71% and 69% from 70% and 68% for the prior year periods. The slight margin increase was due to a larger portion of revenue being derived from reagents, which have better margins than instruments.

Research and Development

Research and development expenses were $1.9 million for the three months ended June 30, 1999 and $3.5 million for the six months ended June 30, 1999. These amounts represent a 37% increase for both the three month period and the six month period over the prior year. The increase results primarily from substantial development work on the new in situ hybridization instrument, and increase in reagent research activity. Research and development expenses remained consistent as a percent of sales, 12%, for the three month period for both 1998 and 1999. For the six month period ending June 30,1999 research and development expenses fell from 12% in 1998 to 11% in 1999.

Selling, General and Administrative ("SG&A")

Presented below is a summary of SG&A expense for the three and six months ended June 30, 1999 and 1998.

SG&A SUMMARY

                                    Three Months Ended                 Six Months Ended
                                         June 30,                          June 30,
                                --------------------------         -------------------------
                                  1999              1998             1999             1998
                                --------          --------         --------         --------
                                    %                 %                %                %
                                $  Sales          $  Sales         $  Sales         $  Sales
                                --------          --------         --------         --------
                                                      ($ in thousands)
Sales and marketing           $6,364   39%       $4,360  38%      $12,428  39%     $ 8,211 37%
Administration                 1,511    9%        1,187  10%        2,846   9%       2,310 11%
                              -----------        ----------       -----------      ----------
Total SG&A                    $7,875   48%       $5,547  48%      $15,274  48%     $10,521 48%
                              ===========        ==========       ===========      ==========


SG&A expense for the three and six months ended June 30, 1999 increased to $7.9 million and $15.3 million from $5.5 million and $10.5 million for the same periods of the prior year. SG&A expense as a percentage of net sales remained constant during the respective periods in 1998 and 1999. Total SG&A expenses increased in absolute terms due primarily to the Company's expanding business base in Europe and Japan plus costs associated with implementing new administrative systems and functions.

Amortization of Intangibles

Intangible assets consist primarily of goodwill, customer base and developed technology resulting from acquisitions and patents. Such assets are amortized over estimated useful lives of 15 to 20 years resulting in quarterly costs approximating $0.3 million. Additionally, the Company will review the utility of these assets each quarter to assess their continued value and recognize any impairment should the Company determine such a condition exists.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 the Company's principal source of liquidity consisted of cash and cash equivalents of $2.5 million. The Company also had a $10 million revolving bank credit facility and $1.7 million outstanding thereunder as of June 30, 1999. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

The Company's liquidity has been favorably impacted in 1999 by an improvement in accounts receivable days sales outstanding (DSO) from 104 days at the end of 1998 to 86 days at June 30, 1999. The improvement occurred primarily in North America due to a concerted effort to collect past due balances.

The Company expects to use a significant portion of its available resources during the current year for fixed asset expenditures to increase manufacturing capacity, increase instrument placements with new and existing customers, and enhance its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest-bearing, investment grade securities.

During the six months ended June 30, 1999, net cash used in operations and investing activities was approximately $2.7 million, versus $1.2 million in the six months ended June 30, 1998, primarily due to purchases of property and equipment.

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

ADDITIONAL RISK FACTORS

Continuing Losses; Uncertainty of Future Profitability

The Company has incurred significant cumulative losses from its inception in 1985 through June 30, 1999. The Company's ability to sustain profitability is dependent on a variety of factors including the extent to which its instrument and reagent systems continue to achieve market acceptance, the Company's ability to sell reagents to its customers, the Company's ability to compete successfully, the Company's ability to develop, introduce, market and distribute existing and new diagnostic systems, the level of expenditures incurred by the Company in investing in product development and sales and marketing, the Company's ability to expand manufacturing capacity as required and the receipt of required regulatory approvals for products developed by the Company. There can be no assurance that the Company will be successful in these efforts. Moreover, the level of future profitability, if any, cannot be accurately predicted and there can be no assurance that profitability will be sustained on a quarterly or annual basis, or at all, or that the Company will not incur operating losses in the future.

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

With respect to automated IHC testing functions, the Company's instruments have been categorized by the FDA as automated cell staining devices and have been exempted from the 510(k) notification process. To date, ISH tests have not received FDA approval or clearance and, therefore, use of the GenII for ISH tests will be restricted to research applications. New instrument products that the Company may introduce could require future 510(k) clearances. Certain antibodies that the Company may wish to market with labeling indicating that they can be used in the diagnosis of particular diseases may require PMA approval. In addition, the FDA has proposed that some of the antibody products that Ventana may wish to market be subjected to a pre-filing certification process. Certain of the Company's products are currently sold for research use and are labeled as such.

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

The Year 2000 project team has implemented a compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consisting of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and (9) approval. The Company's critical systems have been the project team's top priority. The Company's critical systems include systems which are the most essential to the Company to continue its operations without interruption. The Company believes it has completed its compliance process beyond the deployment and testing phases for approximately 90 percent of its critical software and hardware systems. With regard to embedded technology, the Company has completed the remediation and testing phases for 80 percent of its facilities. The Company has completed its compliance process for all of its domestic critical systems and anticipates compliance for all critical systems within its international operations by November 1999. The Company's target for completing its compliance process for its non-critical systems is the end of 1999.

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

PART II -- OTHER INFORMATION

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

On July 16, 1997, a shareholder demand to review and copy corporate documents pursuant to Section 220 of the Delaware General Corporation Law was denied by the Company. As a result, an action entitled, , CA. Leung v. Ventana Medical Systems, Inc., No. 15812, was filed in the Court of Chancery for the State of Delaware. The plaintiff, which is related to the plaintiffs in the securities action discussed in the preceding paragraph, seeks inspection of certain books and records of the Company. The Company believes the plaintiff seeks the documents for an improper purpose and intends to defend this case vigorously. A trial on March 3, 1998 resulted in the judge ordering the parties to reach an agreement without a court order. The agreement provides only for the plaintiff's attorney to review the corporate documents supplied.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 6, 1999, for the purpose of electing three Class III directors, Thomas M. Grogan, M.D., Jack
W. Schuler, and John Patience, increasing the number of shares reserved for issuance under the 1996 Stock Option Plan, approving the appointment of auditors, and transacting any other business that might be brought forth. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934 and there were no solicitations in opposition to management's solicitations.

Management's nominees for Class III directors, as listed in the proxy statement were elected with the following vote:

                                 Shares                  Shares                 Shares
                               voted "for"             "withheld"              not voted
                               -----------             ----------              ---------
Thomas M. Grogan, M.D.          9,812,707               264,066                3,348,433
John Patience                   9,812,434               264,339                3,348,433
Jack W. Schuler                 9,701,347               375,426                3,348,433


The amendment to the Company's 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 725,000 shares to a new total of 2,475,000 was approved by the following vote:

       Shares                 Shares                      Shares                 Shares
     voted "for"         voted "against"               "abstaining"             not voted
     -----------         ---------------               ------------             ---------
     5,189,907              3,398,291                     18,633                4,818,375

The appointment of Ernst & Young, LLP as independent auditors was approved by the following vote:

           Shares                   Shares                   Shares                Shares
         voted "for"            voted "against"           "abstaining"            not voted
         -----------            ---------------           ------------            ---------
         10,067,262                 5,911                     3,600               3,348,433


No other matters were submitted for vote.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VENTANA MEDICAL SYSTEMS, INC.



Date: August 16, 1999                   By: /s/ JAY MERIDEW
                                            ------------------------------------
                                            Jay Meridew
                                            Vice President of Finance

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27.1     Financial Data Schedule.