Form 10-Q
period 1999-09-30
VENTANA MEDICAL SYSTEMS INC
filed 1999-11-15
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 1999.

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                Applicable Only to Issuers Involved in Bankruptcy
   (Formal name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ___ No ___


                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value --- 13,588,335 shares as of October 29, 1999.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q
                               ------------------


Part I.      Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1999 (Unaudited) and December 31, 1998

                  Condensed Consolidated Statements of Operations
                  Three and nine months ended September 30, 1999 and 1998 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.     Other Information

        Item 1.   Legal Proceedings

        Item 6.  Exhibits and Reports on Form 8-K

Signature


------------------------------------------------------------------------------------------------------
                                     VENTANA MEDICAL SYSTEMS, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands except share data)


                                                                       September 30,      December 31,
                              ASSETS                                       1999               1998
                                                                        (Unaudited)          (Note)
                                                                       -------------     -------------
Current assets:
   Cash and cash equivalents                                           $        971      $      2,424
   Accounts receivable                                                       18,060            16,531
   Inventories (Note 2)                                                      11,261            11,009
   Other current assets                                                       2,576             1,787
                                                                       -------------     -------------
Total current assets                                                         32,868            31,751
Property and equipment, net                                                  15,692             9,937
Intangibles, net                                                             14,332            14,592
                                                                       -------------     -------------
Total assets                                                           $     62,892      $     56,280
                                                                       =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $      3,029      $      3,536
   Other current liabilities                                                  6,326             5,053
                                                                       -------------     -------------
Total current liabilities                                                     9,355             8,589
Long term debt                                                                1,764             1,907
Stockholders' equity
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 13,568,631 and 13,421,819 shares
     issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                             13                13
   Additional Paid-In Capital                                                80,209            78,716
   Accumulated deficit                                                      (27,751)          (32,152)
   Accumulated other comprehensive income                                       (98)             (193)
   Treasury Stock - 40,000 shares, at cost                                     (600)             (600)
                                                                       -------------     -------------
Total stockholders' equity                                                   51,773            45,784
                                                                       -------------     -------------
Total liabilities and stockholders' equity                             $     62,892      $     56,280
                                                                       =============     =============

      Note:        The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See accompanying notes
------------------------------------------------------------------------------------------------------
                                       3


                                        VENTANA MEDICAL SYSTEMS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands except per share data)
                                                 (Unaudited)
                                                    Three Months Ended          Nine Months Ended
                                                        September 30               September 30
                                                        ------------               ------------
                                                    1999          1998          1999          1998
                                                 -----------   -----------   -----------   -----------
Sales:
  Instruments                                     $   4,733    $    3,047    $   14,579    $   10,469
  Reagents and other                                 11,679         8,061        33,780        22,576
                                                 -----------   -----------   -----------   -----------
    Total net sales                                  16,412        11,108        48,359        33,045
Cost of goods sold                                    5,148         3,303        14,901        10,233
                                                 -----------   -----------   -----------   -----------
Gross profit                                         11,264         7,805        33,458        22,812
Operating expenses:
  Research and development                            1,696         1,435         5,232         4,026
  Selling, general and administrative                 7,829         5,699        23,104        16,220
  Amortization of intangibles                           256           128           767           382
                                                 -----------   -----------   -----------   -----------
Income from operations                                1,483           543         4,355         2,184
Other income                                             44           594            46         1,066
                                                 -----------   -----------   -----------   -----------
Pretax income                                         1,527         1,137         4,401         3,250
Provision for income tax (Note 5)                       -             -             -             -
                                                 -----------   -----------   -----------   -----------
Net income                                       $    1,527    $    1,137    $    4,401    $    3,250
                                                 ===========   ===========   ===========   ===========
Net income per share (Note 3)
  Basic                                          $     0.11    $     0.09    $     0.33    $     0.24
                                                 ===========   ===========   ===========   ===========
  Diluted                                        $     0.11    $     0.08    $     0.30    $     0.22
                                                 ===========   ===========   ===========   ===========
 See accompanying notes
                                       4

                                      VENTANA MEDICAL SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30
                                                                           1999             1998
                                                                        -----------     -----------
Operating activities:
Net Income                                                                 $ 4,401      $    3,250
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                            2,769           1,990
    Changes in operating assets and liabilities, net                        (3,157)         (6,301)
                                                                        -----------     -----------
Net cash provided by (used in) operating activities                          4,013          (1,061)

Investing activities:
Purchase of property and equipment, net                                     (7,718)         (2,113)
Purchase of intangible assets                                                 (546)            -
                                                                        -----------     -----------
Net cash used in investing activities                                       (8,264)         (2,113)

Financing activities:
Issuance of debt                                                             1,400             -
Issuance of stock                                                            1,493           1,835
                                                                        -----------     -----------
Net cash provided by financing activities                                    2,893           1,835

Effect of exchange rate change on cash                                         (95)           (288)
                                                                        -----------     -----------

Net decrease in cash and cash equivalents                                   (1,453)         (1,627)

Cash and cash equivalents, beginning of period                               2,424          18,902
                                                                        -----------     -----------
Cash and cash equivalents, end of period                                $      971      $   17,275
                                                                        ===========     ===========

See accompanying notes

                                       5

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent auditors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

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


2.  INVENTORIES

Inventories consist of the following:

                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
                                                           (in thousands)

         Raw material and work-in-process           $      4,910    $     5,165
         Finished goods                                    6,351          5,844
                                                    -------------   ------------
                                                    $     11,261    $    11,009
                                                    =============   ============

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data).

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                               -------------              -------------
                                                            1999          1998         1999           1998
                                                        -----------   -----------   -----------   -----------
Net income                                              $    1,527    $    1,137    $    4,401    $    3,250
Weighted average common shares
  outstanding, basic                                        13,520        13,351        13,462        13,301
Add: dilutive stock options and warrants                       945         1,391         1,141         1,390
                                                        -----------   -----------   -----------   -----------
Weighted average common shares
  outstanding, diluted                                      14,465        14,742        14,603        14,691
                                                        ===========   ===========   ===========   ===========
Net income per share, basic                             $     0.11    $     0.09    $     0.33    $     0.24
                                                        ===========   ===========   ===========   ===========
Net income per share, diluted                           $     0.11    $     0.08    $     0.30    $     0.22
                                                        ===========   ===========   ===========   ===========

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                      -------------             -------------
                                                    1999         1998        1999          1998
                                                 ----------   ----------   ----------   ----------
    Net income                                   $   1,527    $   1,137    $   4,401    $   3,250
    Foreign currency translation                        95         (252)          95         (288)
                                                 ----------   ----------   ----------   ----------
    Comprehensive income                         $   1,622    $     885    $   4,496    $   2,962
                                                 ==========   ==========   ==========   ==========


Accumulated other comprehensive income consists exclusively of foreign currency translation adjustments.


5. PROVISION FOR INCOME TAXES

Management believes no provision for income taxes is required in the three or nine month period ended September 30, 1999 due to the existence of deferred tax assets not previously recognized.


6. LINE OF CREDIT

The Company, under its revolving line of credit agreement, has $10 million available, which is subject to renewal on March 31, 2000. At September 30, 1999, $1.4 million was outstanding under the line of credit. Amounts outstanding bear interest at the bank's prime rate.


7. OPERATING SEGMENT AND ENTERPRISE DATA

The Company has two reportable segments: United States, and International (primarily France, Germany, and Japan). Prior to the three months ended September 30, 1999, the Company had three reportable segments: North America, Europe, and Japan. Segment information at and for the three and nine months ended September 30, 1999 and 1998 follows (in thousands):


                                                      Three months ended September 30, 1999
                                                      -------------------------------------
                                                                          Elimina-
                                          U.S.         International       tions          Totals
                                       ----------------------------------------------------------
Sales to external customers             $ 13,626           $ 2,786         $    -       $ 16,412
Segment profit (loss)                      1,870              (290)           (53)         1,527



                                                      Three months ended September 30, 1998
                                                      -------------------------------------
                                                                          Elimina-
                                          U.S.         International       tions          Totals
                                       ----------------------------------------------------------
Sales to external customers             $  9,899           $ 1,209         $    -       $ 11,108
Segment profit (loss)                      1,611              (385)           (89)         1,137



                                                      Nine months ended September 30, 1999
                                                      ------------------------------------
                                                                          Elimina-
                                          U.S.         International       tions          Totals
                                       ----------------------------------------------------------
Sales to external customers             $ 39,891           $ 8,468         $    -       $ 48,359
Segment profit (loss)                      5,240              (817)           (22)         4,401
Segment assets                            74,331             9,871        (21,310)        62,892



                                                      Nine months ended September 30, 1998
                                                      ------------------------------------
                                                                          Elimina-
                                          U.S.         International       tions          Totals
                                       ----------------------------------------------------------
Sales to external customers             $ 29,461           $ 3,584         $    -       $ 33,045
Segment profit (loss)                      4,625            (1,300)           (75)         3,250
Segment assets                            66,810             6,466        (18,652)        54,624


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


RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 increased 48% and 46% to $16.4 million and $48.4 million from $11.1 million and $33.0 million, respectively. The increase in net sales was attributable to a 55% and 39% increase in instrument sales for the three month and nine month periods and a 45% and 50% increase in reagent and other sales for the three and nine month periods. Instrument sales increased primarily due to the introduction and growing acceptance of the Special Stain system and electron microscopy instruments which were not offered by the Company in the first three quarters of 1998. Reagent revenue continued a strong growth trend due to a growing installed base, while service revenue also increased due to the growing number of instruments coming off warranty. Sales increased in the 1999 three and nine month periods compared to the same periods in 1998 in both geographic segments: 38% and 35% in the U.S. ($13.6 million and $39.9 million versus $9.9 million and $29.5 million), and 130% and 136% internationally ($2.8 million and $8.5 million versus $1.2 million and $3.6 million).


GROSS PROFIT

Gross profit for the three and nine months ended September 30, 1999 increased to $11.3 million and $33.5 million, respectively, from $7.8 million and $22.8 million for the same periods in 1998. The Company's gross margin for the three month period decreased slightly to 69% from 70% in the same period of the prior year. However, the gross margin of 69% for the nine month period remained consistent with the same period in the prior year. The slight gross margin decrease for the three month period is a result of instrument revenue being a greater percentage of total revenue, as instruments carry lower margins than reagents.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.7 million for the three months ended September 30, 1999 and $5.2 million for the nine months ended September 30, 1999. These amounts represent an 18% increase for the three month period and a 30% increase for the nine month period over the prior year. The increase results primarily from substantial development work on new products.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 1999 and 1998.

 SG&A SUMMARY

                                          Three Months Ended                 Nine Months Ended
                                              September 30,                      September 30,
                                              -------------                      -------------
                                       1999               1998              1999             1998
                                       ----               ----              ----             ----
                                             %                 %                 %                 %
                                   $         Sales   $         Sales   $         Sales   $         Sales
                                   ---------------   ---------------   ---------------   ---------------

Sales and marketing                $ 6,074     37%   $ 4,337     39%   $18,454     38%   $12,548    38%
Administration                       1,755     11%     1,362     12%     4,650     10%     3,672    11%
                                   ---------------   ---------------   ---------------   ---------------
Total SG&A                         $ 7,829     48%   $ 5,699     51%   $23,104     48%   $16,220     49%
                                   ===============   ===============   ===============   ===============

SG&A expense for the three and nine months ended September 30, 1999 increased to $7.8 million and $23.1 million from $5.7 million and $16.2 million for the same periods of the prior year. SG&A expense as a percentage of net sales decreased slightly during the respective periods in 1998 and 1999. Total SG&A expenses increased in absolute terms due primarily to the Company's expanding business base in Europe and Japan plus costs associated with implementing new administrative systems and functions.


AMORTIZATION OF INTANGIBLES

Intangible assets consist primarily of goodwill, customer base and developed technology resulting from acquisitions and patents. Such assets are amortized to expense over estimated useful lives of 15 to 20 years resulting in quarterly costs approximating $0.3 million. Additionally, the Company will review the utility of these assets each quarter to assess their continued value and recognize any impairment should the Company determine such a condition exists.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 the Company's principal source of liquidity consisted of cash and cash equivalents of $1.0 million. The Company also had a $10 million revolving bank credit facility and $1.4 million outstanding thereunder as of September 30, 1999. Borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

The Company has used a significant portion of its available resources during the current year for fixed asset expenditures to increase manufacturing capacity, increase instrument placements with new and existing customers, and enhance its business application computer hardware and software resources. The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest-bearing, investment grade securities.

During the nine months ended September 30, 1999, net cash used in operations and investing activities was approximately $4.3 million, versus $3.2 million in the nine months ended September 30, 1998, primarily due to purchases of property and equipment.

The Company believes that its existing capital resources, together with cash generated from product sales and available borrowing capacity under its bank credit facilities will be sufficient to satisfy its working capital requirements for the near future. However, the Company may be required to raise additional capital in the future for long term goals through the issuance of either debt instruments or equity securities, or both. There is no assurance that such capital will be available to the extent required or on terms acceptable to the Company, or at all.



READINESS FOR THE YEAR 2000

The Company is engaged in a company-wide project to prepare its business for the change in date from the year 1999 to 2000. The Company believes it has completed its compliance process beyond the deployment and testing phases for approximately 90 percent of its critical software and hardware systems. With regard to embedded technology, the Company has completed the remediation and testing phases for 80 percent of its facilities. The Company has completed its compliance process for all of its domestic critical systems and anticipates compliance for all critical systems within its international operations by the end of November 1999. The Company's target for completing its compliance process for its non-critical systems is the end of 1999.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In February 1996 the Company acquired BioTek Solutions, Inc. ("BioTek"). In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, TSE, ET AL V. VENTANA MEDICAL SYSTEMS, INC., ET AL. No. 97-37, against the Company and certain of its directors and stockholders in the U.S. District Court for the District of Delaware. The original Complaint alleges, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, fees and costs. The Company and two of its directors have filed an answer to the Complaint. Discovery has commenced and the Court has set a trial date of July 10, 2000. Based on the facts known to date, the Company believes the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On April 16, 1999, a Ventana shareholder, Nelson Leung, who is related to the plaintiffs in the securities action discussed in the preceding paragraph filed suit in Chancery Court of the State of Delaware against the Company and certain of its former and present directors and officers arising out of the BioTek acquisition. The company alleges derivative claims for, inter alia, breach of the duty of good faith and waste and purported class claims for breach contract and breach of the fiduciary duty of disclosure. Many of these claims are similar to those asserted in the Tse suit. The suit seeks class action status for the BioTek shareholders. In July of 1999, the Company and the director defendants filed a motion to dismiss and an alternative motion to stay the action, which was heard by the Court of Chancery on October 18, 1999. The Court has yet to rule on those motions. Based on the facts known to date, the Company believes the claims are without merit and intends to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, the Company believes that it has meritorious defenses to the claims. Because the results of the proceedings are uncertain; however, there can be no guarantee that resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations.

In May 1998 a lawsuit was filed by a former employee against the Company alleging sexual discrimination and associated claims. The Company has filed an answer to the Complaint and awaits a trial date in November of 1999.

Other than the foregoing proceedings, the Company is not a party to any material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27.1     Financial Data Schedule.

           (b)   Reports on Form 8-K.

                 No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Ventana Medical Systems, Inc.



Date:   November 3, 1999                        By: /s/ Jay Meridew
                                                   -----------------------------
                                                   Jay Meridew
                                                   Vice President of Finance