Form 10-K405
period 1999-12-31
VENTANA MEDICAL SYSTEMS INC
filed 2000-03-15
CIK 893160

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
Commission File No. 000-20931

VENTANA MEDICAL SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	94-2976937
(State of Incorporation)	(IRS Employer Identification No.)

3865 North Business Center Drive Tucson, AZ	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 887-2155

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $225,268,299 based upon the average of the high and low prices of the Registrant’s Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 1999, the Registrant had outstanding 13,593,640 shares of Common Stock.

Documents Incorporated by Reference

Not applicable

PART I

Item 1.  DESCRIPTION OF BUSINESS

      This report on Form 10-K may contain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see “Cautionary Factors That May Affect Future Results,” beginning on page 14. While this outlook represents our current judgement on the future direction of our business, such risks could cause actual results to differ materially from our future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this report on Form 10-K.

      For our current and historical financial positions, see “Selected Financial Data,” beginning on page 25.

Summary of Our Business

      Unless the context requires otherwise, all references to “we,” “our” or “us” refer to Ventana Medical Systems, Inc., a corporation originally incorporated in the state of Delaware in 1991, and its five subsidiaries:

      •  Ventana Medical Systems, S.A.

      •  Ventana Medical Systems GmbH

      •  Ventana Medical Systems Japan K.K.

      •  BioTek Solutions, Inc.

      •  BioTechnology Tools, Inc.

      We develop, manufacture and market instruments and consumables that are used to automate diagnostic and drug discovery procedures in clinical histology laboratories and drug discovery laboratories worldwide. Our instrument-reagent systems are designed to prepare and stain patient tissue or cells mounted on a microscope slide for examination by a pathologist. The consumable products we market that are required to operate our instruments include reagents slides and other accessories. Our systems are designed to provide users with high-quality and consistent results, high throughput and significant labor savings. Our clinical products are used by histology labs, which are labs that focus on the analysis of human tissue, to assist anatomical pathologists in the diagnosis of cancer and infectious diseases. Our research products are used by research labs at large pharmaceutical, biotechnology and genomics companies and medical research centers to assist in the discovery of new drugs. Our instruments have been placed in forty of the top fifty U.S. cancer centers, which are recognized as leaders in cancer research and treatment as reported in the July 1999 issue of U.S. News and World Reports, including Johns Hopkins Hospital, the Mayo Clinic, Memorial Sloan-Kettering Cancer Center and M.D. Anderson Medical Center.

      According to the National Cancer Institute, cancer is the second leading cause of death in the United States. Currently 8.4 million people in the U.S. have a history of invasive cancer. Mortality rates are improved by early detection and the selection of appropriate therapies. Histology tests performed on our instruments are used by pathologists and oncologists to assist in diagnosis of cancer and to select an appropriate therapy. Based upon our modeling of the market, we estimate that histology labs worldwide could potentially purchase in excess of $1.3 billion in instruments and consumables on an annual basis. In addition, the pharmaceutical, biotechnology and the genomic companies who are analyzing the human genome to accelerate new drug discovery also benefit from automation of analysis of genes and human cell structure.

Industry Overview

      We target our instrument-reagent systems at two markets: the histology lab and the drug discovery lab. We currently derive the majority of our revenues and profits from the sale of instrument systems and ongoing sales of reagents to histology labs, although we expect sales to research labs engaged in drug discovery to grow over time.

  Histology

      Based upon a sampling of hospitals, we estimate that there are about 7,000 histology labs worldwide. Of this total we estimate about 3,500 are in North America, 2,500 in Europe and 1,000 in Japan and the remainder of the world. Most histology labs are hospital based; however, a small number of regional reference labs are found in North America and Japan.

      Histology is the study of the microscopic structure of tissues. In an histology lab, an anatomical pathologist attempts to identify the causes and consequences of disease in a specific part of the body. An anatomical pathologist uses tools ranging from the naked eye to powerful microscopes and even molecular analysis of cell proteins and genes. This is done by examining tissue samples obtained during surgery or through biopsy procedures to identify structural and other changes in cells, tissues and organs. Anatomical pathology examinations are among the most reliable ways to establish a diagnosis or, if not a diagnosis, definitive information on the type of disease suffered by the patient.

      All patient samples entering the histology lab move through seven basic processing steps or work cells:

•	Accessioning — Tissue is entered into the hospital information system for medical records and billing purposes.

•	Grossing — Following accessioning, the gross patient tissue specimen is examined by a pathologist. Several tissue samples are then cut from the gross specimen for further examination and placed in small plastic cassettes.

•	Tissue Processing — Cassettes from gross specimens are generated throughout the day and placed at the end of the day in an instrument called a tissue processor for overnight batch processing. Tissue processors preserve the tissue by setting it in a fixative, usually formalin, and infusing the tissue with paraffin so it can be more readily sectioned or cut. An alternative to using a fixative is to freeze tissue and handle it in a frozen state although, we estimate that less than 5% of patient specimens entering histology labs are frozen.

•	Embedding — The first activity that usually occurs in a histology laboratory each morning is to remove the processed tissue from each cassette and embed it in a paraffin block. This work is performed manually and is undertaken to produce a specimen of uniform size that can be cut on a microtome.

•	Sectioning — Each tissue block is next transferred to the sectioning area of the lab where very thin sections are cut on a microtome or ultramicrotome, depending on the test to be performed, and mounted on a microscope slide. The number of slides that are cut from each block varies according to the case and is usually determined by the pathologist who is performing the gross analysis.

•	Hemotoxlyn and Eosin, or H&E, Staining — Each microscope slide is then stained with two basic stains, Hemotoxlyn and Eosin, that help the pathologist identify each cell’s nucleus, cytoplasm and membrane.

•	Microscopic Examination — Finally, each H&E stained slide is examined by a pathologist using a microscope to determine if the tissue or cells are healthy or diseased. In particular, the pathologist is looking for the presence of microorganisms that could indicate an infectious disease or deformed cells that could indicate the presence of cancer. In cases where an H&E stained slide appears to have abnormalities, the pathologist performing the initial examination of a patient specimen will request that the slide undergo additional testing. We estimate this happens in approximately 15% of cases.

      Additional tests which may be requested by the pathologist include immunohistochemistry, special stains or in situ hybridization tests. These tests are significantly more complex than the H&E stains and may require special reagents.

•	Immunohistochemistry, or IHC, stains are used primarily by pathologists to assist in the diagnosis of cancer and by oncologists to determine different treatment options. Pathologists use IHC stains to test for the presence or overexpression of the proteins involved in cancer.

•	Special stains are used primarily to assist in the diagnosis of infectious diseases, although they can also be used to assist in cancer diagnosis. Special stains are chemical dye stains that localize to microorganisms located in tissue and to specific tissue types.

•	In situ hybridization, or ISH, stains can be used to assist in the diagnosis of infectious diseases or genetic mutations that are usually associated with the presence of cancer.

      We do not currently participate in all histology lab work cells. We currently offer products that are used in tissue processing, sectioning, IHC staining, special stains and ISH staining.

      Tissue Processing. In developed nations, all histology labs have at least one automated tissue processor instrument and most labs have two or more. In less developed countries, tissue processing is still performed manually in most labs. We estimate that the worldwide installed base of tissue processing instruments is greater than 10,000 and, based upon our field experience, we estimate annual shipments to be between 1,000 and 1,500 instruments. The size of the annual shipment market is driven primarily by replacements, although some shipments reflect growth driven by an increase in surgical procedures. Tissue processors consume a substantial quantity of reagents (fixatives, alcohol, xylene, paraffin), however we do not participate in this reagent market.

      Microtomes. Microtomes are used to cut thin sections of tissue following embedding. Ultramicrotomes cut tissue and other samples for use in electron microscope and other sophisticated analytic devices. They cut much thinner sections than traditional microtomes. Every histology lab utilizes several microtomes. Only sophisticated labs, usually located in medical teaching institutions, have access to ultramicrotomes.

      IHC Staining. We estimate that there are in excess of 20 million slides stained with IHC annually on a worldwide basis. The majority of these slides are stained in the approximately 7,000 hospital-based histology labs. However, in North America and Japan some hospitals send their IHC slides to regional reference labs for staining rather than performing the work themselves. Based upon our growth, we estimate that the number of IHC slides processed by labs in the U.S. on an annual basis is growing at about 6%-8% rate due to:

      •  increasing acceptance of the value of the technology by pathologists and oncologists;

•	the increasing incidence of cancer as the population ages;

•	the emergence of new stains that may influence therapy choices; and

•	the shifting of the market from manual to automated IHC slide processing.

      We estimate that in excess of 50% of the IHC slides processed in North America, and in excess of 25% of the IHC slides processed in Europe, are stained in automated instruments. Most of the rest of the world is using manual staining, which we believe represents a substantial growth opportunity as a portion of these users are converted to automated systems.

      IHC instruments require reagents and accessories to operate. We supply a full line of these consumables for use with our instruments. Our experience in the industry suggests that we are the worldwide market leader in supplying automated IHC staining systems.

      Special Stains. We estimate that the special stains market is larger than the IHC market in terms of slides processed on a worldwide basis. There is an opportunity to place instruments with virtually every hospital-based histology lab as special stains slides are rarely sent to reference labs. Currently, nearly all special stains slides are manually processed. We believe that a major segment of the market will switch to automated slide processing over the next 10 years.

      ISH Staining. The clinical market for ISH staining is currently very small due to the difficulty of performing ISH stains manually and the small number of stains accepted for clinical use. We expect automation to grow the clinical market. Currently, the principal clinical tests are used to detect infectious diseases, primarily viruses, in tissue. However, ISH tests for genetic mutations may eventually become important clinical tests. The only ISH genetic mutation test performed in the histology lab today is the test for Her-2/neu gene over-amplification in cancerous breast tissue. This is currently a small market as most laboratories prefer to measure Her-2/neu status using an IHC stain.

  Pharmaceutical Research

      The pharmaceutical research market consists of over 2,000 labs worldwide. The labs are located in large pharmaceutical companies, smaller biopharmaceutical companies and medical research centers. In these labs, research is being conducted to determine the causes of disease and the discovery of drugs to treat disease. Genomics, or the study of genes and their function, is seeking to accelerate the drug discovery process by understanding the molecular mechanisms of disease. The genomics revolution is providing pharmaceutical researchers with a dramatic increase in the number of potential drug targets, such as a specific protein involved in a disease process, against which to conduct screens of compound collections, or compound libraries. In addition, pharmaceutical researchers are vastly expanding the size of compound libraries they use to screen against new drug targets. As a result, researchers require new lab technologies capable of screening increasingly large compound libraries against an increasing number of drug targets in a cost-effective, automated and rapid manner.

      Genomics is the analysis of nucleic acids, which are the fundamental regulatory molecules of life. Nucleic acids take two forms, DNA or RNA. These molecules contain and convey the instructions that govern all cellular activities, including protein manufacture and cell reproduction. DNA and RNA consist of linear strands of nucleotide bases, the specific sequences of which constitute the genetic information in the cell. The unique genetic blueprint for all living organisms is encoded in the DNA. The entire DNA content of an organism is known as its genome, which is organized into functional units called genes. Any defect or mutation in the sequence of nucleotide bases in the DNA or RNA can disrupt cell or protein function and lead to disease.

      Genomics has created opportunities to fundamentally alter the field of human medicine through the discovery and development of novel drugs and an improved ability to diagnose and manage disease. Interest in understanding the relationships between genes and disease has generated a worldwide effort to identify and sequence the genes of many organisms, including the approximately three billion nucleotide pairs and the estimated 100,000 genes within the human genome. Once researchers identify the genes and their nucleotide sequences, we anticipate that an understanding of the specific function of each of these genes and the role that different genes play in disease will require many years of additional research.

Business Strategy

      Our objectives are to expand our worldwide leadership position in histology lab automation and to penetrate the drug discovery market with technology perfected for the histology market. Our strategy is to:

      Provide high-quality, innovative and flexible automation systems for tissue analysis. Our position as a leader in the histology lab automation market has been built on innovative automated instrument-reagent systems. Our systems have been designed as broad enabling platforms that permit customers to easily expand their test menu. These automated systems allow for superior patient care by providing anatomical pathologists with higher quality, more consistent and more timely staining than through manual methods. Further, labs benefit by increasing output and reducing labor costs through automation and walk-away convenience.

      Provide high throughput, value-added testing systems for various genomics applications. We intend to pursue the same broad strategies in the pharmaceutical research market as we are pursuing in the histology market. We also intend to consider developing relationships with other organizations with complementary skills or technologies, which should allow us to quickly acquire capabilities we need in a rapidly changing market.

      Maximize placement of our automated systems in histology and drug discovery laboratories both domestically and worldwide. Rapidly automating manual work cells permits us to strengthen our competitive position by establishing a large base of instruments that current or future market entrants must overcome. We estimate that our worldwide installed base of IHC and special stains instruments is significantly larger than the combined installed bases of instruments of all of our current competitors. We believe that the size and quality of our direct sales coverage will permit us to maximize instrument placements and maximize revenue stream per placement.

      Ensure a steady stream of consumables sales for use in these instruments. Each IHC, special stain and ISH instrument placed typically provides us with a recurring revenue stream through the sale of reagents and other consumable supplies. Our strategy is to increase this revenue stream by converting all existing manual tests performed by the customer to full automation and by selling the customer all the required reagents for the automated tests. We intend to expand our menu of automated tests over time, which should increase the consumable revenue we receive from each instrument placement, as typically our systems are closed systems which can only be operated with consumables produced by us.

      Continue ongoing technological development and improvement of our instruments and reagents. We design all of our own products, unlike most of our competitors, who rely on outside design firms to create their instruments. We are developing new instruments and enhancing existing instruments and developing reagants for our installed base of instruments as well as for new products. Both our engineering and reagent research and development organizations work closely with their manufacturing counterparts on all new products to ensure they can be produced cost effectively. We protect our designs with an aggressive intellectual property strategy.

History of the Company

      We were incorporated in California in 1985 by a pathologist practicing at the University of Arizona Medical Center who was interested in automating IHC staining. In 1993 we were reincorported in Delaware. In 1989 we procured venture capital funding and launched our first instrument-reagent system in 1991. We have launched multiple new systems since then, some of which were developed internally and some of which were acquired.

Our Products

      We market five product lines: tissue processors, microtomes, IHC staining instruments, special stains instruments and ISH staining instruments. Some of these instruments use consumables such as slides, barcode labels, dispenser, reagent trays and wicking pads, many of which we sell. Our product offerings are summarized in the table below:

Product Offerings

Instrument	Targeted Customers	Uses	Consumables

Renaissance Tissue Processor	Histology Labs	Fix tissue and embed sample in paraffin	No
Series 100 Microtome	Histology Labs	Section paraffin/tissue blocks	No
Ultramicrotomes	Medical Research Labs Pharmaceutical Research Labs	Section sample prior to evaluation by electron microscope	No
TechMate 250 & 500 Systems	Histology Labs Pharmaceutical Research Labs	Stain tissue with antibodies and detection chemistry to help identify proteins	10 accessory products 2 detection systems 30 primary antibodies
NexES IHC System	Histology Labs Pharmaceutical Research Labs	Stain tissue with antibodies and detection chemistry to help identify proteins	16 accessory products 6 detection systems 214 primary antibodies
NexES Special Stain System	Histology Labs	Stain tissue to help identify infectious diseases and cancers	9 accessory products 15 special stains
Discovery ISH System	Biotechnology, Genomic, Medical Research Labs	Stain tissue with molecular probes and detection chemistry to help identify infectious diseases and genetic mutations	13 accessory products 2 detection systems

  Tissue Processors

      We entered the tissue processing work cell when we acquired BioTechnology Tools. BioTechnology Tools designed, manufactured and marketed through distributors a tissue processor known as the PTP-1530 which we have subsequently modified and now market as the Renaissance.

      Our Renaissance tissue processor is a batch instrument that can accommodate up to 350 specimens at a time. This completely enclosed system can be configured as a floor or bench top unit. It has easy-to-use software with flexible programmability and a pulse magnetic stirrer that significantly improves the quality of prepared tissue. The Renaissance quality control system allows the customer to monitor the quality of the reagents being used, and to extend the life of their reagents using a paraffin cleaning system. We do not market a complementary line of consumables with the Renaissance.

  Microtomes

      We also entered the sectioning work cell through the acquisition of BioTechnology Tools. BioTechnology Tools designed, manufactured and sold through distributors two product lines of sectioning equipment. Our first product line, the Series 100 Microtome, is designed to section tissue in the histology lab and is our lead product.

      Our second product line, ultramicrotomes, is marketed under the BioTechnology Tools RMC trade name. Ultramicrotomes cut much thinner specimens than the histology product line and are used to prepare specimens for examination under an electron microscope or other sophisticated analytic device. Our ultramicrotomes are used for clinical analysis of patient tissue, medical research and by the electronics and automotive industry for incoming quality inspection of raw materials.

      We are a small competitor in the histology microtome market. Microtomes consume a large number of specialty blades; however, we do not participate in the specialty blade market.

  Staining Systems and Associated Reagents

      The principal benefits of automated cellular and tissue analysis using our integrated systems as compared with manual methods are:

•	improved reliability, reproducibility and consistency of test results;

•	faster turnaround time for test results;

•	increased test throughput for the testing;

•	reduced dependence on skilled technicians;

•	ability to obtain maximum clinical information from minimally-sized biopsies;

•	ability to document processing protocols (patient priority instruments);

•	enhanced cellular differentiation through multiple staining on a single slide; and

•	standardization of slide preparation among institutions.

      In addition to these critical clinical and operational advantages, we have determined that our automated approach has cost advantages as well.

      IHC Staining. Our first product launch in 1991 was an instrument-reagent system to automate IHC staining. Prior to the introduction of this system, all IHC staining was performed manually or using low-level automation. In early 1996, we acquired our principal competitor in the IHC market, BioTek Solutions, Inc. We now enjoy a leading market share position in automated IHC staining worldwide.

      We currently market two IHC instrument systems with a full line of complementary reagents and accessories. Our line of IHC products includes batch-processing systems targeted to large hospital clinical labs and reference and research labs and patient priority systems targeted to hospital clinical labs. Although our existing batch processing systems are “open,” providing the customer with the ability to purchase reagents from either us or other sources, the majority of our United States customers with batch processing systems regularly purchase reagents from us. Our patient priority systems are “closed” in that customers must purchase detection chemistries from us in order to operate the instruments.

      Our line of TechMate batch processing instruments is designed for large volume testing using a single antibody on multiple patient biopsies and research applications in which long incubation times and unique detection chemistries are required. Our batch processing instruments employ capillary action to perform IHC tests. Patient biopsies are placed on capillary gap slides, which maintain a space of predetermined width between adjacent slides when loaded into TechMate systems. Reagents are loaded into disposable reagent trays and programmable software directs the instrument to apply the reagents in the proper sequence. The instrument immerses the bottoms of the slides in the reagents as programmed and the reagents are drawn up the slide and over the tissue specimen by capillary action. After each reagent application and incubation, the instrument removes the reagent from the specimen by placing the slides onto disposable blotting pads. In North America, we directly manufacture and market reagents for use in our TechMate systems.

      The TechMate 500, has a 120-slide capacity, which is applicable to both large and moderately-sized reference labs and large research labs. The TechMate 250, which has a 40-slide capacity, is targeted primarily for the European and other international markets. We distribute this product through a collaborative marketing relationship with another company. The products are manufactured on a contract basis by a third party and we receive a royalty on the sale.

      The NexES system provides an automated approach for applying primary antibodies and detection chemistries. The NexES system is barcode driven and is designed for multiple tests on a single patient biopsy with rapid turnaround time and walk-away convenience. A barcode label affixed to each slide positively identifies the slide and the test procedures to be performed. The instrument scans the barcodes on the slides and the reagent dispenses and processes each slide with the unique steps necessary to perform each test. Our proprietary software controls all aspects of the test procedures. The steps of dispensing, incubating (i.e. temperature and time control) and washing are performed by the instrument using a series of proprietary chemical/mechanical methods developed by us. These methods are critical to obtaining precise, sensitive and rapid test results and make the system reliable and easy to use. Typically, the processing of slides on the instrument requires less than two hours.

      The NexES is based upon a modular design and an external personal computer operating under a Windows 98 environment for software control. Each module holds up to 20 slides in the reaction chamber and 25 reagents on its reagent carousel. The modular design of the NexES and external personal computer permits the linkage of up to eight NexES IHC or special stains modules together, creating the capacity to process up to 160 slides. The NexES therefore offers users a significant degree of flexibility as users can purchase from one to eight modules depending upon their test volume requirements.

      Reagent products are composed of primary antibodies and detection chemistries, each of which is required for an IHC test. Customers that have patient priority systems must use our detection chemistries on all tests. They have the option of purchasing primary antibodies from us or other sources. Customers who have our batch processing systems have the option of purchasing both antibodies and detection chemistries from us or other sources. Users of a majority of our United States installed batch processing systems regularly purchase reagents from the us.

      We sell a line of over 215 primary antibodies used to detect antigens in combination with detection chemistry kits on our instruments. We market all of the antibodies used to perform the IHC tests that currently account for more than 90% of total IHC test volume.

      We estimate that detection chemistries typically account for approximately 60% of the total expenditures for reagents required to perform IHC tests using our instruments. We produce a line of detection chemistries for use on both patient priority and batch processing systems which provide the user with standardized reagents, thereby giving the user convenient and rapid results. The detection chemistries have been developed by us using proprietary formulations which, when combined with our primary antibodies and other reagents, optimize the results of tests performed on our instruments. These kits generate the visual signal in an IHC reaction at the site where a primary antibody is bound to a specific antigen or molecule in the cell or tissue. The patient priority system utilizes detection kits which include (i) a DAB Kit which generates a brown color; (ii) an AEC Kit which generates a deep red color; (iii) an Alkaline Phosphatase Red Kit which generates a bright red color; and (iv) an Alkaline Phosphatase Blue Kit which generates a deep blue color. We currently sell DAB and Alkaline Phosphatase Red for use with our batch processing instruments. The detection kits are designed to perform tests on a wide variety of specimens, so a lab can, for example, perform tests on tissue preserved in paraffin and on frozen tissue simultaneously. Our detection chemistries have been formulated to provide long term stability for reproducibility and ease of use as well as a high signal to noise ratio for optimal sensitivity.

      We offer a line of consumable ancillary products that are necessary for processing slides on our instruments. These include buffers for optimizing the IHC reaction and counterstains for staining cell nuclei, which are used with both patient priority and batch processing instruments. The buffers ensure good morphology, low backgrounds and high signals. The counterstains provide additional convenience for the customer by eliminating the need for additional processing of the slides after staining on the instrument. For use with patient priority instruments, we also supply a proprietary liquid coverslip used to inhibit evaporation during processing in the instrument, fixatives for maintaining the morphology of cells or tissues, enzymes for unmasking antigens and slide barcodes for use in identifying the slide and its specific IHC reaction steps. For use with batch processing instruments, we also provide disposable reagent trays which are used to hold the reagents during IHC reactions, capillary gap slides and wicking pads used for reagent removal between applications.

      Special Stains. In late 1998, we launched our second instrument-reagent system which handles special stains testing. It was the first automated special stains system offered to histology labs. We believe that we have established ourselves as the clear market leader in this product segment. We supply both an automated instrument for special staining and all the reagents needed to operate the instrument. Two competitors have entered the automated special staining market since we launched our system.

      The special stains module can be operated by the same control computer that operates our NexES IHC modules. Any combination of up to eight special stains and IHC modules may be operated by a single control computer. This flexibility enables customers to design a combination special stains/ IHC system that meets the specific needs of their lab. It also provides future flexibility for handling lab growth.

      The special stains module uses a different approach for dispensing reagents than the IHC system. The special stains aspiration and dispense system permits us to use a low cost container for our reagents.

      We currently market eleven different special stains kits that we estimate account for about 85% of all types of special stains performed in histology labs. We plan to expand this test menu in the future so that our special stain system can meet more than of 95% of most laboratories special staining needs. All of our special stain kits were developed using proprietary protocols.

      ISH Staining. We entered the ISH staining market with the launch of our GenII system in 1995. The GenII was primarily sold into the drug discovery market although some instruments were placed in histology labs for clinical use. We have not aggressively marketed the GenII in recent years due to high field support requirements and low consumption of reagents and accessories.

      We launched our second ISH staining system in December 1999 called the Discovery. The Discovery system can function as a high throughput processor of DNA and RNA microarrays. It can also be used as a high throughput processor of tissue arrays used to validate gene drug leads. We anticipate that this system will primarily be sold to companies involved in pharmaceutical research but also intend to market to histology labs for clinical use.

      The Discovery staining system consists of a staining module and a full line of complementary reagents and accessories. The “front-end” of the system is open, permitting researchers to use their own molecular probes in searching for genetic mutations. The “back-end” of the system consisting of detection chemistry that attaches to the molecular probe and permits the researcher to visualize the target, is closed and must be purchased from us. The only exception to this is where the detection chemistry is mounted on the target probe. This is the case when a flourescent in situ hybridization, or FISH, stain is performed.

      The Discovery instrument can currently only perform ISH stains tests. A future software release will permit the Discovery to perform both ISH and IHC stains tests. This dual staining capability will permit researchers to stain tissue for both genetic mutations and for the proteins produced by those mutations.

      The Discovery system incorporates a number of important technological advances over our earlier NexES IHC and special staining systems. The principal advance is the ability to accurately control the reaction temperature. In contrast the NexES IHC and special stain modules heat the entire reaction chamber to a pre-set temperature and maintain that temperature during the entire processing cycle. Individual slide heaters in the Discovery permit an optimal protocol to be developed for each test. It also permits the unwinding or denaturing step that is critical to detecting DNA abnormalities to be tightly controlled. We have filed a number of patents to protect inventions incorporated into the Discovery system.

      In November of 1998, we acquired all of the oncology assets of Oncor, Inc. These assets consisted primarily of gene-based tests used in drug discovery. Some of these tests have clinical potential.

      Our ISH systems are currently being used, or tested for use, in the following drug discovery applications:

•	Processing DNA and RNA Assays. These assays are used to identify genes that are possible targets for drug therapy and pinpoint the mutation in these genes. Our Discovery instrument can be used to process DNA and RNA assays.

•	Processing Tissue Assays. Tissue assays are an emerging drug discovery tool that validate the value of target genes and proteins in human tissue. Our instruments can be used to automate the processing of these assays.

•	Processing Individual Tissue Samples. Instead of using tissue assays, many companies engaged in pharmaceutical drug discovery are testing genes and proteins in traditional tissue slides. Our Discovery instrument can be used to identify genetic mutations in the tissue. In addition, our IHC systems can be used in conjunction with our Discovery system to identify abnormal proteins or abnormal protein levels in tissue.

Research & Development

      Our research and development group is divided into two teams: one that is responsible for instrument development and a second which develops staining protocol and reagents. We have focused our efforts on the development of innovative combined instrument-reagent systems. We are developing new instruments and enhancing existing instruments. In addition, we are developing reagents for our installed base of instruments as well as for new products.

      As of December 31, 1999, our research and development organization consisted of 57 persons, many of whom have graduate degrees. Our research and development activities are performed primarily in-house by our own employees. These efforts are supplemented by consulting services and assistance from scientific advisors. We spent $7.1 million in 1999, $5.1 million in 1998 and $3.1 million in 1997 on research and development.

  Instrumentation Development Projects

      Our instrumentation development is focused on continuous product improvement and new product development. We believe that the modular platform used by our NexES IHC system has enabled us to develop new products more rapidly. We implemented this strategy with the launch of the NexES Special Stains system in 1998 and our new Discovery System launched in late 1999. We expect to continue this modular development strategy in the future. We continue to explore new opportunities in instrument systems that add value to the customer, including automating other manual processes in the histology lab.

  Reagent Development Projects

      Our reagent development is divided into four principal areas:

•	new antibody development;

•	detection chemistries;

•	special stain chemistries; and

•	ISH chemistries.

      We continue to monitor third-party development of new primary antibodies and will license or purchase these as appropriate. Primary antibodies are used to assist pathologists in recommending treatment protocols for cancer patients. We also continue to improve the sensitivity and specificity of our detection chemistries. New detection chemistries with higher signal strength and lower background noise were introduced in early 1999.

      Reagent development also supports the development of new instrument systems. A complete reagent product line was introduced in conjunction with the October 1998 launch of the special stain module. Development of reagents to support our Discovery ISH instrument is ongoing. We are also developing reagents for our clinical ISH instrument which we plan to launch in late 2000. We are currently in discussion with various universities, hospitals, and commercial organizations regarding other potential areas of opportunities for the ISH system.

Customers

      Our customers consist of clinical histology labs and the drug discovery labs of large pharmaceutical companies, biotechnology and genomic companies and medical research centers. Our instruments have been placed in forty of the top fifty U.S. cancer centers, which are recognized as leaders in cancer research and treatment as reported in the July 1999 issue of U.S. News and World Reports, including Johns Hopkins Hospital, the Mayo Clinic, Memorial Sloan-Kettering Cancer Center and M.D. Anderson Medical Center. We have also placed our instruments in more than 1,500 hospital-based clinical histology labs worldwide. None of our customers accounts for more than 5% of our consolidated revenues in 1999 or 1998; in 1997, sales to a European distributor accounted for approximately 20% of consolidated net sales.

Patents and Proprietary Rights

      We have pursued a strategy of patenting key technologies that relate to both the automation and chemistry of analyzing cells and tissues on microscope slides. We presently own 32 United States patents and numerous corresponding foreign patents. We have also filed patent applications in the U.S. and abroad that cover research and development as it relates to existing and future products. In 1999, three of our U.S. patents issued. We also have access to some key technology through exclusive and nonexclusive licenses, such as patented Human Papilloma Virus sequences.

      Our patent portfolio is divided roughly into two segments: instruments and reagents. Patents and applications related to instruments include:

•	three U.S. patents directed to the Liquid Cover Slip™ technology;

•	the suite of patents related to the TechMate instrument that covers all aspects of the instrument including the algorithm for the interleaving of steps of a run;

•	two separate U.S. patents on reagent dispenser designs;

•	apparatus for automated IHC tissue staining; and

•	independently heatable slide staining apparatus.

      Reagent patents and applications include:

•	tissue fixatives;

•	hybridization methods and compositions;

•	IHC staining methods and reagents;

•	biotin/avidin formulations and methods; and

•	compositions for manual and automated assessment of various types of cancer, including, breast, leukemia and prostate.

Sales and Marketing

      Our histology lab strategy involves providing customers with superior levels of customer service. We believe this can only be achieved by selling our products directly to customers, rather than through distributors, in our major markets and by controlling our own telephone and field service forces.

      Based on our experience in the industry, we believe we have the world’s largest direct sales force covering histology labs. We believe that the size and quality of our direct sales coverage will permit us to maximize instrument placements and maximize revenue stream per placement. This sales force is organized geographically by region in North America and by country internationally. In North America we also have a separate sales organization focused solely on national and key accounts. In North America, Japan and in most major European markets we sell all of our products (except our ultramicrotomes) on a direct basis. In most other countries, we rely on distributors to sell and service our products.

      In addition to maintaining direct sales organizations in our major markets, we also maintain direct customer telephone and field service operations. This permits us to maintain a close relationship with our customers which we hope to exploit from instrument placement, through reagent and consumable sales to instrument replacement. This relationship will also allow us to provide high quality and rapid service in response to customer instrument or reagent problems.

      We also have a comprehensive customer education program, which includes on-site technical training in instrument use, user group meetings and sponsored national teleconferences with leading medical experts who regularly update our customers on diagnostic and testing developments.

Competition

      We face a wide array of different competitors in the histology lab and drug discovery markets. In many product segments our competitors have substantially greater experience than us and far greater name recognition by our customers. In most product segments competition is intense and is based on product performance and price, the breadth of a company’s product line, and after-sales service.

  Histology

      Our competitors in histology vary by product category. Our principal competitor in tissue processing is Sakura Fine Technical Co., Ltd., a privately held Japanese company with far greater market share, experience and name recognition than we have. Additional competitors in tissue processing include Leica Microsystems Group, a German based competitor, and Thermo BioAnalysis Group, a U.S. public company that owns Shandon Lipshaw, a formidable competitor worldwide in histology lab equipment. Despite the strong entrenched competition in this segment we believe we are increasing our market share through strong sales increases of our Renaissance tissue processor.

      Our competitors in tissue sectioning include Leica and Micron, the German based subsidiary of U.S. based and publicly traded Sybron International Corp. In addition to these two competitors, who combined hold around 80% of the worldwide microtome market, a large number of additional competitors are trying to establish themselves in the market. Sakura and Shandon Lipshaw also market a line of microtomes. We have a small share of the microtome market and do not expect this share to increase significantly in the near term due to fierce competition and low gross product margin.

      We are the market share leader in automated IHC staining. We have a worldwide installed base of instruments that exceeds all of our competitors combined. Historically, we have also placed more new instruments each year than all of our competitors combined. Nevertheless, we face strong competition on two fronts. Indirect competition comes from the manual method of performing IHC tests. A number of histology labs in the U.S. and the majority of histology labs outside the U.S. still perform their IHC slide staining manually. Significant barriers to automation of this process exists in some countries where reimbursement for IHC tests by insurance companies and government health care plans is low. Further, significant barriers to automation exist in a number of labs where pathologists prefer manually stained slides which were created using their own staining protocols.

      Direct competition currently comes from four competitors who market instrument-reagent IHC staining systems. The competitors are DAKO, a privately held Danish company that dominates the market for manual IHC reagents; BioGenex Laboratories, Inc., a privately held U.S. company that markets its own instrument and line of reagents; Labvision Corporation, another privately held U.S. company that supplies DAKO with instruments and also markets its own instruments both on a direct basis and through distributors in most major markets; and Diagnostics Products Corp., which markets a high volume IHC slide stainer, principally in Europe.

      Two automated special staining systems compete with our special staining module. CytoLogix Corp., a venture-backed, U.S.-based, early-stage company markets the Artisan Staining System. The CytoLogix system will reportedly be expanding its menu of reagents to include IHC stains and potentially ISH stains. BioGenex also markets a line of special stains instruments called Optimax which was originally designed for IHC staining. We believe that the initial success we have enjoyed in automating the special stains market will attract additional competitors.

  Pharmaceutical Drug Discovery

      Our Discovery ISH staining system launched in late 1999 is primarily used by organizations engaged in drug discovery and other related research. Virtually all ISH staining is currently performed manually. We currently do not face a direct competitor in this market. A Japanese company markets an ISH staining system in Japan only, but we believe its performance is not comparable with the Discovery. We also anticipate that our Discovery system will face competition in the future.

Manufacturing

      We manufacture all of our own products except the Techmate 500 and Techmate 250 instruments. Both of these products are produced by third-party manufacturers and account for only a small portion of our total sales. We maintain three manufacturing facilities — an instrument manufacturing facility located in Tucson, Arizona, a separate reagent manufacturing facility also located in Tucson, Arizona and a second reagent manufacturing facility located in Gaithersburg, Maryland.

      Our instrument manufacturing facility in Tucson is operated under the leadership of a single instrument manufacturing manager who is responsible for component purchasing, product scheduling, production, materials management and shipping.

      Our reagent manufacturing facility located in Tucson, Arizona produces the majority of the reagent and accessory consumables that we sell. This facility is also a focused facility under the leadership of a manufacturing manager who is responsible for purchasing, scheduling, production, materials management and shipping.

      Our second reagent manufacturing facility is located in Gaithersburg, Maryland, and was acquired with the acquisition of the oncology assets of Oncor. This facility has been approved by the FDA for the production of our pre-market approval, or PMA, approved Inform® test for measuring Her-2/neu gene overamplification in breast tumors. We use this facility to produce the products we acquired from Oncor. We also plan to use it in the future to produce additional products that receive FDA PMA approval.

      Our manufacturing operations are required to follow the FDA Quality Systems Regulations. These regulations require us to maintain documentation and process control in a prescribed manner with respect to manufacturing, testing and quality control. We are also subject to FDA inspections to verify compliance with FDA requirements. We also intend to implement manufacturing policies and procedures that will enable us to receive ISO 9001 certification. ISO 9001 standards are global standards for design and manufacturing process control and quality assurance. Finally, we are required to obtain the CE mark for sale of our products in the countries comprising the European Union. The CE mark is an international symbol of quality assurance and compliance with applicable European Union medical device directives.

Contracts

      We place instruments through direct sales, including nonrecourse leases, instrument rentals and our Performance Evaluation Period program. The program is intended to permit a customer to use an instrument, generally for a period of up to three months, provided that the customer purchases all the consumables needed to operate the instrument from us. At the end of the three month period, the customer elects to purchase, rent or return the system. For placement of instruments under this program, we incur the cost of manufacturing instruments and we recognize revenue only at the time the instrument is either sold or rented rather than at the time of instrument placement. The cost of manufacturing the instrument placed through the program or rental is charged to cost of goods sold by depreciating the cost of the instrument over a period of four years.

Suppliers

      We do not depend upon any single supplier. Because we have multiple sources of supply, we have not experienced difficulties in obtaining adequate sources of supply and adequate alternatives to satisfy our customers. We do not have formal purchase contracts for our supplies, but instead we generally purchase items under individual purchase orders.

Employees

      As of December 31, 1999 we had approximately 412 full-time employees, including our 8 officers.

Warranties

      We offer one year parts and labor warranties on all of our instruments. We have historically not had a large number of claims made under warranties.

Cautionary Factors That May Affect Future Results

Risks Relating to Availability of Third-Party Reimbursement and Potential Adverse Effects of Health Care Reform	Our ability to sustain revenue growth and profitability may depend on the ability of our customers to obtain adequate levels of third-party reimbursement for use of certain diagnostic tests in the United States, Europe and other countries. Currently, the availability of third-party reimbursement is limited and uncertain for some IHC tests.

In the United States, our products are purchased primarily by medical institutions and labs which bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans for the health care services provided to their patients. Third-party payors may deny reimbursement to our customers if they determine that a prescribed device or diagnostic test has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The success of our products may depend on the extent to which appropriate reimbursement levels for the costs of such products and related treatment are obtained by our customers from government authorities, private health insurers and other organizations, such as HMOs.

Third-party payors are increasingly challenging the prices charged for medical products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs could significantly influence the purchase of health care services and products.

In addition, the federal government and certain members of Congress have proposed, and various state governments have adopted or are considering, programs to reform the health care system. These proposals are focused, in large part, on controlling the escalation of health care expenditures. The cost containment measures that health care payors are instituting and the impact of any health care reform could have a material adverse effect on the levels of reimbursement our customers receive from third-party payors and our ability to market and sell our products which could cause our results of operations to suffer.

A reduction in government funding to research centers will reduce their ability to purchase our products	A portion of our products are sold to universities, research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. Research funding by the government could be significantly reduced. Any such reduction may materially affect the ability of many of our research customers to purchase our products.

Future operating results may fluctuate depending on:	Our operating results may fluctuate depending on sales of instruments and sales of reagents. If our actual earnings in a given quarter underperform analyst estimates, our stock price could be adversely affected.

— how many instruments we sell and under what terms they are sold	The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents, which begin and are typically recurring once an instrument is placed. Instruments are typically sold in the latter part of a quarter and in the fourth quarter of the year due to the buying patterns of our customers. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through Performance Evaluation Period programs and rentals. A significant number of instruments installed in customers’ laboratories annually are placed through our Performance Evaluation Period program. We generally aim to sell products placed in this program within 3 months, but we cannot be certain they will be returned or that they will convert to sales or rentals within this time period, or ever. If the program fails to generate sales, our future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future.

— changes in our sales force	Historically we have experienced attrition in our sales force. A portion of our sales force is new and we have recently restructured our sales program. If we fail to retain existing or replace departing members of our sales force in a timely manner or if our sales training programs are not successful, it may adversely affect our ability to sell instruments and reagents.

— how much reagent our customers use	In addition, average daily reagent use by customers may fluctuate from period to period, which may contribute to future fluctuations in revenues.

— our operating results may be effected by other factors	Other factors that may result in fluctuations in operating results include:

• the timing of new product announcements and the introduction of new products and new technologies by us and our competitors;

• our ability to collect receivables and maximize payables;

• market acceptance of our current or new products;

• quarter-to-quarter buying patterns of our customers;

• developments with respect to regulatory matters;

• availability and cost of raw materials from our suppliers;

• competitive pricing pressures;

• increased research and development expenses; and

• increased marketing and sales expenses associated with the implementation of our market expansion strategy for our instrument and reagent products.

Effectively managing our growth may be difficult	We have grown and continue to grow rapidly both by adding new products and by hiring new employees. This growth is likely to place a significant strain on our on our managerial, accounting, receivables collections, operational and financial resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we are not successful in managing our expanding operations effectively, we may experience operating problems such as customer service issues, reduced sales, and internal operating issues.

Some of our senior management, including our CEO and CFO, have only recently joined us. Of the nine employees listed in the management section of this prospectus, three have worked for us less than one year. We cannot assure you that our management will be able to effectively or successfully manage our growth.

— Our ability to develop new products will be important to our success	Our future growth and profitability will be dependent, in large part, on our ability to develop, introduce and market new instruments and reagents used in diagnosing and selecting appropriate treatment for cancer and additional disease states. Our products could also be rendered obsolete or noncompetitive by virtue of technological innovations in the fields of cellular or molecular diagnostics.

— our ability to develop new products is partly dependent on the work of others and our ability to license their work	We depend in part on the success of medical research done by others in developing new antibodies, nucleic acid probes and clinical diagnostic procedures that can be adapted for use in the our systems. We need to license certain of these technologies. We may not be able to get these licenses on terms that would allow us to economically develop and market new instruments. If this were to occur our operating results would suffer.

— if any of our products under development or those planned for development are not successful our operating results would suffer	We have products that are currently under development, initial testing or preclinical or clinical evaluation and we have other products that are scheduled for future development. These products:

• may prove to be unreliable from a diagnostic standpoint;

• may be difficult to manufacture in an efficient manner;

• may fail to receive necessary regulatory clearances;

• may not achieve market acceptance; or

• may encounter other unanticipated difficulties.

If any of these things were to occur our operating results would suffer.

A large portion of our expenses are fixed so if our revenues are below expectations we may not perform as expected	A significant portion of our expense levels are based on our expectation of a higher level of revenues in the future and are relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected because we will not be able to spread these expenses over a larger revenue base.

We need to persuade the medical community of the benefits of our products in order to be successful	The use of automated systems to perform diagnostic tests is relatively new. Historically, the diagnostic tests performed by our systems have been performed manually by lab personnel. Our ability to sell our products will be largely dependent on our ability to persuade the medical community of the benefits of automated diagnostic testing using our products. The quality and price of our products as compared to manual testing and as to our competitors products will affect acceptance and sales of our products.

Our products are subject to extensive government regulation in the U.S. and abroad	The manufacturing, marketing and sale of our products are subject to extensive government regulation in the U.S. and in other countries. The process of obtaining and maintaining regulatory approval can be lengthy, expensive and uncertain.

— in the U.S. our products are regulated as medical devices by the FDA	In the U.S., the FDA regulates, as medical devices, instruments, diagnostic tests and reagents that are traditionally manufactured and commercially marketed as finished test kits or equipment. Some clinical labs, however, choose to purchase individual reagents intended for specific analyses and develop and prepare their own finished diagnostic tests. The FDA has recently promulgated a rule that regulates the reagents sold to clinical labs as analyte specific reagents. The rule restricts sales of these reagents to clinical labs certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as high complexity testing labs. We intend to market some diagnostic products as finished test kits or equipment and others as individual reagents; consequently, some of these products are regulated as analyte specific reagents.

— the specific requirements that we must follow are contained in the Federal Food, Drug, and Cosmetic Act	The Federal Food, Drug, and Cosmetic Act governs the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. There are two principal FDA regulatory review paths for medical devices: the 510(k) pre-market notification process and the pre-market approval, or PMA, process. The PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process.

— Medical devices require FDA approval prior to being marketed in the U.S.	Medical devices generally require FDA approval or clearance prior to being marketed in the United States. The process of obtaining FDA clearances or approvals necessary to market medical devices can be time-consuming, expensive and uncertain, and we cannot assure you that any clearance or approval we seek will be granted or that FDA review will not involve delays which would harm our ability to market and sell our products.

Further, clearances or approvals may be conditional, in that they may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. We can also not assure you that the FDA will not require additional data, require us to conduct further clinical studies or require us to obtain a PMA causing us to incur further cost and delay.

— although our IHC and ISH products have not needed 510(k) approval to date, some of our future products may	With respect to automated IHC testing functions, our instruments have been categorized by the FDA as automated cell staining devices and have been exempted from the 510(k) notification process. To date, ISH tests have not received FDA approval or clearance and, therefore, use of the Discovery for ISH tests will be restricted to research applications. New instrument products that we may introduce could require future 510(k) clearances.

— some of our antibody products may require PMA approval if we market them in a certain way	Antibodies that we may wish to market with labeling indicating that they can be used in the diagnosis of particular diseases may require PMA approval. In addition, the FDA has proposed that some of the antibody products that we may wish to market be subjected to a pre-filing certification process.

— if we do not comply with regulatory requirements, or we fail to get approval for our products, our results of operations would suffer	If we do not comply with applicable regulatory requirements, we could be subject to, among other consequences, fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, recalls or seizures of products, operating restrictions and criminal prosecutions. In particular, the FDA enforces regulations prohibiting the marketing of products for non-indicated uses. Additional governmental regulations may be established that could prevent or delay regulatory approval of our products. Delays in, or failure to receive approval of, products we plan to introduce, loss of, or additional restrictions or limitations relating to, previously received approvals, other regulatory action against us or changes in the applicable regulatory climate could cause our results of operations to suffer.

— we and our customers are inspected for compliance with FDA regulations	We are also required to register as a medical device manufacturer with the FDA and are inspected on a routine basis by the FDA for compliance with their regulations. Our clinical lab customers are subject to CLIA, which is intended to ensure the quality and reliability of medical testing.

— other laws and regulations may adversely affect our operations	In addition to these regulations, we are subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions and environmental matters. We cannot assure you that these laws will not adversely affect our results of operations in the future.

There are risks associated with the acquisition of businesses, products or technologies	We may make additional acquisitions of complementary businesses, products or technologies in the future. Acquisitions of companies, divisions of companies, or products entail numerous risks, including:

• the potential inability successfully to integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value;

• diversion of management’s attention; and

• loss of key employees of acquired operations.

— acquisitions may not be profitable and returns may not justify the price we paid	We cannot assure you that we will not incur problems in to any future acquisitions, or that any future acquisitions will increase our profitability. We can also not assure you that we will realize value from any acquisitions which would justify the amount paid. Any problems like these could cause our results of operations to suffer.

— we may issue more stock, borrow more money, incur one-time expenses or create goodwill	Any future acquisitions may also result in the issuance of shares of our equity securities, including our common stock. The issuance of additional shares of our common stock could affect the market price. We might also borrow more money, have large one-time write-offs and create goodwill or other intangible assets that could result in amortization expenses. These factors may cause our results of operations to suffer.

We cannot assure you that we will be able to fund our future capital requirements through internal sources, our existing line of credit or from other sources	We anticipate that our existing capital resources and available borrowing capacity under our revolving credit line will be adequate to satisfy our capital requirements for the next 12 months. Our future capital requirements will depend on many factors including:

• the extent to which our products gain market acceptance;

• the mix of instruments placed through direct sales or through our performance evaluation period program;

• progress of our product development programs;

• competing technological and market developments;

• expansion of our sales and marketing activities;

• the cost of manufacturing scale-up activities;

• possible acquisitions of complementary businesses, products or technologies; and

• our ability to sustain profitability and timing of regulatory approvals.

We may require additional capital resources and we cannot assure you that capital will be available to the extent required, on terms acceptable to us or at all. Future capital requirements could result in the issuance of our equity securities, which may affect the market price of our common stock and would dilute our existing stockholders.

We might be affected if a competitor develops and markets a new instrument that uses cheaper reagents	In the future, our ability to sell instruments and reagents might be affected by the design of our systems, which require that customers buy their reagents from us. This would be especially true if and to the extent that competitors are successful in developing and introducing new IHC instruments, or if they offer reagent supply arrangements having pricing or other terms more favorable than those offered by us. Increased competition in reagent supply could also affect sales of reagents to batch processing instrument customers since those instruments do not require the use of our reagents.

We depend on key personnel with whom we have no employment contracts	We are dependent upon the retention of principal members of our management, Board of Directors, scientific, technical, marketing and sales staff and the recruitment of additional personnel. With the exception of Bernard Questier, we do not have employment agreements with any of our executive officers and we do not maintain “key person” life insurance on any of our personnel. We compete with other companies, academic institutions, government entities and other organizations for qualified personnel. If we could not hire or retain qualified personnel it would cause our results of operations to suffer.

Our inability to protect our patents and other proprietary rights could adversely affect our business	Our inability to protect our patents and other proprietary rights could adversely affect our business. We currently hold 32 United States patents and numerous corresponding foreign patents and we have filed additional United States and foreign patent applications. The expiration dates of our issued United States patents range from September 2005 to November 2013.

— we now own a number of U.S. patents and we have applied for others, but we cannot assure you that we will be issued new patents	We cannot assure you that our patent applications will result in patents being issued, or that any issued patents will provide adequate protection against competitive technologies or will be held valid if challenged. Others may independently develop products or processes similar to ours or design around or otherwise circumvent our patents.

— we cannot be sure that we were the first to create any of our inventions because of the way the U.S. patent system works	We cannot be certain that we were the first creator of inventions covered by our patents or pending patent applications, or that we were the first to file patent applications for such inventions. Patent applications in the United States are maintained in secrecy until patents are issued and publication of discoveries in scientific literature tends to lag behind actual discoveries by several months. Therefore, we cannot be certain that we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for such inventions.

— if we are using inventions that have been patented by others we would have to stop using the invention, obtain a license for it or redesign our product to get around the relevant patent	We may have to participate in “interference” proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions. This could result in substantial costs for us. If any of the claims of third-party patents that purport to interfere with one of our patents or patents pending are upheld as valid and enforceable, we could be prevented from using the subject matter claimed in those patents. Alternatively, we would be required to obtain licenses from the patent owners of each of those patents or to redesign our products or processes to avoid infringement. We cannot assure you that we would be able to obtain a license or, if we could, that the terms available would be acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement.

— if we cannot get a license from the owner of a patent and we cannot design around the patent we may be subject to litigation	If we do not obtain the necessary licenses, we could be subject to litigation and we could encounter delays in product introductions while we attempt to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant cost to us as well as diversion of management time. We cannot predict the outcome of this type of litigation. If litigation is decided against us, our results of operations would suffer.

— we may not be able to protect our confidential and proprietary information	We also rely upon trade secret protection for our confidential and proprietary information. We cannot assure you that others will not independently develop proprietary information or techniques similar to ours, gain access to our trade secrets or disclose our technology, or that we can effectively protect our trade secrets. If we are forced to litigate to protect our trade secrets we would have to absorb significant costs as well as diversion of our management. If any of the litigation we undertake is unsuccessful and results in the disclosure of our trade secrets our results of operations would suffer.

— we cannot assure you that confidentiality agreements with our employees, consultants and collaborators will serve their intended purpose	Our policy is to require our employees, consultants and significant scientific collaborators to sign confidentiality agreements when they begin work with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Agreements with employees provide that all inventions conceived by the individual while working for us are our exclusive property. However, we cannot assure you that these agreements will not be broken or that they will provide meaningful protection or adequate remedies for unauthorized use or disclosure of our trade secrets.

Manufacturing Risks
— as we increase production of our products we may experience problems in production	We have only manufactured patient priority instruments and reagents for commercial sale since late 1991, and manufacturing of our Techmate 250 and Techmate 500 instruments is performed by third parties. As we continue to increase production of such instruments and reagents and develop and introduce new products, we may from time to time experience difficulties in manufacturing. We must continue to increase production volumes of instruments and reagents in a cost-effective manner in order to be profitable.

— we must stay in compliance with the rules and regulations of various agencies as we increase production	To increase production levels, we will need to scale-up our manufacturing facilities, increase our automated manufacturing capabilities and continue to comply with FDA Quality Systems Regulations and other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries, including the ISO 9000 Series certifications.

— our operating results would suffer if we experienced either production or quality problems	We cannot assure you that manufacturing and quality problems will not arise as we increase our manufacturing operations or that such scale-up can be achieved in a timely manner or at a commercially reasonable cost. Manufacturing or quality problems or difficulties or delays in manufacturing scale-up would affect our operating results.

We depend on key suppliers to provide some of the components and raw materials for our reagents; if that supply is interrupted our results of operations could suffer	Our reagent products are formulated from both chemical and biological materials using proprietary technology as well as standard processing techniques. We currently purchase some components and raw materials, primarily antibodies, that we use to make our reagent products from single-source vendors. We cannot assure you that the materials or reagents we need will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a material adverse effect on our ability to manufacture our products until a new source of supply is obtained. Finding and using alternative or additional suppliers could be time consuming and expensive.

We rely on others to make custom parts for our instruments, if these parts were not delivered on time or not at all our results of operations would suffer	A number of the components used to make our instruments are made on a custom basis to our specifications and are currently available from a limited number of sources. If the supply of materials or components from any of these vendors were delayed or interrupted for any reason or if the quality or reliability of the materials or components is not adequate for use in our instruments, our ability to make instruments in a timely fashion could be impaired and our results of operations would suffer.

Some of our manufacturing processes involve the use of environmentally hazardous materials	Certain of our manufacturing processes, primarily those involved in manufacturing certain of our reagent products, require the use of potentially hazardous and carcinogenic chemicals. We are required to comply with applicable federal, state and local laws regarding the use, storage and disposal of these materials.

— we could incur substantial liability if it is found that either we or the third party disposal service we use has violated any environmental laws	We currently use third-party disposal services to remove and dispose of the hazardous materials we use. We could in the future encounter claims from individuals, governmental authorities or other persons or entities in connection with exposure to or disposal or handling of these hazardous materials or violations of environmental laws by us or our contractors. We could also be required to incur additional expenditures for hazardous materials management or environmental compliance. The costs associated with environmental claims, violations of environmental laws or regulations, hazardous materials management and compliance with environmental laws could cause our results of operations to suffer.

When we introduce a new product we may incur a charge for older instruments that are still in our inventory	When we introduce a new instrument, we may incur charges for inventory obsolescence in connection with unsold inventory of older generations of products. To date, however, we have not incurred material charges or expenses associated with inventory obsolescence in connection with new product introductions.

The price of our common stock may vary significantly in the short term due to:	The securities of medical device and life science companies have historically shown a large amount of price volatility. As can be seen from the market information on page 24, our common stock has shown this price volatility and it is likely that this volatility will occur in the future.

— large fluctuations in the stock market in general	The stock market has also experienced extreme price and volume fluctuations that have affected the market price of many companies. These fluctuations have often been unrelated to the operating performance of particular companies. Our common stock price may be affected by these fluctuations.

— fluctuations in our operating results, new technology, government regulations, or recommendations by financial analysts	Other factors such as fluctuations in our operating results, announcements of technological innovations or new products by us or our competitors, FDA and other government regulation, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or others, changes in financial analysts’ estimates or recommendations regarding us and general market conditions may have a material adverse effect on the market price of our common stock. Our results of operations may, in future periods, fall below the expectations of financial analysts and investors and, in such event, the market price of our common stock could be materially adversely affected.

Item 2.  PROPERTIES

      Currently, our U.S. research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 90,000 square feet of leased space in Tucson, Arizona and Gaithersburg, Maryland. The leases for these facilities expire at various times between January 2001 and November 2004, subject to renewal terms. We are presently in negotiations to purchase a piece of vacant land in Tucson where we plan to build a 185,000 square foot mixed-use facility to house all of our operations that are now resident in various locations around Tucson. Construction of this facility is expected to begin in 2000 with an expected completion date in the first quarter of 2001. In cases where leases on current facilities expire prior to the completion of this facility, we plan to negotiate month to month lease arrangements.

      Currently, our European operations are located in approximately 9,000 square feet of leased office and warehouse space in two facilities in Strasbourg, France. One facility is approximately 6,500 square feet with a lease which expires on December 31, 2000. The other facility is approximately 2,500 square feet with a lease which expires on June 1, 2000. We are also planning to purchase a dedicated facility to house all of our future European operations. This facility will be purchased in June of 2000 and will be approximately 39,000 square feet in size. We will not use all of this space immediately. Therefore, we plan to lease space to others until we need it.

      Our Japanese operations are located in 3,000 square feet of leased office space in Tokyo. The lease for this space expires on May 31, 2001. We intend to renew the lease on this facility if we can negotiate acceptable terms.

      Once we complete the construction of the Tucson facility and the purchase of the building in Strasbourg we believe that we will have sufficient space for the foreseeable future.

Item 3.  Legal Proceedings

      In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37 (“Tse Action”), against us and certain of our then current directors and stockholders in the United States District Court for the District of Delaware. The complaint alleges, among other things, that we violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders’ consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes, which were subsequently repaid. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint makes the same allegations as the original Complaint, and adds a claim under North Carolina securities laws. In May of 1997, we made a motion to transfer the action to the district of Arizona, or alternately to the Central District of California, which was denied by the court. On December 16, 1997, we filed a motion to dismiss the Amended Complaint. This motion was partially accepted and partially denied by the Court. On March 8, 1999, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint makes the same allegations as the original and Amended Complaints, deletes the claim made under North Carolina securities laws and the claim made under California Blue Sky laws, and adds stockholders as defendants. Based on the facts known to date, we believe that the claims are without merit and we intend to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, we believe we have meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on our business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

      In April 1999, a former BioTek noteholder filed an action, Leung, et al. v. Jack W. Schuler, et al., No. 17089, against us and certain of our then current directors and stockholders in the Delaware State Chancery Court, New Castle County. The complaint, brought individually and on behalf of a purported class, makes virtually the same allegations made in the Tse Action and seeks recovery under breach of contract and breach of fiduciary duty theories. On May 6, 1999 we filed a motion to dismiss the complaint. On February 29, 2000, the court issued a memorandum opinion granting our motion and dismissing the complaint in its entirety.

      On December 9, 1999 we filed an action, Ventana Medical Systems, Inc. v. Cytologix Corp., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunction relief in the United States District Court for the District of Arizona. We believe our claims are meritorious and that we will prevail, however, because the action is relatively new, results of the proceedings are uncertain and there can be no assurance to that effect.

      On June 15, 1999 we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled In re Oncor, Inc., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, enter alia, Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than $7,321,000. We believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

      In February 2000, we settled the lawsuit in the Northern District of California filed by a former employee.

Item 4.  Submission of Matters to a Vote of Security Holders.

      We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock is listed on the Nasdaq National Market. The closing price of our common stock on March 13, 2000 was $51.50. The following table shows the high and low bid prices in dollars per share for the last two years as reported by Nasdaq. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown. These prices are what a securities dealer would pay for a share of our common stock and do not include any commissions you might have to pay or any retail mark-ups or mark-downs.

	Low	High

Year Ended December 31, 1998

First Quarter	$15.25	$26.63

Second Quarter	$23.13	$28.38

Third Quarter	$13.63	$29.63

Fourth Quarter	$14.13	$23.63

Year Ended December 31, 1999

First Quarter	$16.75	$23.88

Second Quarter	$17.13	$28.63

Third Quarter	$13.75	$22.25

Fourth Quarter	$15.69	$34.75

Year Ended December 31, 2000

First Quarter to March 13, 2000	$22.50	$66.13

      As of December 31, 1999, there were approximately 291 beneficial holders of our common stock.

Dividend Policy

      Holders of our common stock are entitled to receive dividends only when declared by our Board of Directors. Our line of credit with Bank of America forbids us from declaring dividends on any of our equity securities. To date dividends have never been declared or paid and we do not plan to make any dividend payments in the future. Instead we will reinvest in the expansion and development of our business. If the Board of Directors decides to declare a dividend in the future, the decision will be based on our earnings, financial condition, cash requirements, and any other factors they deem relevant.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

	Year Ended December 31,

	1995	1996	1997	1998	1999

	(in thousands, except per share data)

Statement of Operations Data:(1)

Sales:

Reagents and other	$5,969	$15,538	$22,905	$31,967	$45,340

Instruments	4,644	8,591	9,248	15,737	24,069

Total net sales	10,613	24,129	32,153	47,704	69,409

Cost of goods sold	4,282	10,632	11,138	14,542	21,218

Gross profit	6,331	13,497	21,015	33,162	48,191

Operating expenses:

Selling, general and administrative	7,435	11,206	16,953	23,805	32,381

Research and development	2,239	2,749	3,050	5,057	7,078

Nonrecurring expenses	—	10,262	1,656	3,160	—

Amortization of acquisition costs	—	424	509	599	1,051

Income (loss) from operations	(3,343)	(11,144)	(1,153)	541	7,681

Other income (expense)	74	(137)	781	1,089	(370)

Income (loss) before income taxes	(3,269)	(11,281)	(372)	1,630	7,311

Benefit from income taxes	—	—	—	—	5,500

Net income (loss)	$(3,269)	$(11,281)	$(372)	$1,630	$12,811

Per Share Data:

Net income (loss) per share, basic	$(.43)	$(1.22)	$(.03)	$.12	$.95

Net income (loss) per share, diluted	$(.43)	$(1.22)	$(.03)	$.11	$.88

Shares used in computing net income (loss) per share, basic	7,571	9,243	12,778	13,320	13,478

Shares used in computing net income (loss) per share, diluted	7,571	9,243	12,778	14,627	14,636

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$1,103	$11,067	$18,902	$2,424	$1,787

Long-term debt and redeemable preferred stock	35,180	12,500	471	1,907	2,044

Working capital	2,765	15,888	28,524	22,277	28,408

Total assets	7,378	32,410	48,352	56,280	73,161

Accumulated deficit	(29,980)	(33,410)	(33,782)	(32,152)	(19,341)

Total stockholders’ equity (deficit)	(29,856)	15,270	42,403	45,784	60,500

(1)	See Notes 12, 13 and 14 to Consolidated Financial Statements in Form 10-K attached for information regarding the acquisitions of BioTek Solutions, Inc., Biotechnology Tools, Inc. and certain assets of Oncor, Inc.

      The Following table contains summary unaudited quarterly consolidated statements of operations for the four quarters ended December 31, 1999 and the four quarters ended December 31, 1998. We have prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations beginning on page F-3. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Summary Quarterly

Condensed Consolidated Financial Data

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)

Statement of Operations Data:

Sales:

Reagents and other	$10,512	$11,589	$11,679	$11,560

Instruments	5,120	4,726	4,733	9,490

Total net sales	15,632	16,315	16,412	21,050

Cost of goods sold	4,988	4,765	5,148	6,317

Gross profit	10,644	11,550	11,264	14,733

Operating expenses:

Selling, general and administrative	7,399	7,875	7,829	9,278

Research and development	1,629	1,908	1,696	1,845

Amortization of acquisition costs	253	258	256	284

Income from operations	1,363	1,509	1,483	3,326

Other income (expense)	24	(22)	44	(416)

Income before income taxes	1,387	1,487	1,527	2,910

Benefit from (provision for) income taxes	(138)	138	—	5,500

Net income	$1,249	$1,625	$1,527	$8,410

Per Share Data:

Net income per share, basic	$.09	$.12	$.11	$.62

Net income per share, diluted	$.09	$.11	$.11	$.56

Shares used in computing net income per share, basic	13,404	13,462	13,520	13,551

Shares used in computing net income per share, diluted	14,578	14,766	14,465	14,908

	1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)

Statement of Operations Data:

Sales:

Reagents and other	$6,760	$7,755	$8,061	$9,391

Instruments	3,595	3,827	3,047	5,268

Total net sales	10,355	11,582	11,108	14,659

Cost of goods sold	3,453	3,477	3,303	4,309

Gross profit	6,902	8,105	7,805	10,350

Operating expenses:

Selling, general and administrative	4,974	5,547	5,699	7,585

Research and development	1,200	1,391	1,435	1,031

Nonrecurring expenses	—	—	—	3,160 (1)

Amortization of acquisition costs	127	127	128	217

Income (loss) from operations	601	1,040	543	(1,643)

Other income	210	262	594	23

Net income (loss)	$811	$1,302	$1,137	$(1,620)

Per Share Data:

Net income (loss) per share, basic	$.06	$.10	$.09	$(.12)

Net income (loss) per share, diluted	$.06	$.09	$.08	$(.12)

Shares used in computing net income (loss) per share, basis	13,255	13,298	13,351	13,375

Shares used in computing net income (loss) per share, diluted	14,557	14,847	14,742	13,375

(1)	The nonrecurring expenses in the fourth quarter of 1998 related to the write-off of in-process research and development costs associated with the acquisition of certain assets of Oncor ($2,900) and the costs of terminating a U.S.-based distributor ($260).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      In Management’s Discussion and Analysis we explain our general financial condition and the results of operations including:

•	what factors affect our business,

•	what our earnings and costs were in 1999 and 1998,

•	why those earnings and costs were different from the year before,

•	where our earnings came from,

•	how all of this affects our overall financial condition, and

•	what our research and development expenditures were in 1997 through 1999 and what we expect to spend in the near future.

Forward-Looking Statements

      Some statements contained in this Annual Report, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Cautionary Factors section beginning on page 14, among others, and those included in other documents we file with the SEC. Our revenue growth and our net earnings in the first three quarters of 2000 may be less than corresponding quarters in the previous year due to a revamping of our sales force in January 2000 and the expected launch of new products and improved products in the second half of the year. Although we expect revenue and pretax income for the full year to exceed that of last year, we expect net income for 2000 to be lower than 1999 due to the tax gain we recognized in 1999.

Results of Operations

  Comparison of 1999 and 1998

      Net sales increased to $69.4 million in 1999 from $47.7 million in 1998. This 45% increase was primarily a result of a full year’s product availability of our special stains instrument system and tissue processor line (both introduced commercially in late 1998), successful entrance into the genomics market with the launch of the Discovery ISH system in late 1999 and strong performance from our core IHC business. Sales in 1999 grew 29% in North America and 152% internationally from 1998. The strong growth in North America is primarily being driven by market demand as well as the overall economic health within this region. The growth in international sales is attributed to strong commercial operations driving a clear leadership position.

      Gross margin in 1999 of 69% was consistent with 1998 performance. Improvement in the overall margin structure of our instruments and reagents was offset by a slight mix shift towards instrument sales in 1999 as a percent of total revenue (35%) versus 1998 (33%).

      Research and development expenses increased by $2 million in 1999 compared with 1998 expenditures, to 10.2% of net sales from 10.6% in 1998. The spending increase reflects our ongoing research and development efforts in a variety of areas such as the introduction of our Discovery ISH instrument, expansion of our special stains reagent menu and in situ hybridization prognostic markers. For the near future, research and development expenses are expected to increase at a rate similar to or slightly greater than the sales growth rate, as we continue to invest in technology to address potential market opportunities.

      Selling, general and administrative expenses increased by $8.6 million in fiscal 1999 over fiscal 1998, but decreased as a percent of net sales to 47% in 1999 from 50% in fiscal 1998. The spending increase is due principally to the growth in the size of our direct sales force and its commissions, and the expansion of our geographic distribution channels. The increase also reflects our efforts to invest in key areas such as product strategy and customer support coverage in order to be positioned to take advantage of future market opportunities. We anticipate selling, general and administrative costs increasing at a rate similar to or slightly less than our sales growth rate in the near future.

      Amortization expense increased to $1.1 million in 1999 from $0.6 million in 1998, reflecting a full years’ amortization of intangibles acquired in the fourth quarter of 1998.

      Interest and other income, net, was an expenditure of $0.4 million in 1999 versus income of $1.1 million in 1998. Interest income in 1999 was reduced as a result of decreased investment balances attributed to the acquisitions of the assets of Oncor, Inc. and the stock of Biotechnology Tools, Inc. in late 1998. The Company also settled some litigation in 1999.

      In the fourth quarter of 1999, we deemed it “more likely than not” that our deferred tax assets would be realized in the future. This judgement reflects the fact that 1999 marked the third consecutive year of profitable North American operations, and the fact we expect to operate profitably on a worldwide basis in 2000. This resulted in an income tax benefit of $5.5 million.

      As a result of the above, our net income increased to a record $12.8 million, a 686% improvement over 1998 results.

  Comparison of 1998 and 1997

      Net sales for the year ended December 31, 1998 increased by 48% to $47.7 million from $32.2 million for the year ended December 31, 1997. Instrument sales increased over the prior year by 70% and reagent sales increased over the prior year by 40%. Instrument sales growth in 1998 was attributed to a full years’ product availability of our NexES IHC instrument introduced late in 1997, sales of the NexES special stains instrument introduced late in 1998, and sales of BTTI instruments acquired late in 1998. Reagent and other sales in 1998 increased due to new instruments placed during the year, increased sales to existing customers, and service revenues from the growing installed base coming off warranty.

      Gross profit for the year ended December 31, 1998 increased to $33.2 million from $21.0 million in the year ended December 31, 1997. Gross margin was 70% in 1998 as compared to 65% in 1997. The increase in gross margin from 1997 to 1998 was primarily due to the introduction of the NexES IHC instrument, which has a lower manufacturing cost than the ES and due to higher margins on reagents from the implementation of aggressive cost reduction programs.

      Research and development expense in the year ended December 31, 1998 increased to $5.1 million from $3.1 million in the year ended December 31, 1997. Research and development expenses for 1998 related primarily to the development of new reagents and instruments, including the Special Stains instrument and new prognostic markers. Research and development expense in 1997 related primarily to the development of new reagents and instruments, including the NexES IHC instrument, the Gen II instrument and development of additional primary antibodies.

      Selling, general and administrative (SG&A) expense in the year ended December 31, 1998 increased to $23.8 million from $17.0 million in the year ended December 31, 1997. SG&A expense as a percentage of net sales was 50% in 1998, which was a decrease from 53% of net sales in 1997. The fluctuation in SG&A expense from period to period reflects the growth of Ventana’s internal sales and marketing organization to implement its market expansion strategy and a corresponding increase in infrastructure expenses to support a larger business base and ongoing clinical practice standardization programs. The growth in sales and marketing expense is the result of our decision to service the market through our own sales and marketing staff and the expenses necessary to support our growth. The increase in administrative expense is associated with our regulatory strategy, costs associated with supporting an expanding business base, particularly in Europe and Japan, and costs associated with new administrative systems and functions. In addition, in the fourth quarter of 1998, we recorded a charge of $300,000 to increase the allowance for doubtful accounts to cover estimated and expected write-offs and corrections.

Liquidity and Capital Resources

      Cash and equivalents were $1.8 million at December 31, 1999, a decrease of $0.6 million from December 31, 1998. The decrease is primarily a result of our investment in the growth of the business, including working capital, property and equipment, partially offset by cash generated from operations, financing activities and the exercise of employee stock options.

      Accounts receivable increased 26% during 1999. Days sales outstanding in receivables improved to 90 days as of December 31, 1999, from 104 days as of December 31, 1998. Inventories increased 22% between 1999 and 1998, which reflects new product introductions, continued growth in our distribution system, and the need to maintain shorter lead times on certain products. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times. Accounts payable increased by 14% during 1999 primarily due to increasing levels of raw material purchases. At December 31, 1999, we had a line of credit totaling $10 million. There were no outstanding borrowings under this agreement as of December 31, 1999 (see Note 6 to our consolidated financial statements). We believe that our current cash and equivalents, line of credit, and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through fiscal 2000.

Foreign Currency Risk

      We do not currently hedge against foreign currency fluctuations, because we do not believe that we run a serious risk of experiencing permanent impairment to any material assets denominated in foreign currency, but we intend to re-evaluate this situation from time to time. As a result, to the extent local currency revenues and expenses in our foreign subsidiaries are translated into U.S. dollars at differing rates over time, we may experience fluctuations in our operating results. We conduct a relatively small but growing portion of our business in the Euro and Japanese Yen.

      Effective January 1999 we changed the functional currency of our foreign subsidiaries from the local currency to the U.S. dollar (see F-7).

Year 2000 Disclosure

      We experienced no significant disruptions in mission critical information technology and non-information technology systems with respect to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent risks that may arise are addressed promptly.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      Our interest rate risk is very limited, as we have only a minimal amount of fixed-rate (primarily 7%) long-term debt. Future cash outflows relating to our long-term debt follow ($000):

2000	—	$555
2001	—	$700
2002	—	$687
2003	—	$547
2004	—	$110

Although we do experience some foreign currency risk due to our overseas operations, we have not entered into any foreign currency contracts to limit the exposure that we may have. You can find more information about this above under the heading “Foreign Currency Risk.”

Item 8.  Financial Statement and Supplementary Data

      The Independent Auditor’s Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on Page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.  Directors and Executive Officers

      Pursuant to our Certificate of Incorporation, as amended, our Board of Directors currently consists of eight persons, divided into three classes serving staggered terms of three years. Currently there are two Class I directors, three Class II directors and three Class III directors. The terms of the Class I directors will expire at the 2000 Annual Meeting of Shareholders. The terms of the Class II and Class III directors will expire in 2001 and 2002 respectively.

Jack W. Schuler (Age 59) Class III Director Member of the Compensation and Nominating Committees	Mr. Schuler has served as a director of Ventana since April 1991 and as Chairman of the Board of Directors since November 1995. Mr. Schuler has been Chairman of the Board of Directors of Stericycle, Inc., a specialized medical waste management company, since March 1990. Mr. Schuler is also a partner in Crabtree Partners, a Chicago based venture capital firm. Prior to joining Stericycle, Mr. Schuler held various executive positions at Abbott from December 1972 through August 1989, serving most recently as President and Chief Operating Officer. He is currently a director of Medtronic, Inc., Somatogen, Inc. and Chiron Corporation. Mr. Schuler received a B.S. in mechanical engineering from Tufts University and an M.B.A. from Stanford University.

John Patience (Age 52) Class III Director Member of the Audit Committee	Mr. Patience has served as a director of Ventana since July 1989 and as Vice Chairman since January 1999. Mr. Patience was a co-founder and served as a General Partner of Marquette Venture Partners, a venture capital investment firm, from January 1988 until March 1995. Since April 1995, Mr. Patience has been a partner in Crabtree Partners, a Chicago-based venture capital firm. Mr. Patience was previously a partner in the consulting firm of McKinsey & Co., specializing in health care. He is currently a director of TRO Learning, Inc. and Stericycle, Inc. Mr. Patience received a B.A. in liberal arts and an L.L.B. from the University of Sydney, Australia and an M.B.A. from the University of Pennsylvania Wharton School of Business.

Christopher M. Gleeson (Age 50) Class II Director	Mr. Gleeson became President and Chief Executive Officer and a director in May 1999. He joined Ventana in March 1999 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Gleeson was Senior Vice President of Bayer Diagnostics and General Manager of the U.S. Commercial Operations for Chiron Diagnostics, and prior to that, the founder, owner and Managing Director of Australian Diagnostics Corporation, a leading diagnostics distributor in Australia. He is a director of Pharmanetics, Inc. Mr. Gleeson attended Monash University in Melbourne, Australia.

Kendall B. Hendrick (Age 40)	Mr. Hendrick has served as Vice President and General Manager of Research & Development since May 1999. He joined Ventana as Vice President of Engineering in August 1998. From April 1990 to August 1998, Mr. Hendrick held various product development management positions with Abbott Laboratories, Diagnostics Division, most recently as the Director of the Architect™ Research & Development Program. Mr. Hendrick holds a B.S. in mechanical engineering from Virginia Polytechnic Institute.

Kirk Kimler (Age 37)	Mr. Kimler joined Ventana as Vice President of North American Commercial Operations in October 1999. From August 1988 to October 1999, Mr. Kimler held various sales and marketing positions with Abbott Laboratories, Diagnostics Division to include Marketing Manager, Architect and South East Commercial Operations. Prior to Abbott, Mr. Kimler was an officer in the United States Army. Mr. Kimler holds a B.A. in economics from the University of Notre Dame and an M.B.A. from the University of Chicago.

Jay Meridew (Age 41)	Mr. Meridew joined Ventana as Vice President of Finance in June 1999. From 1986 until joining Ventana, Mr. Meridew held various financial management positions with McCulloch Corporation, most recently as Vice President and Chief Financial Officer. Mr. Meridew is a certified public accountant and has a B.A. in accounting from California State University at Fullerton.

Johnny D. Powers, Ph.D (Age 38)	Dr. Powers has served as Vice President and General Manager of Worldwide Marketing since May 1999. He joined Ventana as Vice President of Operations in November 1996. From June 1990 until joining Ventana, Dr. Powers held various management positions with Organon Teknika Corporation, a medical diagnostic company, serving most recently as Director of Manufacturing Technologies. Dr. Powers holds a Ph.D. in chemical engineering from North Carolina State University, an M.S. in chemical engineering from Clemson University, an M.B.A. from Duke University and a B.A. in Chemistry from Wake Forest University.

Bernard O.C. Questier (Age 46)	Mr. Questier has served as Vice President and General Manager of Europe, Middle East & Africa since May 1999. He joined the Company as Vice President of European Operations in February 1996. From October 1990 until joining Ventana in October 1995, Mr. Questier held a number of management positions in E.I. DuPont de Nemours, most recently as Business Manager for NEN Life Science Products in Europe. Mr. Questier received a degree in chemical engineering from the Technical Institute in Oostende, Belgium.

Tamaki Tateiwa (Age 60)	Mr. Tateiwa has served as President of Ventana’s wholly owned subsidiary in Japan. Ventana Medical Systems Japan K.K. in Tokyo, since August 1997. From 1977 to 1997, Mr. Tateiwa held various management positions with Dainabot K.K. Mr. Tateiwa received a B.S. in engineering from the University of Electro-Communications in Japan.

Stephen A. Tillson, Ph.D (Age 59)	Dr. Tillson has served as Vice President of Scientific Affairs and Quality Assurance since August 1995. From the time of his joining Ventana in May 1992 until July 1995, Dr. Tillson served as Director of Scientific Affairs and Quality Assurance. From January 1990 to May 1992, Dr. Tillson served as a principal of Ticon Company Consulting. He has 25 years experience in the diagnostic and pharmaceutical industry. Dr. Tillson holds a Ph.D. from

Purdue University and received a B.S. from California State Polytechnic University and an M.B.A. from St. Mary’s College of California.

Rex J. Bates (Age 76)	Mr. Bates has served as a director of Ventana since April of 1996. From August 1991 to May 1995, Mr. Bates served on the Board of Directors of

Class II Director Member of the Audit Committee	Twentieth Century Industries and was a member of its compensation committee. Prior to Twentieth Century Industries, Mr. Bates served as the Vice-Chairman of the Board of Directors of the State Farm Mutual Automobile Insurance Company. Mr. Bates also served as State Farm’s Chief Investment Officer. In March of 1991, Mr. Bates retired from State Farm. Prior to Mr. Bates’ employment with State Farm, he was a partner in the investment firm of Stein, Roe & Farnham in Chicago. Mr. Bates received a B.S. and an M.S. from the University of Chicago.

Edward M. Giles (Age 64) Class II Director Member of the Compensation and Nominating Committees	Mr. Giles has served as a director of Ventana since September 1992. Mr. Giles has served as Chairman of The Vertical Group, Inc., a venture capital investment firm, since January 1989. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a director of McWhorter Technologies, Inc. and Synthetech, Inc. Mr. Giles received a B.S.Ch.E. in chemical engineering from Princeton University and an M.S. in industrial management from the Massachusetts Institute of Technology.

Thomas M. Grogan, M.D (Age 54) Class III Director Member of the Audit Committee	Dr. Grogan is a founder, a director and Chairman Emeritus of Ventana. He has served as a director since the founding of the Company in June 1985 and as Chairman of the Board of Ventana from June 1985 to November 1995. He is currently a professor of pathology at the University of Arizona, College of Medicine, where he has taught since 1979. He received a B.A. in biology from the University of Virginia and an M.D. from George Washington School of Medicine. Dr. Grogan completed a post-doctorate fellowship at Stanford University.

Henry T. Pietraszek (Age 53) Class I Director	Mr. Pietraszek has served as a director of Ventana since March 1997. From the time of him joining Ventana in March 1997 until May 1999, Mr. Pietraszek served as President and Chief Executive Officer of Ventana. Prior to joining the Company, Mr. Pietraszek served as President and Chief Executive Officer of Biostar, Inc., a medical diagnostic company. From 1975 to 1994, Mr. Pietraszek held a variety of executive positions at Abbott Laboratories and Takeda Chemical Industries. From 1982 to 1986, he served as President of Dainabot K.K., a joint venture between Abbott and Dainippon Pharmaceutical Company of Japan and from 1980 to 1982 he was Vice President of Field Service Operations for Abbott’s Diagnostic Division. He is a director of Specialty Laboratories. Mr. Pietraszek received a B.S. in marketing from Gannon University.

James R. Weersing (Age 60) Class I Director Member of the Audit and Nominating Committees	Mr. Weersing has served as a director of Ventana since October 1994. Since 1984, Mr. Weersing has been a Managing Director of MBW Venture Partners, a venture capital investment firm. Mr. Weersing has also served as President of JRW Technology, Inc., a consulting firm. Mr. Weersing served as a director of Circadian, Inc., an asthma dosage management company, from December 1993 until January 1996. Circadian filed a petition under Chapter 7 of the federal bankruptcy laws in January 1996. Mr. Weersing received an B.S.M.E. and an M.B.A. from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

      During the last year Mr. Questier failed to file one report on Form 5 in a timely manner. Such transaction has subsequently been reported.

Item 11.  Executive Compensation

      The following table sets forth all compensation paid by us to the chief executive officer and the most highly compensated executive officers and key employees whose total remuneration exceeded $100,000 for services rendered in all capacities to us during the last three completed fiscal years.

				Long Term
				Compensation
				Awards

		Annual Compensation/		Securities
				Underlying	All Other
Name and Principal Positions	Year	Salary($)	Bonus($)	Options(#)	Compensation($)

Christopher M. Gleeson	1999	163,846	10,000	200,000	20,652	(1)
President, CEO and Director	1998	—	—	—	—
	1997	—	—	—	—

Tamaki Tateiwa	1999	170,604	—	10,800	4,438	(2)
Vice President, Japanese	1998	145,340	—	4,683	3,865	(2)
Operations	1997	56,327	—	45,000	347	(2)

Kendall B. Hendrick	1999	156,914	5,000	10,502	7,212	(1)
Vice President, Research and	1998	64,503	—	35,000	46,932	(1)
Development	1997	—	—	—	—

Bernard O.C. Questier(3)	1999	153,375	—	12,670	8,800	(2)
Vice President European	1998	150,000	—	16,836	8,800	(2)
Operations	1997	150,000	—	10,000	8,800	(2)

Henry T. Pietraszek	1999	97,423	—	—	—
Former President and CEO.	1998	205,000	—	15,738	131,758	(1)
Current Board Member	1997	167,942	—	350,000	707	(1)

Pierre Sicé	1999	157,162	—	8,798	—
Former Vice President Finance,	1998	164,041	—	16,968	53,927	(1)
CFO and Secretary. Current Director of Special Operations	1997	122,963	—	55,000	8,264	(1)

(1)	Relocation expenses inclusive of tax reimbursement on non-deductible portion.

(2)	Automobile allowance.

(3)	Please see “Employment Agreements” on page 35 for information with respect to currency fluctuations.

      Aggregate Option Exercises in the Last Fiscal Year and Year-End Values. The following table sets forth, for each of the executives named in the summary compensation table below, information with respect to each exercise of stock options during the fiscal year ended December 31, 1999, and the value of unexercised options at December 31, 1999.

Aggregate Option Exercises in Fiscal 1999 and Year-End Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at December 31,		In-the-Money Options
	Shares		1999		at December 31, 1999(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Henry T. Pietraszek	—	—	141,970	46,310	1,792,371	584,664

Christopher M. Gleeson	—	—	—	200,000	—	1,437,500

Tamaki Tateiwa	—	—	36,047	20,753	482,730	271,545

Pierre H. Sicé	—	—	43,738	27,060	522,219	291,492

Kendall B. Hendrick	—	—	12,836	32,666	61,934	150,331

Bernard O.C. Questier	—	—	59,926	12,701	1,107,290	113,050

(1)	The value of “in-the-money” stock options represents the positive spread between the exercise price of stock options, which ranges from $0.84 per share to $21.00 per share, and the fair market value for our common stock of $24.875 per share as of December 31, 1999, which was the closing price of the Company’s Common Stock on December 31, 1999.

Employment Agreements

      We have an employment agreement with Pierre Sicé, our Director of Special Operations. The agreement provides for employment from July 1, 1999 through September 30, 2000 with monthly compensation of $7,081 from July 1, 1999 through June 30, 2000 and $3,500 monthly from July 1, 2000 through September 30, 2000.

      We have an employment agreement with Bernard O.C. Questier, our Vice President of European Operations. The agreement provides for annual compensation of $153,000, which is fixed to the French Franc to protect against currency fluctuations should the United States Dollar depreciate relative to the French Franc; however, if the United States dollar appreciates relative to the French Franc, Mr. Questier’s salary shall remain unchanged. The agreement states that if Mr. Questier is terminated, he will continue to be paid through the quarter in which notice of termination is given plus one additional full quarter. The agreement does not provide for any specified term of employment. We currently have no employment contracts or agreements with any other officers named in the Summary Compensation Table or with any other person.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The Compensation Committee of the Board of Directors consists of Jack W. Schuler, James Weersing and Edward M. Giles. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our employees and consultants. However, the Compensation Committee has full power and authority to grant stock options to our executive officers under the 1996 Stock Option Plan.

Option Grants in the Last Fiscal Year

      The following table sets forth information with respect to each grant of stock options made during the fiscal year ended December 31, 1999 to each executive officer named in the Summary Compensation Table above:

Individual Grants

						Potential Realizable
						Value at Assumed
						Annual Rates of
	Number of					Stock Price
	Securities		% of Total			Appreciation for
	Underlying		Options	Exercise or		Option Term(4)
	Options		Granted in	Base Price	Expiration
Name	Granted(1)		1999(2)	($/Sh)(3)	Date	5%($)	10%($)

Christopher M. Gleeson	100,000	(c)	9.7%	$17.875	3/1/09	1,124,149	2,848,815
	100,000	(c)	9.7%	$17.500	5/6/09	1,100,566	2,789,049

Tamaki Tateiwa	4,200	(a)	0.4%	$17.875	1/26/09	47,214	119,650
	3,800	(b)	0.4%	$17.875	1/26/09	42,718	108,255
	2,800	(b)	0.3%	$17.500	5/6/09	30,816	78,093

Pierre H. Sicé	5,557	(a)	0.5%	$17.875	1/26/09	62,469	158,309
	3,241	(b)	0.3%	$17.875	1/26/09	36,434	92,330

Kendall B. Hendrick	2,000	(a)	0.2%	$17.875	1/26/09	22,483	56,976
	2,245	(b)	0.2%	$17.875	1/26/09	25,237	63,956
	5,000	(a)	0.5%	$17.500	5/6/09	55,028	139,452
	1,257	(b)	0.1%	$16.880	11/3/09	13,344	33,816

Bernard O.C. Questier	5,052	(a)	0.5%	$17.875	1/26/09	56,792	143,922
	3,368	(b)	0.3%	$17.875	1/26/09	37,861	95,948
	4,250	(b)	0.4%	$17.500	5/6/09	46,774	118,535

(1)	The above options were granted under the Company’s 1996 Stock Option Plan. Vesting periods are as follows: (a) five years, (b) immediate, and (c) seven years.

(2)	Based on an aggregate of 1,034,544 options granted by the Company during the year ended December 31, 1999.

(3)	The option exercise price per share was equal to the fair market value of the Common Stock on the date of grant.

(4)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Management

      The following table sets forth information, as of February 29, 2000 with respect to the number of shares of our common stock beneficially owned by individual directors, by all of our directors and officers as a group, and by persons known by us to own more than 5% of our common stock. We have no other class of voting stock outstanding.

Name and Address		Percent of Common
of Beneficial Owner	Number of Shares	Stock Owned

Wellington Management Co. LLP	1,886,800	13.9
75 State Street
Boston, MA 02109

Kopp Investment Advisors, Inc.	1,410,850	10.4
7701 France Avenue South
Suite 500
Edina, MN 55435

Chase Manhattan Corp.	1,005,000	7.4
270 Park Avenue
New York, NY 10017

Putnam Investments Management, Inc.	965,600	7.1
One Post Office Square
Boston, MA 02109

U.S. Trust Company of New York	909,645	6.7
114 West 47th Street
New York, NY 10036

James R. Weersing(3)	1,479,357	10.9

MBW Venture Partners, L.P.(3)	1,442,350	10.6
James R. Weersing
365 South Street
Morristown, NJ 07960

Jack W. Schuler(4)	1,217,479	8.9

Edward M. Giles(5)	594,067	4.4

John Patience(6)	528,451	3.8

Henry T. Pietraszek(7)	233,092	1.7

Thomas M. Grogan, M.D.(8)	191,509	1.4

Rex J. Bates(9)	73,959	*

Johnny D. Powers, Ph.D.(10)	67,117	*

Bernard O.C. Questier(11)	64,080	*

Tamaki Tateiwa(12)	44,596	*

Christopher M. Gleeson(13)	27,767	*

Kendall B. Hendrick(14)	16,152	*

All Directors and Officers as a group (12 persons)	4,537,626	33.4

*	Less than 1%.

1.	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

2.	Applicable percentage of ownership is based on 13,593,640 shares of common stock outstanding as of December 31, 1999, together with shares issuable pursuant to applicable options and warrants of such stockholder which may be exercised within 60 days after February 29, 2000. Shares of common stock subject to options and/or warrants currently exercisable or exercisable within 60 days after February 29, 2000, are deemed outstanding for computing the percentage ownership of the person holding such options and/or warrants, but are not deemed outstanding for computing the percentage of any other person.

3.	Includes 162,059 shares issuable upon the exercise of warrants held by MBW Venture Partners, L.P. Mr. Weersing, one of our directors, is Managing Director of MBW Venture Partners Limited. Mr. Weersing disclaims beneficial ownership of the shares beneficially owned by MBW Venture Partners, L.P. except to the extent of his proportional partnership interest therein. Also includes 26,500 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000. Includes 6,209 shares beneficially owned by James R. Weersing and Mary H. Weersing, Trustees of the Weersing Family Trust U/D/T dated April 24, 1991.

4.	Includes 119,526 shares issuable upon the exercise of warrants and 155,875 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tanya Eva Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Therese Heidi Schuler; and 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tino Hans Schuler; and 10,000 shares beneficially owned by The Schuler Family Foundation, and 1,250 shares owned by Mrs. Schuler.

5.	Includes 270,486 shares beneficially owned by Vertical Fund Associates, L.P. Also includes 26,500 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Edward M. Giles. Also includes 33,426 shares beneficially owned by Edward M. Giles IRA plus 5,156 shares issuable upon the exercise of warrants held by Edward M. Giles IRA. Mr. Giles, one of our directors, is Chairman of The Vertical Group, Inc. Mr. Giles disclaims beneficial ownership of the shares beneficially owned by such entities affiliated with The Vertical Group, Inc., except to the extent of his partnership interest therein.

6.	Includes 96,689 shares issuable upon the exercise of warrants and 168,375 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Patience as well as 4,800 shares held in the name of Mrs. Patience.

7.	Includes 158,810 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Pietraszek.

8.	Includes 9,612 shares beneficially owned by Andrew Grogan and 10,612 shares beneficially owned by Emily Grogan including 7,710 shares beneficially owned by C. Ovens, Inc. (of which 459 shares are issuable upon the exercise of warrants held by C. Ovens, Inc.); and 47,454 shares issuable upon exercise of options exercisable within 60 days of December 31, 1998, held by Dr. Grogan.

9.	Includes 11,173 shares issuable upon the exercise of warrants and 26,500 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Bates.

10.	Includes 65,037 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Dr. Powers.

11.	Includes 60,324 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Questier.

12.	Includes 44,596 shares issuable upon exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Tateiwa.

13.	Includes 16,667 shares issuable upon exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Gleeson.

14.	Includes 15,669 shares issuable upon exercise of options exercisable within 60 days of February 29, 2000, held by Mr. Hendrick.

Item 13.  Certain Relationships and Related Transactions

      On January 26, 1999, our Board of Directors unanimously approved, with Messrs. Patience and Schuler abstaining, the hiring of Messrs. Patience and Schuler as employees effective January 1, 1999. For their services, they each received $2,000 per month and stock options in the amount of 45,000 shares vesting on a monthly basis over 12 months commencing February 26, 1999. The options carry an exercise price of $17.875 per share, which was equal to the fair market value of the our common stock on the date of grant. In addition, Mr. Patience, in connection with his election to Vice Chairman of the Board of Directors, was granted an option to purchase 50,000 shares which vest in equal amounts over 48 months starting January 26, 1999 at an exercise price of $17.875 per share.

      In August 1999, Messrs. Schuler and Patience ceased to receive the $2,000 per month compensation although the options granted on January 1, 1999 continued to vest. On November 4, 1999 our Board of Directors unanimously approved, with Messrs. Schuler and Patience abstaining, an additional option to purchase 75,000 shares to each of Messrs. Schuler and Patience. These options carry an exercise price of $22.625 per share, which was equal to the fair market value of our common stock on the date of grant. The options vest on a monthly basis over a 12 month period commencing on February 26, 2000. This grant was a renewal of an arrangement that has been in place since February 26, 1996 by which Messrs. Schuler and Patience devote a significant portion of their work time to our business.

PART IV

Item 14.  Exhibits and Reports on Form 8-K.

      1.  Financial Statements

      The following consolidated financial statements of Ventana Medical Systems, Inc. and Report of Ernst & Young, LLP, Independent Auditors, are in this Form 10-K.

      2.  Financial Statement and Schedules for the Years ended December 31, 1999, 1998 and 1997:

      Schedule II — Valuation and Qualifying Accounts has been provided on page 42. All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      3.  Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K:

Exhibit
Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1991 Employee Stock Purchase Plan	(1)
10.5	1996 Employee Stock Purchase Plan	(1)
10.6	1996 Directors Option Plan	(1)
10.7	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)
10.8	Form of Stock Purchase Warrant to Purchase shares of Series D Preferred Stock	(1)
10.9	Bank of America Business Loan Agreement dated June 9, 1998	(3)
10.10	Amendment to Bank of America Business Loan Agreement dated October 1, 1998	(3)
10.11	Amendment to Bank of America Business Loan Agreement dated March 17, 1999	(3)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
27.1	Financial Data Schedule

(1)	Filed with the Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Filed with the report on Form 10-K filed March 31, 1999 (Commission File No. 000-20931).

      (b)  Current Reports on Form 8-K

      We did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Tucson, State of Arizona, on this 9th day of March, 2000.

VENTANA MEDICAL SYSTEMS, INC.

By:	/s/ JAY MERIDEW

Jay Meridew, Vice President of Finance

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHRISTOPHER M. GLEESON Christopher M. Gleeson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2000

/s/ JAY MERIDEW Jay Meridew	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 9, 2000

/s/ EDWARD M. GILES Edward M. Giles	Director	March 9, 2000

/s/ THOMAS M. GROGAN Thomas M. Grogan	Director	March 9, 2000

/s/ JOHN PATIENCE John Patience	Director	March 9, 2000

/s/ JACK W. SCHULER Jack W. Schuler	Director	March 9, 2000

/s/ JAMES R. WEERSING James R. Weersing	Director	March 9, 2000

/s/ REX J. BATES Rex J. Bates	Director	March 9, 2000

/s/ HENRY T. PIETRASZEK Henry T. Pietraszek	Director	March 9, 2000

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 1999

(in thousands)

	Balance at	Add. Charges	Add. Charges
	Beginning of	to Costs and	to Other				Balance at
Description	Period	Expenses	Accounts		Deductions		End of Period

Year Ended December 31, 1999

Deducted form asset accounts:

Allowance for doubtful accounts	$694	$196	$152	(1)	$159	(2)	$883

Year Ended December 31, 1998

Deducted form asset accounts:

Allowance for doubtful accounts	$300	$392	$41	(1)	$39	(2)	$694

Year Ended December 31, 1997

Deducted form asset accounts:

Allowance for doubtful accounts	$47	$251	$11	(1)	$9	(2)	$300

(1)	Charged to revenue

(2)	Uncollectible accounts written off, net of recoveries

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1999 and 1998

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Ventana Medical Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Tucson, Arizona
January 27, 2000

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	1999	1998

Assets

Current assets:

Cash and cash equivalents	$1,787	$2,424

Trade accounts receivable, net of allowance for doubtful accounts of $883 and $694, respectively	20,776	16,531

Inventories	13,474	11,009

Prepaid expenses	574	500

Deferred tax assets	1,692	145

Other current assets	722	257

Total current assets	39,025	30,866

Property and equipment, net	14,441	9,937

Intangibles, net	14,178	14,592

Capitalized software development costs, net	1,084	885

Deferred tax assets, net of current portion	4,433	—

Total assets	$73,161	$56,280

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$4,017	$3,536

Other current liabilities	6,600	5,053

Total current liabilities	10,617	8,589

Long-term debt	2,044	1,907
Commitments and Contingencies

Stockholders’ equity:

Common stock — $.001 par value; 50,000,000 shares authorized, 13,593,640 and 13,421,819 shares issued and outstanding at December 31, 1999 and 1998, respectively	14	13

Additional paid-in-capital	80,542	78,716

Accumulated deficit	(19,341)	(32,152)

Accumulated other comprehensive income	(115)	(193)

Treasury stock — 40,000 shares, at cost	(600)	(600)

Total stockholders’ equity	60,500	45,784

Total liabilities and stockholders’ equity	$73,161	$56,280

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	1999	1998	1997

Sales:

Reagents and other	$45,340	$31,967	$22,905

Instruments	24,069	15,737	9,248

	69,409	47,704	32,153

Cost of goods sold	21,218	14,542	11,138

Gross profit	48,191	33,162	21,015

Operating expenses:

Selling, general and administrative	32,381	23,805	16,953

Research and development	7,078	5,057	3,050

Non-recurring expenses	—	3,160	1,656

Amortization of acquisition costs	1,051	599	509

Income (loss) from operations	7,681	541	(1,153)

Interest and other (expense) income	(370)	1,089	781

Income (loss) before income taxes	7,311	1,630	(372)

Benefit from income taxes	5,500	—	—

Net income (loss)	$12,811	$1,630	$(372)

Net income (loss) per share:

Basic	$.95	$.12	$(.03)

Diluted	$.88	$.11	$(.03)

Shares used in computing net income (loss) per share:

Basic	13,478	13,320	12,778

Diluted	14,636	14,627	12,778

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total

Balance at January 1, 1997	10,978,238	$11	$48,885	$(33,410)	$(216)	$—	$15,270

Net loss	—	—	—	(372)	—	—	(372)

Translation adjustment	—	—	—	—	75	—	75

Comprehensive loss	—	—	—	—	—	—	(297)

Proceeds from public offering, net of expenses of $530	1,881,066	2	26,132	—	—	—	26,134

Sale of common stock — other	387,922	—	1,296	—	—	—	1,296

Balance at December 31, 1997	13,247,226	13	76,313	(33,782)	(141)	—	42,403

Net income	—	—	—	1,630	—	—	1,630

Translation adjustment	—	—	—	—	(52)	—	(52)

Comprehensive income	—	—	—	—	—	—	1,578

Sale of common stock — other	174,593	—	1,502	—	—	—	1,502

Repayment of director’s loans	—	—	901	—	—	—	901

Purchase of common stock	—	—	—	—	—	(600)	(600)

Balance at December 31, 1998	13,421,819	13	78,716	(32,152)	(193)	(600)	45,784

Net income	—	—	—	12,811	—	—	12,811

Translation adjustment	—	—	—	—	78	—	78

Comprehensive income	—	—	—	—	—	—	12,889

Sale of common stock — other	171,821	1	1,826	—	—	—	1,827

Balance at December 31, 1999	13,593,640	$14	$80,542	$(19,341)	$(115)	$(600)	$60,500

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	1999	1998	1997

Operating activities:

Net income (loss)	$12,811	$1,630	$(372)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	3,689	2,850	2,029

Purchased in-process research and development	—	2,900	—

Benefit from deferred taxes	(5,980)	(145)	—

Changes in operating assets and liabilities net of effects from acquisitions:

Accounts receivable	(4,245)	(6,340)	(4,017)

Inventories	(2,465)	(4,160)	(1,862)

Other assets	(1,002)	198	(1,065)

Accounts payable	481	(63)	846

Other current liabilities	815	586	(643)

Net cash provided by (used in) operating activities	4,104	(2,544)	(5,084)

Investing activities:

Purchase of property and equipment	(6,843)	(5,377)	(4,263)

Purchase of intangible assets	(78)	(5)	(44)

Acquisition of certain Oncor, Inc. assets	—	(5,000)	—

Acquisition of Biotechnology Tools, Inc.	(358)	(5,257)	—

Sales of short-term investments available for sale	—	—	4,877

Net cash (used in) provided by investing activities	(7,279)	(15,639)	570

Financing activities:

Repayments of notes payable	—	—	(10,279)

Net proceeds from public offering	—	—	26,134

Issuance of debt (including amounts from related parties) and stock	2,460	2,403	1,296

Purchase of common stock	—	(600)	—

Repayment of debt	—	(46)	—

Net cash provided by financing activities	2,460	1,757	17,151

Effect of exchange rate changes on cash	78	(52)	75

Net (decrease) increase in cash and cash equivalents	(637)	(16,478)	12,712

Cash and cash equivalents, beginning of year	2,424	18,902	6,190

Cash and cash equivalents, end of year	$1,787	$2,424	$18,902

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

DECEMBER 31, 1999

1.  Organization and Significant Accounting Policies

      Organization: Ventana Medical Systems, Inc. (the “Company”) develops, manufactures, and markets instrument/reagent systems that automate tissue preparation and slide staining in histology laboratories. At present, the Company’s principal markets are North America, Europe, and Japan.

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

      Cash and Cash Equivalents: Cash equivalents include investments (primarily money market accounts and overnight reverse repurchase agreements) with maturities of three months or less when purchased.

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

      Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RAPs), qualified reagent installed bases (QRIBs) and rentals. Although new instruments are no longer placed into RAP programs, certain long-standing agreements continue on a month-to-month basis which require the customer to purchase a minimum quantity of reagents in order to keep the instrument. QRIB instruments are placed with customers for evaluation periods of up to six months; the customer is required to purchase a minimum amount of reagents and, at the end of the evaluation period, purchase, rent or return the instrument. The manufacturing cost of demonstration, RAP, QRIB, and rental instruments is amortized over a period of 3 to 4 years to cost of goods sold (RAPs and rentals) or selling, general and administrative expense (QRIBs and demonstrations).

      Intangibles: Intangible assets consist primarily of goodwill, customer base, developed technology, workforce in place and supply agreements acquired in the acquisitions of BioTek, BTTI and of certain assets and technology from Oncor, Inc. (see Notes 12, 13 and 14) and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years.

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

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Capitalized Software Development Costs: The Company capitalizes certain internal salaries expense related to developing computer software used in the Company’s instruments. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Upon general release to customers of the product in which the software is included, capitalization ceases and such costs are amortized using the straight-line method over the estimated life of 5 years. Capitalized software costs and accumulated costs are as follows at December 31:

	1999	1998

Capitalized costs	$1,508	$1,045

Less accumulated amortization	424	160

	$1,084	$885

      Revenue Recognition: Revenues from direct sales of instruments and reagents are generally recognized upon shipment. Revenues from sales of instruments converted from rentals, QRIBs and demonstrations are recognized upon receipt of a noncancelable purchase order from the customer. Revenues from reagents sold under RAPs and similar leasing arrangements are recognized when reagents are shipped. Service revenue is recognized as service is rendered.

      No single customer accounted for 10% or more of the Company’s 1999 or 1998 net sales. Sales to DAKO A/S, a European distributor for the Company, accounted for approximately 20% of consolidated net sales in 1997.

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

      Non-recurring Expenses: Non-recurring expense in 1998 relates primarily to the cost of research and development in process acquired from Oncor, Inc. Non-recurring expense in 1997 relates primarily to a legal judgment against BioTek.

      Foreign Currency Translations: Through December 31, 1998, foreign currency financial statements of the Company’s foreign subsidiaries were converted into United States dollars by translating balance sheet accounts at the current exchange rate at year end and statement of operations accounts at the average exchange rate for the year, with resulting translations adjustments included in accumulated other comprehensive income. Due to a significant change in economic facts and circumstances during 1998, effective January 1, 1999 the Company changed the functional currencies for its foreign subsidiaries from the local currencies to the U.S. Dollar. The primary change in the economic facts and circumstances involved changing the business model for the subsidiaries from one of essentially serving the needs of local distributors to a model where the subsidiary is an active marketer of the Company’s instruments and reagents, which has resulted in higher pricing and improved gross margins. The change in model was precipitated by litigation (settled in 1998) with a major European distributor. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

      Income Taxes: The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the carrying amount of deferred tax assets to their estimated net realizable value.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair Value of Financial Instruments: The Company’s cash equivalents, accounts receivable, accounts payable and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value, due to their current maturities. The fair value of the Company’s borrowings is estimated using discounted cash flow analyses, based upon the current incremental borrowing rates for similar arrangements.

      Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

      Accumulated Other Comprehensive Income: As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company’s consolidated results of operations, financial position, stockholders’ equity or cash flows. SFAS No. 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Accumulated other comprehensive income at December 31, 1999, 1998, and 1997, consists exclusively of foreign currency translation adjustments.

      Income (loss) per Share: The following table sets forth the components of the computation of 1999, 1998 and 1997 basic and diluted earnings per share:

	1999	1998	1997

Numerator:

Net income (loss)	$12,811	$1,630	$(372)

Denominator:

Basic:

Weighted average shares	13,478	13,320	12,778

Effect of dilutive securities:

Employee stock options	656	776	—

Warrants	502	531	—

	14,636	14,627	12,778

      Loss per share in 1997 is computed using the weighted average number of shares of common stock outstanding; common equivalent shares from stock options and warrants are excluded from the computation in that year as their effect is antidilutive.

      Reclassifications: The prior year financial statements have been reclassified to conform to the 1999 presentations.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Inventories

      Inventories consist of the following:

	December 31,

	1999	1998

Raw materials and work-in-process	$5,729	$5,165

Finished goods	7,745	5,844

	$13,474	$11,009

3.  Property and Equipment

      Property and equipment consist of the following:

	December 31,

	1999	1998

Diagnostic instruments	$10,471	$7,267

Machinery and equipment	5,703	4,835

Computers and related equipment	5,215	2,021

Leasehold improvements	730	561

Furniture and fixtures	295	305

	22,414	14,989

Less accumulated depreciation and amortization	8,098	5,759

Projects in progress	125	707

	$14,441	$9,937

4.  Intangible Assets

      Intangible assets consist of the following:

	December 31,

	1999	1998

Customer base	$4,100	$4,100

Developed technology	2,800	2,800

Goodwill	8,231	7,637

Supply contract	1,200	1,200

Workforce in place	100	100

Patents	570	492

	17,001	16,329

Less amortization	2,823	1,737

	$14,178	$14,592

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Other Current Liabilities

      Other current liabilities consist of the following:

	December 31,

	1999	1998

Accrued payroll and payroll taxes	$1,367	$1,161

Accrued commissions	368	385

Deferred revenue	1,152	1,037

Accrued legal or settlement reserves	518	338

Contingent purchase consideration	500	900

Sales tax (receivable) payable	193	(95)

Long-term debt, current portion	555	59

Accrued income tax	184	–

Other accrued expenses	1,763	1,268

	$6,600	$5,053

6.  Line of Credit

      The Company had up to $10,000 available under a line of credit arrangement with a bank which is subject to renewal on March 31, 2000. Borrowings under the line are collateralized by the Company’s receivables, inventories, machinery and equipment, and intellectual property. Borrowings under the line are limited based on outstanding accounts receivable, which as of December 31, 1999, resulted in available borrowing of $7,887. The line contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. No amounts were outstanding under this agreement at December 31, 1999 or 1998.

7.  Long-term Debt

      Long-term debt consists of the following:

	December 31,

	1999	1998

Note payable to a customer over 16 quarters beginning January 1, 2000, interest accruing at 7% beginning January 1, 2000	$1,652	$1,588

Capital lease and other obligations, various terms and interest rates	947	378

	2,599	1,966

Less current portion	555	59

	$2,044	$1,907

      Future payments under the above obligations are as follows at December 31, 1999:

2000	$555

2001	700

2002	687

2003	547

2004	110

$2,599

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Stockholders’ Equity

      On February 26, 1996, the Company sold 647 shares of common stock to two directors of the Company and a related partnership at a price of $1.62 per share for their efforts and assistance in completing the BioTek acquisition and assisting management with its integration of the acquired company. Receivables of $901 due from the directors were netted against common stock at December 31, 1997 and 1996. These loans, including interest at the rate of 6%, were repaid on February 26, 1998.

      Under the Company’s 1988 Stock Option Plan (“the 1988 Plan”), up to 1,340 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of fair market value of the Company’s stock on the date of grant. Options generally vest over a four year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

      In April 1996, the Company’s Board of Directors authorized the 1996 Stock Option Plan (“the 1996 Plan”). A total of 2,475 shares of common stock have been reserved for issuance under the 1996 Plan. In order to be ISOs, options must be granted at not less than 100% of the fair market value of the Company’s stock on the dates of grant. Options generally vest over four years (grants made prior to 1998) or five years and expire in ten years.

      In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (“the 1996 Purchase Plan”). A total of 200 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 148 shares of common stock have been issued under the 1996 Purchase Plan at a prices ranging from $8.18 to $18.38 per share. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the lower of the first day of each 24 month offering period or the last day of each subsequent purchase period.

      In June 1996, the Company adopted the 1996 Director Stock Option Plan (the “Director Plan”) and reserved a total of 250 shares of common stock for issuance thereunder. Commencing with the Company’s 1997 annual meeting of stockholders, each nonemployee director was to be granted a nonstatutory option to purchase an amount of shares of the Company’s common stock equal to 5 shares multiplied by a fraction, the numerator of which shall be $15.00 and the denominator of which shall be the fair market value of one share of the Company’s common stock on the dates of grant. The exercise price of options granted under the Director Plan are equal to the fair market value of one share of the Company’s common stock on the dates of grant. A total of 60 shares were issued under the Plan at $10.125 — $26.37 per share. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. 99 shares were issued under this version of the Plan in 1998, bringing the total shares issued under the prior and current version of the Director Plan to 159. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan will terminate in June 2001, unless terminated earlier.

      During 1997, the Company granted options to purchase a total of 300 shares at $12.625 per share, fair market value on the date of the grant, to two Directors of the Company for consulting services to be performed through February 2000.

      In September 1998, the Company’s Directors approved the repurchase of up to 750 shares of the Company’s common stock. A total of 40 shares were repurchased under this authorization in 1998.

      On March 9, 1998, the Company’s Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Share

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Right on each outstanding share of the Company’s common stock for shareholders of record on May 8, 1998. Each right entitles stockholders to buy 1/1000th of a share of the Company’s Series A Participating Preferred Stock at an exercise price of eighty-five dollars ($85.00). The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company’s common stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the common stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company’s common stock. If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company’s common stock, each Right not owned by a holder of 20% or more of the common stock will entitle its holder to purchase, at the Right’s then current exercise price, that number of shares of common stock of the Company (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the Right’s exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company’s common stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligation under the Rights and the Right will become exercisable to acquire common stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding common stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for common stock of the Company at an exchange ratio of one share of common stock per Right.

      In January 1999, the Company’s Board of Directors authorized the 1998 Nonstatutory Stock Option Plan (“the 1998 NSO Plan”). Under this plan, a total of 500 shares of common stock have been reserved for issuance to employees and consultants of the Company, but under no circumstances to officers or directors. Options generally vest over five years and expire ten years after the date of grant, however, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

      Warrants for the purchase of 701 shares of common stock were outstanding and fully exercisable at December 31, 1999, at an exercise price of $5.82 per share. These warrants may be exercised on a net basis and will begin to expire in February 2001, to the extent not previously exercised.

      Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.0%, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of .507 and .619 and .726, respectively, and an expected life of the options of 5 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company’s pro forma information follows:

	Year Ended December 31

	1999	1998	1997

Net income (loss) as reported	$12,811	$1,630	$(372)

Pro forma compensation expense	(3,007)	(3,640)	(2,188)

Pro forma net income (loss)	$9,804	$(2,010)	$(2,560)

Pro forma net income (loss) per share	$.67	$(.14)	$(.20)

      Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

      A summary of the Company’s stock option activity, and related information is as follows:

	Outstanding Stock Options

		Weighted Average
	Number of	Exercise
	Options	Price Per Share

Balance at January 1, 1997	715	$3.89

Granted	1,436	11.89

Exercised	(224)	1.71

Canceled	(300)	5.92

Balance at December 31, 1997	1,627	10.88

Granted	540	19.68

Exercised	(121)	7.52

Canceled	(126)	11.76

Balance at December 31, 1998	1,920	13.52

Granted	1,035	18.23

Exercised	(133)	10.43

Canceled	(343)	12.24

Balance at December 31, 1999	2,479	$15.47

      The weighted average fair values of stock options granted during 1999, 1998, and 1997, for which the exercise price was equal to the fair market value of the stock, were $9.03, $10.12, and $7.55 per share, respectively.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options at December 31, 1999

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average
		Average	Remaining		Weighted
	Number of	Exercise	Contractual		Average
Range of Exercise	Options	Price	Life	Number	Exercise
Prices	Outstanding	Outstanding	(Years)	Exercisable	Price

$0.60 – $1.62	107	$.94	5.3	107	$.94
$10.00 – $10.15	194	$10.03	7.3	138	$10.04
$12.25 – $14.63	740	$12.56	7.8	413	$12.45
$15.00 – $17.88	1,043	$17.29	8.8	209	$16.80
$20.13 – $27.38	395	$22.69	9.2	174	$22.65

Totals	2,479	$15.47	8.3	1,041	$13.53

9.  Income Taxes

      Income (loss) before income taxes is comprised as follows:

	Years Ended December 31,

	1999	1998	1997

Domestic	$5,764	$3,261	$504

Foreign	1,547	(1,631)	(876)

	$7,311	$1,630	$(372)

      The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,

	1999	1998	1997

Current:

U.S. Federal	$150	$145	$—

State	250	—	—

Foreign	80	—	—

	480	145	—

Deferred:

U.S. Federal	(5,083)	(145)	—

State	(897)	—	—

Foreign	—	—	—

	(5,980)	(145)	—

	$(5,500)	$—	$—

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

	% of Pre-tax Income
	Years Ended December
	31,

	1999	1998	1997

U.S. Federal Statutory Rate	35%	35%	(35)%

State taxes	8	8	(8)

Domestic differences not previously benefited	(8)	(34)	—

Change in valuation allowance	(110)	(9)	43

Effective tax rate	(75)%	—%	—%

      The Company’s deferred tax assets consist of the following:

	December 31,

	1999	1998

Non-current:

In-process R&D write-off	$1,077	$1,154

Net operating loss carryforwards	1,336	3,379

Capitalized research and development	1,264	2,346

General business credit carryforwards	1,033	680

Depreciation expense	1,001	968

Other	—	124

	5,711	8,651

Current:

AMT credit carryforward	237	145

Miscellaneous	1,455	633

	1,692	778

Total deferred tax assets	7,403	9,429

Valuation reserve	(1,278)	(9,284)

Net deferred tax assets	$6,125	$145

      During the fourth quarter of 1999, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved in 1998 and 1999 as well as the expected profits in fiscal 2000 to reduce the valuation allowance on deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) to an amount the Company believes is more likely than not of being recovered. Accordingly, a credit to income tax benefit of $5,980 was reflected in the fourth quarter of 1999’s consolidated statement of operations and the corresponding deferred tax asset on the Company’s consolidated balance sheet. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future competitive and market conditions.

      The valuation allowance decreased by $1,007 in 1998 and $8,006 in 1999. The 1999 decrease relates to the assessment described in the previous paragraph. The 1998 deferred tax benefit of $145 exactly offset the 1998 current expense of $145, and thus no 1998 tax provision is reflected in the accompanying consolidated statement of operations.

      Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the deferral of research and development expenses for tax purposes.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $3,600 and $2,000, respectively. These federal and state carryforwards will begin to expire in 2000 if not previously utilized. The Company also has research and development tax credit carryforwards of approximately $1,033 which will begin to expire in 2005, if not previously utilized. Utilization of the Company’s net operating loss carryforwards will be subject to limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company’s prior issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards. In addition, the Company has certain foreign net operating loss carryforwards approximating $2,500 which begin to expire in 2001.

10.  Commitments and Contingencies

      The Company conducts its corporate operations from leased facilities. In addition to monthly rental payments, the Company is responsible for certain monthly operating and maintenance expenses of such facilities. The lease expires in 2001. The future minimum rental payments under this and other operating lease arrangements at December 31, 1999 are as follows:

2000	$1,234

2001	955

2002	629

2003	319

2004	269

$3,406

      Rent expense totaled $1,259, $548 and $580 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

      DAKO initiated binding arbitration with the Company in 1997 regarding the pricing of the Company’s TechMate 250 product. The dispute was settled in 1998 with the Company agreeing to pay DAKO, through a note payable arrangement, a total of $1,652 beginning January 2000.

      Four former BioTek noteholders have filed an action against the Company and certain of its directors and stockholders alleging the Company violated federal and California securities law and engaged in common law fraud in connection with the BioTek acquisition and conversion of BioTek notes. The Company filed a motion to dismiss this action, which was granted in part in September 1998.

      A Ventana shareholder who is related to the plaintiffs in the securities action discussed in the preceding paragraph filed suit against the Company and certain of its former and present directors and officers arising out of the BioTek acquisition. The plaintiff alleges derivative claims for breach of the duty of good faith and waste and purported class claims for breach of contract and breach of the fiduciary duty of disclosure. Many of these claims are similar to those asserted in the action discussed in the preceding paragraph. The suit seeks class action status for the BioTek shareholders. In July 1999, the Company and the director defendants filed a motion to dismiss and an alternative motion to stay the action, which was heard in October 1999. No ruling has yet been made on those motions.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also involved in various other actions arising in the normal course of business. Management, in conjunction with outside counsel, periodically reviews such matters and makes any accruals deemed necessary. Management is of the opinion that the disposition of all claims outstanding will not have a material effect on the Company’s financial position, cash flows or results of operations.

11.  Operating Segment and Enterprise Data

      The Company has two reportable segments: North America (primarily the United States) and International (primarily France, Germany and Japan, formed in 1998). These operating segments are the segments of the Company for which separate financial information is available and for which operating profit/ loss amounts are regularly evaluated by the Company’s Chief Operating Decision Maker (its Board of Directors) in deciding how to allocate resources and in assessing performance. Prior to 1999, the Company had three reportable segments: North America, Europe, and Japan. The 1998 segment data presented herein has been restated to conform to the 1999 presentation.

      The Company’s Chief Operating Decision Maker evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inventory transfers to foreign subsidiaries are made at standard cost. The North America operations include corporate activity (including all interest income) that benefits the Company as a whole. The following summary includes net sales only to unaffiliated customers. Net sales are attributed to segments based on the location from which the shipment to the customer was made; reagents and instruments are sold in each segment.

	Year ended December 31, 1999

	North
	America	International	Eliminations	Totals

Sales to external customers	$53,692	$15,717	$—	$69,409

Depreciation and amortization expense	3,307	382	—	3,689

Segment profit	11,098	1,467	246	12,811

Segment assets	80,191	15,324	(22,354)	73,161

Expenditures for long-lived assets	5,439	1,840	—	7,279

	Year ended December 31, 1998

	North
	America	International	Eliminations	Totals

Sales to external customers	$41,469	$6,235	$—	$47,704

Non-recurring expenses	3,160	—	—	3,160

Depreciation and amortization expense	2,565	285	—	2,850

Segment profit (loss)	3,147	(1,631)	114	1,630

Segment assets	74,724	8,257	(26,701)	56,280

Expenditures for long-lived assets	12,154	404	—	12,558

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 1997

	North
	America	International	Eliminations	Totals

Sales to external customers	$28,808	$3,345	$—	$32,153

Non-recurring expenses	1,656	—	—	1,656

Depreciation and amortization expense	1,934	95	—	2,029

Segment profit (loss)	852	(876)	(348)	(372)

Segment assets	52,831	3,842	(8,321)	48,352

Expenditures for long-lived assets	4,029	278	—	4,307

12.  BioTek Acquisition

      The Company acquired BioTek for $19,107 on February 26, 1996. The acquisition has been accounted for as a purchase. The results of BioTek are included in the accompanying consolidated financial statements from the date of acquisition.

      The purchase price for BioTek consisted of:

Cash consideration	$2,500

Stock issued to BioTek noteholders	3,016

Exchange Notes issued	8,968

Note payable — escrow for contingencies	234

Net historical liabilities assumed	4,389

$19,107

      The purchase price was allocated as follows:

Tangible net assets	$2,551

In-process research and development	7,900

Developed technology	2,800

Customer base	4,100

Goodwill and other intangibles	1,756

Total purchase price	$19,107

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

$6,457

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price for BTTI was allocated as follows:

Tangible net assets	$261

Goodwill	6,196

$6,457

      Goodwill recorded in connection with this transaction is being amortized on a straight-line basis over a 15-year period.

      Unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming consummation of the purchase by January 1, 1997, are as follows

	1998	1997

Net sales	$51,628	$37,379

Net income (loss)	$859	$(1,068)

Net income (loss) per share	$.06	$(.08)

14.  Acquisition of Certain Technology from Oncor, Inc.

      The Company acquired certain oncology diagnostic technology and assets from Oncor, Inc. on November 23, 1998 for $5,000 in cash. The Company plans to incorporate certain aspects of the acquired technology in future products. The Company charged to expense at the date of the acquisition $2,900 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses. This amount is included as non-recurring expense in the accompanying consolidated statements of operations.

      The purchase price for the technology was allocated as follows:

Tangible net assets	$521

In-process research and development expense	2,900

Supply agreement	1,200

Workforce in place	100

Goodwill	279

$5,000

      The Company is amortizing goodwill on a straight-line basis over 15 years. The value assigned to an existing supply agreement assumed by the Company is being amortized on a straight-line basis over the life of the patent underlying the key technology involved in the supply agreement. The workforce in place costs are being amortized on a straight-line basis over 5 years.

EXHIBIT INDEX

Exhibit
Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1991 Employee Stock Purchase Plan	(1)
10.5	1996 Employee Stock Purchase Plan	(1)
10.6	1996 Directors Option Plan	(1)
10.7	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)
10.8	Form of Stock Purchase Warrant to Purchase shares of Series D Preferred Stock	(1)
10.9	Bank of America Business Loan Agreement dated June 9, 1998	(3)
10.10	Amendment to Bank of America Business Loan Agreement dated October 1, 1998	(3)
10.11	Amendment to Bank of America Business Loan Agreement dated March 17, 1999	(3)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
27.1	Financial Data Schedule

(1)	Filed with the Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Filed with the report on Form 10-K filed March 31, 1999 (Commission File No. 000-20931).