Form 10-Q
period 2000-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2000-05-15
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2000.

                                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to ___________.

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.    Yes [X]   No [ ]


                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.001 par value --- 15,085,892 shares as of April 28, 2000.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q
                               ------------------


Part I.  Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
             March 31, 2000 (Unaudited) and December 31, 1999................ 3

             Condensed Consolidated Statements of Operations
             Three months ended March 31, 2000 and 1999 (Unaudited).......... 4

             Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2000 and 1999 (Unaudited).......... 5

             Notes to Condensed Consolidated Financial Statements............ 6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................10

Part II. Other Information

    Item 1.  Legal Proceedings...............................................12

    Item 2.  Changes in Securities and Use of Proceeds.......................13

    Item 6.  Exhibits and Reports on Form 8-K................................13

                                    Signature................................14

                          VENTANA MEDICAL SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                        March 31,   December 31,
                                                          2000         1999
                                                      ------------  ------------
                                                       (Unaudited)    (Note)
                          ASSETS
Current assets:
   Cash and cash equivalents                          $    46,569   $     1,787
   Accounts receivable                                     21,147        20,776
   Inventories (Note 2)                                    14,072        13,474
   Prepaid Expenses                                           802           574
   Deferred tax benefit, current portion                    1,434         1,692
   Other current assets                                       439           722
                                                      ------------  ------------
Total current assets                                       84,463        39,025
Property and equipment, net                                14,346        14,441
Intangibles, net                                           15,148        14,178
Other assets                                                2,688         1,084
Deferred tax benefit, long term portion                     4,433         4,433
                                                      ------------  ------------
Total assets                                          $   121,078   $    73,161
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $     2,782   $     4,017
   Other current liabilities                                5,660         6,600
                                                      ------------  ------------
Total current liabilities                                   8,442        10,617
Long term debt                                              1,823         2,044
Stockholders' equity
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 15,060,017 and 13,593,640 shares
     issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                           15            14
   Additional Paid-In Capital                             129,855        80,542
   Accumulated deficit                                    (18,372)      (19,341)
   Cumulative other comprehensive income                      (85)         (115)
   Treasury Stock - 40,000 shares, at cost                   (600)         (600)
                                                      ------------  ------------
Total stockholders' equity                                110,813        60,500
                                                      ------------  ------------
Total liabilities and stockholders' equity            $   121,078   $    73,161
                                                      ============  ============


  Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                          2000         1999
                                                      ------------  ------------
Sales:
  Instruments                                         $     5,828   $     5,120
  Reagents and other                                       12,001        10,512
                                                      ------------  ------------
    Total net sales                                        17,829        15,632
Cost of goods sold                                          6,134         4,988
                                                      ------------  ------------
Gross profit                                               11,695        10,644
Operating expenses:
  Research and development                                  1,984         1,629
  Selling, general and administrative                       7,960         7,399
  Amortization of intangibles                                 278           253
                                                      ------------  ------------
Income from operations                                      1,473         1,363
Other income (expense)                                        (48)           24
                                                      ------------  ------------
Income before income taxes                                  1,425         1,387
Provision for income tax (Note 5)                             456           138
                                                      ------------  ------------
Net income                                            $       969   $     1,249
                                                      ============  ============
Net income per share (Note 3)
  Basic                                               $      0.07   $      0.09
                                                      ============  ============
  Diluted                                             $      0.06   $      0.09
                                                      ============  ============

  See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                          2000         1999
                                                      ------------  ------------
OPERATING ACTIVITIES:
Net Income                                            $       969   $     1,249
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Change in deferred tax benefit, net                       258             -
    Depreciation and amortization                           1,286           893
    Changes in operating assets and liabilities, net       (4,545)           61
                                                      ------------  ------------
Net cash (used in) provided by operating activities        (2,032)        2,203

INVESTING ACTIVITIES:
Purchase of property and equipment, net                    (1,024)       (2,885)
Purchase of intangible assets                              (1,250)          (45)
                                                      ------------  ------------
Net cash used in investing activities                      (2,274)       (2,930)

FINANCING ACTIVITIES:
Repayment of debt - net                                      (256)          (64)
Issuance of stock - net                                    49,314           480
                                                      ------------  ------------
Net cash provided by financing activities                  49,058           416

Effect of exchange rate change on cash                         30             -
                                                      ------------  ------------

Net increae (decrease) in cash and cash equivalents        44,782          (311)

Cash and cash equivalents, beginning of period              1,787         2,424
                                                      ------------  ------------
Cash and cash equivalents, end of period              $    46,569   $     2,113
                                                      ============  ============

See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent auditors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

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


2.   INVENTORIES

Inventories consist of the following:

                                                   March 31,   December 31,
                                                     2000         1999
                                                 ------------  ------------
                                                      (in thousands)

              Raw material and work-in-process   $     6,879   $     5,729
              Finished goods                           7,193         7,745
                                                 ------------  ------------
                                                 $    14,072   $    13,474
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


                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                          2000         1999
                                                      ------------  ------------

         Net income                                   $       969   $     1,249
         Weighted average common shares
           outstanding, basic                              14,305        13,404
         Add: dilutive stock options and warrants           2,162         1,174
                                                      ------------  ------------
         Weighted average common shares
           outstanding, diluted                            16,467        14,578
                                                      ============  ============
         Net income per share, basic                  $      0.07   $      0.09
                                                      ============  ============
         Net income per share, diluted                $      0.06   $      0.09
                                                      ============  ============

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4.   COMPREHENSIVE INCOME

The components of comprehensive income for the three month periods ended March 31, 2000 and 1999 are as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                          2000         1999
                                                      ------------  ------------

         Net income                                   $       969   $     1,249

         Foreign currency translation                          30             -
                                                      ------------  ------------
         Comprehensive income                         $       999   $     1,249
                                                      ============  ============

Accumulated other comprehensive income consists exclusively of foreign currency translation adjustments.


5.   PROVISION FOR INCOME TAXES

The 2000 provision for income taxes reflects the estimated annual effective tax rate. The effective tax rate is less than the U.S. statutory rate due to utilization of net operating loss carryforwards by the Company's subsidiary in France. Prior to 2000, the Company's effective tax rate was zero due to reduction of deferred tax asset valuation allowances. The tax provision recorded in the first quarter of 1999 was subsequently reversed.


6.   LINE OF CREDIT

The Company had up to $10,000 available under a line of credit arrangement with a bank which is subject to renewal on March 31, 2001. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. Borrowings under the line are limited based on outstanding accounts receivable, which as of March 31, 2000, resulted in available borrowing of $7.3 million. The line contains certain financial covenants (measured quarterly) with which the Company must comply which, among other things, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. The line of credit arrangement also provides for quarterly payment of unused line commitment fees. No amounts were outstanding under this agreement at March 31, 2000 or 1999.

7.   OPERATING SEGMENT AND ENTERPRISE DATA

The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, and Japan). Segment information at and for the three months ended March 31, 2000 and 1999 follows (in thousands):


                                                Three months ended March 31, 2000
                                      ----------------------------------------------------
                                         North                      Elimina-
                                        America    International     tions        Totals
                                      ----------------------------------------------------
  Sales to external customers         $  13,418     $   4,411     $       -     $  17,829
  Segment profit (loss)                     559           410                         969
  Segment assets                        122,863        15,328       (17,113)      121,078


                                                Three months ended March 31, 1999
                                      ----------------------------------------------------
                                         North                      Elimina-
                                        America    International     tions        Totals
                                      ----------------------------------------------------
  Sales to external customers         $  12,740     $   2,892     $       -     $  15,632
  Segment profit (loss)                   1,413          (205)           41         1,249
  Segment assets                         70,966         8,824       (21,649)       58,141

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


OVERVIEW

Ventana develops, manufactures and markets proprietary instrument/reagent systems that automate tissue preparation, immunohistochemistry ("IHC") tests, special stains ("SS") tests and IN SITU hybridization ("ISH") tests for the analysis of cells and tissues on microscope slides.


RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2000 as compared to the same period in 1999 increased 14% to $17.8 million from $15.6 million. The increase in net sales was attributable to 14% increases in both instrument and reagent sales. Instrument sales increased primarily due to strong international growth in all instrument types. Reagent revenue continued a strong growth trend due to a growing installed base, while service revenue also increased due to the growing number of instruments coming off warranty. Sales increased in the first three months of 2000 compared to the same period in 1999 in both geographic segments: 5% in the U.S. ($13.4 million versus $12.7 million), and 53% internationally ($4.4 million versus $2.9 million). Sales force realignment and training programs negatively impacted U.S. revenues in the first quarter of 2000, but are expected to result in more rapid revenue growth for the balance of the year.

GROSS PROFIT

Gross profit for the three months ended March 31, 2000 increased to $11.7 million from $10.6 million for the same period in 1999. The Company's gross margin for the three month period decreased to 66% from 68% in the same period of the prior year. The decline in gross margin percentage was due primarily to lower instrument production resulting in unfavorable manufacturing cost absorption in comparison to the first quarter of 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.0 million for the three months ended March 31, 2000, a 22% increase over the prior year. The increase results primarily from substantial development work on new products.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

Presented below is a summary of SG&A expense for the three months ended March 31, 2000 and 1999 (dollars in thousands).


                                    Three Months Ended
                                         March 31,
                                         ---------
                                     2000         1999
                                 ------------  ------------
                                          %             %
                                        Sales         Sales
                                 ------------  ------------
Sales and marketing              $6,368   36%  $6,067   39%
Administration                    1,592    9%   1,332    8%
                                 ------------  ------------
Total SG&A                       $7,960   45%  $7,399   47%
                                 ============  ============

SG&A expense for the three months ended March 31, 2000 increased to $8.0 million from $7.4 million for the same period of the prior year. Total SG&A expenses increased in absolute terms due primarily to the Company's expanding international business base plus costs associated with implementing new administrative systems and functions. As a percentage of net sales, however, SG&A expenses decreased due to leveraging of the sales and marketing organization as it approaches full staffing levels.

AMORTIZATION OF INTANGIBLES

Intangible assets consist primarily of goodwill, customer base and developed technology resulting from acquisitions and patents. Such assets are amortized over estimated useful lives of 5 to 20 years resulting in quarterly costs approximating $0.3 million. Additionally, the Company will review the utility of these assets each quarter to assess their continued value and recognize any impairment should the Company determine such a condition exists.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's principal source of liquidity consisted of cash and cash equivalents of $46.6 million. See Part II, Item 2 "Changes in Securities and Use of Proceeds". The Company also had an unused $10 million revolving bank credit facility. Any borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

The Company has used a portion of its available resources during the current year for fixed asset expenditures and development of software for future new products. In addition, resources were used for a license and development agreement with AccuMed, Inc. and the acquisition of the assets of Quantitative

Diagnostics Laboratories, Inc. (QDL). The Company anticipates that its remaining capital resources will be used for working capital and general corporate purposes. Pending such uses, the Company intends to invest its cash resources in short-term, interest-bearing, investment grade securities.

During the three months ended March 31, 2000, net cash used in operations and investing activities increased to $4.3 million, versus $0.7 million in the three months ended March 31, 1999. The increase was primarily due to the AccuMed and QDL transactions, as well as greater working capital needs due to growth in the Company's base business.

The Company has entered into a contract for construction of a new corporate headquarters and manufacturing facility in suburban Tucson, Arizona. The site of the new facility is approximately 15 miles from the current headquarters and will consolidate operations that are presently located in several leased facilities around Tucson. Construction is expected to begin in the third quarter of 2000, with occupancy beginning in mid-2001. Funding for the new facility is anticipated to be obtained from existing cash resources.

The Company believes that its existing capital resources, together with cash generated from product sales and available borrowing capacity under its bank credit facilities will be sufficient to satisfy its working capital requirements for the near future.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37 ("Tse Action"), against us and certain of our then current directors and stockholders in the United States District Court for the District of Delaware. The complaint alleges, among other things, that we violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes, which were subsequently repaid. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint makes the same allegations as the original Complaint, and adds a claim under North Carolina securities laws. In May of 1997, we made a motion to transfer the action to the district of Arizona, or alternately to the Central District of California, which was denied by the court. On December 16, 1997, we filed a motion to dismiss the Amended Complaint. This motion was partially accepted and partially denied by the Court. On March 8, 1999, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint makes the same allegations as the original and Amended Complaints, deletes the claim made under North Carolina securities laws and the claim made under California Blue Sky laws, and adds stockholders as defendants. Based on the facts known to date, we believe that the claims are without merit and we intend to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, we believe we have meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on our business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

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

On June 15, 1999 we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled In re Oncor, Inc., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor's unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor's rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. We believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On December 9, 1999 we filed an action, Ventana Medical Systems, Inc. v. Cytologix Corp., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. We believe our claims are meritorious and that we will prevail, however, because the action is relatively new, results of the proceedings are uncertain and there can be no assurance to that effect.

In February 2000, we settled the lawsuit in the Northern District of California filed by a former employee.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 30, 2000, we completed a private placement of 1,250,000 shares of our Common Stock at a price of $40 per share, for total gross proceeds of $50 million, to institutional investors pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act. We received all proceeds of the offering less a commission of 5.5% to Bear Stearns & Co. Inc. as placement agent, for a total of $2,750,000. We have an effective registration statement on file with the Commission covering the shares sold in this placement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K.

              No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Ventana Medical Systems, Inc.



Date: May 15, 2000                         By:  /S/ Jay Meridew
                                              ----------------------------------
                                              Jay Meridew
                                              Vice President of Finance