Form 10-Q
period 2000-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2000-08-14
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 2000.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.001 par value --- 15,223,960 shares as of July 31, 2000.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q
                               ------------------


Part I.      Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                   June 30, 2000 (Unaudited) and December 31, 1999

                Condensed Consolidated Statements of Operations Three
                   and six months ended June 30, 2000 and 1999
                   (Unaudited)

                Condensed Consolidated Statements of Cash Flows
                   Six months ended June 30, 2000 and 1999 (Unaudited)

                Notes to Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

Part II.     Other Information

        Item 1. Legal Proceedings

        Item 6. Exhibits and Reports on Form 8-K

Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                         June 30,   December 31,
                            ASSETS                         2000         1999
                                                        ----------    ----------
                                                        (Unaudited)     (Note)

Current assets:
   Cash and cash equivalents                            $  43,417     $   1,787
   Accounts receivable                                     18,404        20,776
   Inventories (Note 2)                                     6,093        13,474
   Prepaid Expenses                                           660           574
   Deferred tax benefit, current portion                    1,692         1,692
   Other current assets                                       722           722
                                                        ----------    ----------
Total current assets                                       70,988        39,025
Property and equipment, net                                15,383        14,441
Intangibles, net                                           11,395        14,178
Other assets                                                2,216         1,084
Deferred tax benefit, long term portion                     5,674         4,433
                                                        ----------    ----------
Total assets                                            $ 105,656     $  73,161
                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $   3,961     $   4,017
   Other current liabilities                                9,225         6,600
                                                        ----------    ----------
Total current liabilities                                  13,186        10,617
Long term debt                                              1,975         2,044
Stockholders' equity
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 15,157,887 and 13,593,640 shares
     issued and outstanding at June 30, 2000 and
     December 31, 1999, respectively                           15            14
   Additional Paid-In Capital                             132,998        80,542
   Accumulated deficit                                    (41,839)      (19,341)
   Cumulative other comprehensive income                      (79)         (115)
   Treasury Stock - 40,000 shares, at cost                   (600)         (600)
                                                        ----------    ----------
Total stockholders' equity                                 90,495        60,500
                                                        ----------    ----------
Total liabilities and stockholders' equity              $ 105,656     $  73,161
                                                        ==========    ==========


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

See accompanying notes


                               VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands except per share data)
                                        (Unaudited)


                                                Three Months Ended         Six Months Ended
                                                      June 30                   June 30
                                               ----------------------    ----------------------
                                                 2000         1999         2000          1999
                                               ---------    ---------    ---------    ---------
Sales:
  Instruments                                  $  5,436     $  4,726     $ 11,264     $  9,846
  Reagents and other                             12,304       11,589       24,305       22,101
                                               ---------    ---------    ---------    ---------
    Total net sales                              17,740       16,315       35,569       31,947

Cost of goods sold                               18,464        4,765       24,598        9,753
                                               ---------    ---------    ---------    ---------
Gross (loss) profit                                (724)      11,550       10,971       22,194

Operating expenses:
  Research and development                        3,461        1,908        5,445        3,537
  Selling, general and administrative            14,930        7,875       22,890       15,274
  Non-recurring expenses (Note 8)                 4,519            -        4,519            -
  Amortization of intangibles                       391          258          669          511
                                               ---------    ---------    ---------    ---------
(Loss) income from operations                   (24,025)       1,509      (22,552)       2,872
Other income (expense)                              452          (22)         404            2
                                               ---------    ---------    ---------    ---------
Pretax (loss) income                           $(23,573)    $  1,487     $(22,148)    $  2,874
(Benefit) provision for income tax (Note 5)        (106)        (138)         350            -
                                               ---------    ---------    ---------    ---------
Net (loss) income                              $(23,467)    $  1,625     $(22,498)    $  2,874
                                               =========    =========    =========    =========
Net (loss) income per share (Note 3)
  Basic                                        $  (1.55)    $   0.12     $  (1.57)    $   0.21
                                               =========    =========    =========    =========
  Diluted                                      $  (1.55)    $   0.11     $  (1.57)    $   0.20
                                               =========    =========    =========    =========

See accompanying notes


                               VENTANA MEDICAL SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (Unaudited)



                                                                           Six Months Ended
                                                                                June 30
                                                                         ----------------------
                                                                            2000         1999
                                                                         ---------    ---------
OPERATING ACTIVITIES:
Net (loss) income                                                        $(22,498)    $  2,874
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
   Change in deferred tax benefit                                          (1,241)           -
   Depreciation and amortization                                            2,617        1,431
   Non-cash intangibles and property and equipment charges                  7,914            -
   Changes in operating assets and liabilities                             11,085       (1,544)
                                                                         ---------    ---------
Net cash (used in) provided by operating activities                        (2,123)       2,761

INVESTING ACTIVITIES:
Purchase of property and equipment                                         (6,279)      (4,922)
Purchase of intangible assets                                              (2,390)        (502)
                                                                         ---------    ---------
Net cash used in investing activities                                      (8,669)      (5,424)

FINANCING ACTIVITIES:
(Repayment) issuance of debt                                                  (71)       1,700
Issuance of stock                                                          52,457        1,002
                                                                         ---------    ---------
Net cash provided by financing activities                                  52,386        2,702

Effect of exchange rate change on cash                                         36            -
                                                                         ---------    ---------
Net increase in cash and cash equivalents                                  41,630           39

Cash and cash equivalents, beginning of period                              1,787        2,424
                                                                         ---------    ---------
Cash and cash equivalents, end of period                                 $ 43,417     $  2,463
                                                                         =========    =========

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

The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted of normal recurring items as well as non-recurring charges recognized in the second quarter of 2000 (see footnote 8). It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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


2.  INVENTORIES

Inventories consist of the following:
                                                       June 30,     December 31,
                                                         2000          1999
                                                       -------       -------
                                                             (in thousands)

         Raw material and work-in-process              $ 3,206       $ 5,729
         Finished goods                                  2,887         7,745
                                                       -------       -------
                                                       $ 6,093       $13,474
                                                       ========      ========


The June 30, 2000 inventory balance was impacted by second quarter 2000 charges totaling $8,059,000 related primarily to various quality issues and discontinuance of certain product lines.

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.   EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data).

                                              Three Months Ended        Six Months Ended
                                                    June 30,                June 30,
                                            ----------------------   ----------------------
                                              2000         1999        2000         1999
                                            ---------    ---------   ---------    ---------
Net (loss) income                           $(23,467)    $  1,625    $(22,498)    $  2,874
Weighted average common shares
  outstanding, basic                          15,097       13,462      14,366       13,440
Add: dilutive stock options and warrants           -        1,304           -        1,218
                                            ---------    ---------   ---------    ---------
Weighted average common shares
  outstanding, diluted                        15,097       14,766      14,366       14,658
                                            =========    =========   =========    =========
Net (loss) income per share, basic          $  (1.55)    $   0.12    $  (1.57)    $   0.21
                                            =========    =========   =========    =========
Net (loss) income per share, diluted        $  (1.55)    $   0.11    $  (1.57)    $   0.20
                                            =========    =========   =========    =========

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.       COMPREHENSIVE INCOME

The components of comprehensive income for the three and six month periods ending June 30, 2000 and 1999 are as follows (in thousands):

                                             Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------   ----------------------
                                              2000         1999        2000         1999
                                            ---------    ---------   ---------    ---------
Net (loss) income                           $(23,467)    $  1,625    $(22,498)    $  2,874
Foreign currency translation                       6            -          36            -
                                            ---------    ---------   ---------    ---------
Comprehensive (loss) income                 $(23,461)    $  1,625    $(22,462)    $  2,874
                                            =========    =========   =========    =========


Accumulated other comprehensive (loss) income consists exclusively of foreign currency translation adjustments.

5.       PROVISION FOR INCOME TAXES

The tax benefit in the second quarter of 2000 is a result of a revision in the full year tax expense estimate resulting from the $22.5 million of charges taken in the second quarter of 2000 and expected loss for the year. The tax benefit recorded in the second quarter of 1999 was a reversal of a prior quarter estimate.

6.       LINE OF CREDIT

The Company had up to $10 million available under a line of credit arrangement with a bank which is subject to renewal on March 31, 2001. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. The line contains certain financial covenants (measured quarterly) with which the Company must comply which, among other things, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. The line of credit arrangement also provides for quarterly payment of unused line commitment fees. No amounts were outstanding under this agreement at June 30, 2000 or December 31, 1999.

7.       OPERATING SEGMENT AND ENTERPRISE DATA

The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, and Japan). Segment information for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):


                                                      Three months ended June 30, 2000
                                     -------------------------------------------------------------
                                          U.S.       International   Eliminations       Totals
                                     -------------   -------------   -------------   -------------
Sales to external customers            $ 13,434         $ 4,306       $        -      $ 17,740
Segment profit (loss)                   (22,786)           (681)               -       (23,467)


                                                       Three months ended June 30, 1999
                                     -------------------------------------------------------------
                                          U.S.       International   Eliminations       Totals
                                     -------------   -------------   -------------   -------------

Sales to external customers            $ 13,340          $  2,975     $        -      $ 16,315
Segment profit (loss)                     1,883              (248)           (10)        1,625


                                                       Six months ended June 30, 2000
                                     -------------------------------------------------------------
                                          U.S.       International   Eliminations       Totals
                                     -------------   -------------   -------------   -------------
Sales to external customers            $ 26,981          $ 8,588      $        -      $ 35,569
Segment profit (loss)                   (22,139)            (359)              -       (22,498)
Segment assets                          120,165           15,674         (30,183)      105,656


                                                       Six months ended June 30, 1999
                                     -------------------------------------------------------------
                                          U.S.       International   Eliminations       Totals
                                     -------------   -------------   -------------   -------------
Sales to external customers             $26,266          $ 5,681      $        -      $ 31,947
Segment profit (loss)                     3,370             (527)             31         2,874
Segment assets                           74,509            9,444         (22,995)       60,958



8.       NON-RECURRING EXPENSES

The Company reviewed the utility of its intangible assets in the second quarter and recognized an impairment of $4.5 million. This write-down was a direct result of the Company's decision to discontinue the electron microscopy product line purchased in the 1998 BioTechnology Tools, Inc. acquisition ($1.4 million), as well as the launch of the Company's new BenchMark product line in the second half of 2000, which necessitated write-off of the remaining value of the goodwill and a significant portion of the developed technology acquired in the 1996 Biotek Solutions, Inc. acquisition ($3.1 million).

9.       FACILITY CLOSING

The Company recognized charges of $2.6 million relating to closure of its production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc. The plant produces a small number of reagent products, which can be more cost effectively produced in the Company's Tucson, Arizona reagent manufacturing facilities and by outside contractors.

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and six months ended June 30, 2000 as compared to the same periods in 1999 increased 9% and 11% to $17.7 million and $35.6 million from $16.3 million and $31.9 million, respectively. The increases in net sales were attributable to 15% and 14% increases in instrument sales for the three month and six month periods and 6% and 10% increases in reagent and other sales for the same timeframe. Revenue growth was at a slower rate than we have historically reported as our sales force focused on our existing customer base to deal with dispenser quality issues, which were identified during the second quarter of 2000. This focus on existing customers is expected to continue for the next several months, which in turn is expected to result in lower growth rates in the third and fourth quarters of 2000 than were experienced in the third and fourth quarters of 1999. Instrument sales increased primarily due to strong international growth in all instrument types. Reagent revenue, despite the dispenser quality issues, continued to advance due to a growing installed base, while service revenue also increased due to the expanding number of instruments coming off warranty. Sales increased in the 2000 three and six month periods compared to the same periods in 1999 in both geographic segments: 1% and 3% in the U.S. ($13.4 million and $27.0 million versus $13.3 million and $26.3 million), and 43% and 51% internationally ($4.3 million and $8.6 million versus $3.0 million and $5.7 million).

GROSS PROFIT

Gross (loss) profit for the three and six months ended June 30, 2000 decreased to $(0.7) million and $11.0 million, respectively, from $11.6 million and $22.2 million for the same periods in 1999. The Company's gross margin for the three and six months ended June 30, 2000 decreased to (4)% and 31% from 71% and 69% for the same periods of the prior year. The significant decline in gross (loss) profit in 2000 compared to 1999 was caused primarily by $11.8 million of charges recorded in the second quarter of 2000. These charges include provisions for quality- related inventory and warranty expenses ($4.1 million), costs associated with discontinued product lines ($4.1 million), shutdown of the Company's Gaithersburg, Maryland reagent manufacturing facility ($2.6 million) and write-down of certain instrument inventory due to new product launches ($1 million).

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months and six months ended June 30, 2000 were $3.5 million and $5.4 respectively. These amounts represent an 81% increase for the three-month period and a 54% increase for the six-month period over the prior year. The increase results primarily from substantial development work on new products.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

Presented below is a summary of SG&A expense for the three and six months ended June 30, 2000 and 1999.

                                 Three Months Ended                 Six Months Ended
                                      June 30,                          June 30,
                           -----------------------------     -----------------------------
                               2000            1999              2000             1999
                           -------------   -------------     -------------   -------------
                                     %               %                 %               %
                           $       Sales   $       Sales     $       Sales   $       Sales
                           -------------   -------------     -------------   -------------
                                                  ($ in thousands)
Sales and marketing        $10,904   61%   $ 6,364   39%     $17,272   48%   $12,428   39%
Administration               4,026   23%     1,511    9%       5,618   16%     2,846    9%
                           -------------   -------------     -------------   -------------
Total                      $14,930   84%   $ 7,875   48%     $22,890   64%   $15,274   48%
                           =============   =============     =============   =============

SG&A expense for the three and six months ended June 30, 2000 increased to $14.9 million and $22.9 million from $7.9 million and $15.3 million for the same periods of the prior year, respectively. The most significant increases in SG&A expenses compared to 1999 were charges of $4.6 million due to write-downs of instrument fixed assets as a result of product line discontinuance and new product launches. Aside from these charges, total SG&A expenses increased in absolute terms due primarily to the Company's expanding international business base plus costs associated with implementing new administrative systems and functions.

NON-RECURRING EXPENSES

The Company reviewed the utility of its intangible assets in the second quarter and recognized an impairment of $4.5 million. This write-down was a direct result of the Company's decision to discontinue the electron microscopy product line purchased in the 1998 BioTechnology Tools, Inc. acquisition ($1.4 million), as well as the launch of the Company's new BenchMark product line in the second half of 2000, which necessitated write-off of the remaining value of the goodwill and a significant portion of the developed technology acquired in the 1996 Biotek Solutions, Inc. acquisition ($3.1 million).

AMORTIZATION OF INTANGIBLES

Intangible assets consist primarily of goodwill, customer base, and supply agreements resulting from acquisitions and patents. Such assets are amortized over estimated useful lives of 5 to 17 years resulting in quarterly costs approximating $0.4 million. Additionally, the Company will continue to review the utility of these assets and recognize any impairment should the Company determine such a condition exists.

SECOND QUARTER 2000 CHARGES

Second quarter 2000 results were negatively impacted by $22.5 million in write-offs and accruals relating to several different issues. These charges were reflected in the Statement of Operations as follows (in thousands):

Cost of goods sold                                     $11,789
Research and development                                   537
Selling, general and administrative                      5,679
Non-recurring expenses                                   4,519
                                                       -------
Total charges                                          $22,524


Charges of $5.4 million were related to quality problems with the Company's dispensers and reagents used with the majority of its IHC & ISH staining instruments. Dispensers are a core component used to store and dispense reagents. In the second quarter of 2000, the Company became aware of a potential problem by noticing a disruption in the customer base. Reports were received that some of the dispensers leaked during shipment to customers or were reported to be short of the standard number of tests per dispenser. The problem was traced to a single part procured from an outside supplier who was immediately advised, and working with the Company, resolved the problem. New quality control procedures were also implemented in the Company's manufacturing processes and there is a high level of confidence that only high-quality dispensers are now being shipped to customers and have been since early June when the new quality control procedures were implemented. As a result of the above issues, charges were taken to write-off inventory and set up reserves to cover product replacements, returns, and warranty matters.

A charge of $4.6 million was recorded to account for the Company's decision to exit its electron microscopy (EM) product line. The market for EM sample preparation instruments is small, not growing, lacks a consumable annuity, and involves a different customer base from that called on by our direct sales forces. As a result, the decision has been made to exit this product line through discontinuation within the next several months. Charges have been taken to write-down all EM inventory and field instruments to their net realizable value. In addition, a portion of the goodwill recognized in the BTTI acquisition has been written off ($1.4 million) to reflect the impact of product discontinuance based on expected future cash flows.

Charges of $8.6 million were recorded in recognition of the decreased value of certain instrument inventory, fixed assets and intangible assets given the impending launch of the Company's new BenchMark advanced staining system in the second half of 2000. In addition to performing both IHC and ISH stains, the BenchMark also automates a series of labor-intensive slide preparation activities including dewaxing and cell conditioning. Due to the revolutionary nature of this product, it was deemed appropriate to write down the value of existing parts and systems inventory for certain existing IHC and ISH stainers as well as field demonstration and evaluation units. In addition, intangible assets associated with the Company's 1996 acquisition of Biotek Solutions, Inc. were written down to reflect the impact of product discontinuation on expected future cash flows. The Techmate IHC staining system product line acquired in the Biotek transaction is among those whose value is impacted by the launch of BenchMark.

The Company also recognized charges of $2.6 million relating to closure of its production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc. The plant produces a small number of reagent products, which can be more cost effectively produced in the Company's Tucson, Arizona reagent manufacturing facilities and by outside contractors.

Other charges recognized in the second quarter of 2000 totaled $1.3 million which included expenses related to contracted research and development being handled by an outside company.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's principal source of liquidity consisted of cash and cash equivalents of $43.4 million. The Company also had an unused $10 million revolving bank credit facility. Any borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

During the six months ended June 30, 2000, net cash used in operations and investing activities increased to $10.8 million, versus $2.7 million in the six months ended June 30, 1999. The increase was primarily due to spending on an automated imaging system license and development agreement with AccuMed, Inc.($1 million), the acquisition of the assets of Quantitative Diagnostics Laboratories, Inc. ($1.3 million), the renewal of a reagent license agreement ($1.5 million), and land purchased for the construction of a new corporate headquarters and manufacturing facility in suburban Tucson, Arizona ($3.3 million). Additional spending on the corporate headquarters is expected to be approximately $3 million in 2000 and $13 million in 2001.

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

In March 2000, we filed an action in the Circuit Court for Montgomery County, Maryland, No. 208383, VENTANA MEDICAL SYSTEMS, INC. V. JONATHAN COHEN, alleging misappropriation of a provisional patent application by a former employee and patent counsel. The suit alleges breach of fiduciary duty, promissory estoppel, unjust enrichment, and usurpation of corporate opportunity. The remedies sought include damages, injunctive relief, constructive trust and/or an equitable lien over the provisional patent application, which was filed on September 24, 1999, and relates to a business method for use of a high throughput screening system for evaluating the clinical utility of molecular targets in tissue samples. The Defendant filed a counterclaim against Ventana in the action in May 2000, for damages resulting from alleged breach of contract, unjust enrichment, breach of fiduciary duty and interference with business expectancy, based on allegations that Ventana breached an agreement to develop the business method with Defendant as a joint venture. We believe our claims and defenses are meritorious and that we will prevail, but the results of the proceedings are uncertain and there can be no assurance to that effect.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27.1 Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Ventana Medical Systems, Inc.




Date: August 14, 2000                        By: /s/ Jay Meridew
                                                --------------------------
                                                Jay Meridew
                                                Vice President of Finance