Form 10-Q
period 2000-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2000-11-14
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.001 par value --- 15,247,717 shares as of October 31, 2000.

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q
                               ------------------


Part I.      Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 2000 (Unaudited) and December 31, 1999

                  Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2000 and 1999 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.     Other Information

        Item 1.   Legal Proceedings

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

        Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                      September 30, December 31,
                               ASSETS                     2000         1999
                                                          ----         ----
                                                      (Unaudited)     (Note)

Current assets:
   Cash and cash equivalents                           $  42,029    $   1,787
   Accounts receivable                                    17,605       20,776
   Inventories (Note 2)                                    6,726       13,474
   Prepaid Expenses                                          614          574
   Deferred tax benefit, current portion                   1,692        1,692
   Other current assets                                      938          722
                                                       ----------   ----------
Total current assets                                      69,604       39,025
Property and equipment, net                               18,474       14,441
Intangibles, net                                          11,045       14,178
Other assets                                               2,281        1,084
Deferred tax benefit, long term portion                    5,674        4,433
                                                       ----------   ----------
Total assets                                           $ 107,078    $  73,161
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $   4,020    $   4,017
   Other current liabilities                               8,302        6,600
                                                       ----------   ----------
Total current liabilities                                 12,322       10,617
Long term debt                                             3,971        2,044
Stockholders' equity:
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 15,233,688 and 13,593,640 shares
     issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                          15           14
   Additional Paid-In Capital                            134,075       80,542
   Accumulated deficit                                   (42,324)     (19,341)
   Cumulative other comprehensive loss                      (381)        (115)
   Treasury stock - 40,000 shares, at cost                  (600)        (600)
                                                       ----------   ----------
Total stockholders' equity                                90,785       60,500
                                                       ----------   ----------
Total liabilities and stockholders' equity             $ 107,078    $  73,161
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

 See accompanying notes


                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                            September 30           September 30
                                            ------------           ------------
                                          2000        1999       2000         1999
                                          ----        ----       ----         ----
Sales:
  Instruments                           $  4,899    $  4,733   $ 16,163    $ 14,579
  Reagents and other                      12,703      11,679     37,008      33,780
                                        ---------   ---------  ---------   ---------
    Total net sales                       17,602      16,412     53,171      48,359
Cost of goods sold                         5,733       5,148     30,331      14,901
                                        ---------   ---------  ---------   ---------
Gross profit                              11,869      11,264     22,840      33,458
Operating expenses:
  Research and development                 2,665       1,696      8,110       5,233
  Selling, general and administrative      9,816       7,829     32,706      23,103
  Non-recurring expenses (Note 8)              -           -      4,519           -
  Amortization of intangibles                381         256      1,050         767
                                        ---------   ---------  ---------   ---------
(Loss) income from operations               (993)      1,483    (23,545)      4,355
Other income                                 508          44        912          46
                                        ---------   ---------  ---------   ---------
Pretax (loss) income                    $   (485)   $  1,527   $(22,633)   $  4,401
Provision for income tax (Note 5)              -           -        350           -
                                        ---------   ---------  ---------   ---------
Net (loss) income                       $   (485)   $  1,527   $(22,983)   $  4,401
                                        =========   =========  =========   =========
Net (loss) income per share (Note 3)
  Basic                                 $  (0.03)   $   0.11   $  (1.58)   $   0.33
                                        =========   =========  =========   =========
  Diluted                               $  (0.03)   $   0.11   $  (1.58)   $   0.30
                                        =========   =========  =========   =========

 See accompanying notes


                                 VENTANA MEDICAL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30
                                                                                ------------
                                                                             2000          1999
                                                                             ----          ----
OPERATING ACTIVITIES:
Net (loss) income                                                         $(22,983)     $  4,401
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
   Change in deferred tax benefit                                           (1,241)            -
   Depreciation and amortization                                             4,098         2,769
   Non-cash intangibles and property and equipment charges                   7,914             -
   Changes in operating assets and liabilities                              10,489        (3,157)
                                                                          ---------     ---------
Net cash (used in) provided by operating activities                         (1,723)        4,013

INVESTING ACTIVITIES:
Purchase of property and equipment                                         (10,798)       (7,718)
Purchase of intangible assets                                               (2,393)         (546)
                                                                          ---------     ---------
Net cash used in investing activities                                      (13,191)       (8,264)

FINANCING ACTIVITIES:
Issuance of debt                                                             1,888         1,400
Issuance of stock                                                           53,534         1,493
                                                                          ---------     ---------
Net cash provided by financing activities                                   55,422         2,893

Effect of exchange rate change on cash                                        (266)          (95)
                                                                          ---------     ---------

Net increase (decrease) in cash and cash equivalents                        40,242        (1,453)

Cash and cash equivalents, beginning of period                               1,787         2,424
                                                                          ---------     ---------
Cash and cash equivalents, end of period                                  $ 42,029      $    971
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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve- month period. The Company will be required to adopt SFAS 133 in the first quarter of fiscal 2001. Management does not believe this will have a material effect on the Company's operations or financial position.

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 for the Company is no later than the fourth fiscal quarter of the year ending December 31, 2000. The Company is currently evaluating the effect of this SAB on its financial statements.

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2. INVENTORIES

Inventories consist of the following:
                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
                                                           (in thousands)

Raw material and work-in-process                        $ 2,876       $ 5,729
Finished goods                                            3,850         7,745
                                                        --------      --------
                                                        $ 6,726       $13,474
                                                        ========      ========

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data).


                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                   -------------              -------------
                                                2000          1999         2000          1999
                                                ----          ----         ----          ----
Net (loss) income                            $   (485)     $  1,527     $(22,983)     $  4,401
Weighted average common shares
  outstanding, basic                           15,186        13,520       14,559        13,462
Add: dilutive stock options and warrants            -           945            -         1,141
                                             ---------     ---------    ---------     ---------
Weighted average common shares
  outstanding, diluted                         15,186        14,465       14,559        14,603
                                             =========     =========    =========     =========
Net (loss) income per share, basic           $  (0.03)     $   0.11     $  (1.58)     $   0.33
                                             =========     =========    =========     =========
Net (loss) income per share, diluted         $  (0.03)     $   0.11     $  (1.58)     $   0.30
                                             =========     =========    =========     =========

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine month periods ending September 30, 2000 and 1999 are as follows (in thousands):

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                      -------------              -------------
                                    2000         1999         2000           1999
                                    ----         ----         ----           ----
Net (loss) income                $   (485)     $  1,527     $(22,983)     $  4,401

Foreign currency translation         (302)           95         (266)           95
                                 ---------     ---------    ---------     ---------
Comprehensive (loss) income      $   (787)     $  1,622     $(23,249)     $  4,496
                                 =========     =========    =========     =========

Accumulated other comprehensive (loss) income consists exclusively of foreign currency translation adjustments.

5. PROVISION FOR INCOME TAXES

Management believes no provision for income taxes will be required for 2000 due to the expected loss for the year and the existence of net operating loss carryforward.

6. LINE OF CREDIT

The Company had up to $10 million available under a line of credit arrangement with a bank which is subject to renewal on March 31, 2001. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. The line contains certain financial covenants (measured quarterly) with which the Company must comply which, among other things, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. The line of credit arrangement also provides for quarterly payment of unused line commitment fees. No amounts were outstanding under this agreement at September 30, 2000 or December 31, 1999.

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7. OPERATING SEGMENT AND ENTERPRISE DATA

The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, and Japan). Segment information for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                 Three months ended September 30, 2000
                                       -----------------------------------------------------------
                                                                          Elimina-
                                        U.S.       International           tions       Totals
                                       -----------------------------------------------------------
Sales to external customers              $13,724        $3,878          $      -     $ 17,602
Segment profit (loss)                        (63)         (422)                -         (485)


                                                 Three months ended September 30, 1999
                                       -----------------------------------------------------------
                                                                           Elimina-
                                            U.S.        International       tions         Totals
                                       -----------------------------------------------------------
Sales to external customers              $13,454        $2,958          $      -     $  16,412
Segment profit (loss)                      1,920          (340)              (53)        1,527


                                                    Nine months ended September 30, 2000
                                       -----------------------------------------------------------
                                                                           Elimina-
                                            U.S.        International       tions         Totals
                                       -----------------------------------------------------------
Sales to external customers              $ 39,871       $13,300         $            $  53,171
                                                                               -
Segment profit (loss)                     (22,455)         (528)               -       (22,983)
Segment assets                            103,720        17,234          (13,876)      107,078


                                                    Nine months ended September 30, 1999
                                       -----------------------------------------------------------
                                                                           Elimina-
                                           U.S.         International       tions        Totals
                                       -----------------------------------------------------------
Sales to external customers              $39,356        $ 9,003         $      -     $  48,359
Segment profit (loss)                      5,383           (960)             (22)        4,401
Segment assets                            73,781         10,421          (21,310)       62,892

                          VENTANA MEDICAL SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8. NON-RECURRING EXPENSES

The Company reviewed the utility of its intangible assets in the second quarter 2000 and recognized an impairment of $4.5 million. This write-down was a direct result of the Company's decision to discontinue the electron microscopy product line purchased in the 1998 BioTechnology Tools, Inc. acquisition ($1.4 million), as well as the launch of the Company's new BenchMark product line in the second half of 2000, which necessitated write-off of the remaining value of the goodwill and a significant portion of the developed technology acquired in the 1996 Biotek Solutions, Inc. acquisition ($3.1 million).


9. FACILITY CLOSING

The Company recognized charges of $2.6 million in the second quarter 2000 relating to closure of its production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc. The plant produces a small number of reagent products, which can be more cost effectively produced in the Company's Tucson, Arizona reagent manufacturing facilities and by outside contractors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Ventana Medical Systems, Inc. ("Ventana" or "the Company") should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company's control, include the following: market acceptance of new automated histology products, continued success in asset management, continued improvements in our manufacturing efficiencies, on-schedule launches of our new products, favorable FDA action on the Company's HER/2-neu breast cancer test, currency exchange rate variability, competition and competitive pressures on pricing and general economic conditions in the United States and in the regions that the Company serves. A more complete listing of cautionary statements and risk factors is contained in the Company's report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

OVERVIEW

Ventana develops, manufactures and markets proprietary instrument/reagent systems that automate tissue preparation and slide staining in clinical histology and drug discovery laboratories worldwide. Ventana's clinical systems are used in the diagnosis and treatment of cancer and infectious diseases. Ventana's drug discovery systems are used to accelerate the discovery of new drug targets and evaluate the safety of new drug compounds.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 increased 7% and 10% to $17.6 million and $53.2 million from $16.4 million and $48.4 million, respectively. The increases in net sales were attributable to 3% and 11% increases in instrument sales for the three month and nine month periods and 9% and 10% increases in reagent and other sales for the same time frame. Revenue growth continued to be impacted in the third quarter by quality issues previously reported. A corrective and preventative action program enacted in June 2000 has ensured improved quality of products delivered to our customers. A continued focus on the existing customer base to assure quality product deliveries is expected to result in lower growth rates in the fourth quarter of 2000 than were experienced in the fourth quarter of 1999. Instrument sales increased primarily due to strong international growth in all instrument types. Reagent revenue continued to advance due to a growing installed base, while service revenue also increased due to the expanding number of instruments coming off warranty. Sales increased in the 2000 three and nine month periods compared to the same periods in 1999 in both geographic segments:
2% and 1% in the US ($13.7 million and $39.8 million versus $13.4 million and $39.4 million), and 31% and 48% internationally ($3.9 million and $13.3 million versus $3.0 million and $9.0 million).

GROSS PROFIT

Gross profit for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, increased in the three month period to $11.9 million from $11.3 million, and decreased for the nine month period to $22.8 million from $33.5 million. The nine-month period was negatively impacted by $11.8 million of charges resulting from previously announced manufacturing challenges with dispensers, the decision to exit a non-strategic business, and the restructuring of manufacturing operations. The Company's gross margin for the three and nine months ended September 30, 2000 decreased to 67% and 43%, respectively from 69% and 69% for the same periods of 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months and nine months ended September 30, 2000 were $2.7 million and $8.1 million respectively. These amounts represent a 57% increase for the three-month period and a 55% increase for the nine-month period over the prior year, respectively. The increase results primarily from substantial development work on new products.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 2000 and 1999.

                                           Three Months Ended                      Nine Months Ended
                                              September 30,                           September 30,
                                   ----------------------------------      -----------------------------------
                                        2000                 1999                2000                1999
                                   --------------      --------------      ---------------     ---------------
                                                %                   %                    %                   %
                                   $        Sales      $        Sales      $         Sales     $         Sales
                                   --------------      --------------      ---------------     ---------------
                                                               ($ in thousands)

Sales and marketing                $  7,594   43%      $  6,074   37%      $  24,866   47%     $  18,454   38%
Administration                        2,222   13%         1,755   11%          7,840   15%         4,650   10%
                                   --------------      --------------      ---------------     ---------------
Total                              $  9,816   56%      $  7,829   48%      $  32,706   62%     $  23,104   48%
                                   ==============      ==============      ===============     ===============

SG&A expense for the three and nine months ended September 30, 2000 increased to $9.8 million and $32.7 million from $7.8 million and $23.1 million for the same periods of the prior year, respectively. The most significant increases in SG&A expenses compared to 1999 were charges of $4.6 million in the second quarter 2000 due to write-downs of instrument fixed assets as a result of product line discontinuance and new product launches. Aside from these charges, total SG&A expenses increased in absolute terms due primarily to the Company's expanding international business base plus costs associated with implementing new administrative systems and functions.

NON-RECURRING EXPENSES

The Company reviewed the utility of its intangible assets in the second quarter 2000 and recognized an impairment of $4.5 million. This write-down was a direct result of the Company's decision to discontinue the electron microscopy product line purchased in the 1998 BioTechnology Tools, Inc. acquisition ($1.4 million), as well as the launch of the Company's new BenchMark product line in the second half of 2000, which necessitated write-off of the remaining value of the goodwill and a significant portion of the developed technology acquired in the 1996 Biotek Solutions, Inc. acquisition ($3.1 million).

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

SECOND QUARTER 2000 CHARGES

In the second quarter 2000, our operating results were negatively impacted by $22.5 million in write-offs and accruals relating to several different issues. These charges are reflected in the Condensed Consolidated Statements of Operations for the nine months ended September 2000 as follows (in thousands):

Cost of goods sold                                     $    11,789

Research and development                                       537

Selling, general and administrative                          5,679

Non-recurring expenses                                       4,519
                                                       ------------
Total charges                                          $    22,524
                                                       ============

Charges of $5.4 million were related to quality problems with the Company's dispensers and reagents used with the majority of its IHC & ISH staining instruments. Dispensers are a core component used to store and dispense reagents. In the second quarter of 2000, the Company became aware of a potential problem by noticing a disruption in the customer base. Reports were received that some of the dispensers leaked during shipment to customers or were reported to be short of the standard number of tests per dispenser. The problem was traced to a single part procured from an outside supplier who was immediately advised, and working with the Company, resolved the problem. As a result of the above issues, charges were taken to write-off inventory and set up reserves to cover product replacements, returns, and warranty matters. New quality control procedures have been implemented in the Company's manufacturing processes and there is a high level of confidence that only high-quality dispensers are now being shipped to customers and have been since early June 2000 when the new quality control procedures were implemented.

A charge of $4.6 million was recorded in the previous quarter to account for the Company's decision to exit its electron microscopy (EM) product line. The market for EM sample preparation instruments is small, not growing, lacks a consumable annuity, and involves a different customer base from that called on by our direct sales forces. As a result, the decision had been made to exit this product line. Charges have been taken to write-down all EM inventory and field instruments to their net realizable value. In addition, a portion of the goodwill recognized in the BTTI acquisition has been written off ($1.4 million) to reflect the impact of product discontinuance based on expected future cash flows. On September 30, 2000, the (EM) product line was sold to a Tucson, AZ based company for a nominal amount.

Charges of $8.6 million were recorded in recognition of the decreased value of certain instrument inventory, fixed assets and intangible assets given the impending launch of the Company's new BenchMark advanced staining system in the second half of 2000. In addition to performing both IHC and ISH stains, the BenchMark also automates a series of labor-intensive slide preparation activities including dewaxing and cell conditioning. Due to the revolutionary nature of this product, it was deemed appropriate to write down the value of existing parts and systems inventory for certain existing IHC and ISH stainers as well as field demonstration and evaluation units. In addition, intangible assets associated with the Company's 1996 acquisition of Biotek Solutions, Inc. were written down to reflect the impact of product discontinuation on expected future cash flows. The Techmate IHC staining system product line acquired in the Biotek transaction was among those whose value was impacted by the third quarter launch of the BenchMark.

The Company also recognized charges of $2.6 million relating to the planned closure of its production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc. The plant produces a small number of reagent products, which can be more cost effectively produced in the Company's Tucson, Arizona reagent manufacturing facilities and by outside contractors.

Other charges recognized in the second quarter of 2000 totaled $1.3 million which included expenses related to contracted research and development being handled by an outside company.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company's principal source of liquidity consisted of cash and cash equivalents of $42.0 million. The Company also had an unused $10 million revolving bank credit facility. Any borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

During the nine months ended September 30, 2000, net cash used in operations and investing activities increased to $14.9 million, versus $4.3 million in the nine months ended September 30, 1999. The increase was primarily due to spending on an automated imaging system license and development agreement with AccuMed, Inc. ($1 million), the acquisition of the assets of Quantitative Diagnostics Laboratories, Inc. ($1.3 million), the renewal of a reagent license agreement ($1.5 million), the acquisition of our new European facility located in Strasbourg, France ($2.3 million), and the land procurement and initiated construction of our planned corporate headquarters and manufacturing facility in suburban Tucson, Arizona ($4.0 million). Additional spending on the corporate headquarters is expected to be approximately $2.7 million in 2000 and $17 million in 2001.

The Company believes that its existing capital resources, together with cash generated from product sales and available borrowing capacity under its bank credit facilities will be sufficient to satisfy its working capital requirements for the near future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al v. Ventana Medical Systems, Inc., et al. No. 97-37 ("Tse Action"), against us and certain of our then current directors and stockholders in the United States District Court for the District of Delaware. The complaint alleges, among other things, that we violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes, which were subsequently repaid. Plaintiffs seek substantial compensatory damages several times in excess of the principal amount of their BioTek notes, as well as substantial punitive damages, and fees and costs. On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint makes the same allegations as the original Complaint, and adds a claim under North Carolina securities laws. In May of 1997, we made a motion to transfer the action to the district of Arizona, or alternately to the Central District of California, which was denied by the court. On December 16, 1997, we filed a motion to dismiss the Amended Complaint. This motion was partially accepted and partially denied by the Court. On March 8, 1999, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint makes the same allegations as the original and Amended Complaints, deletes the claim made under North Carolina securities laws and the claim made under California Blue Sky laws, and adds stockholders as defendants. Discovery is now complete in this case and a trial date has been set for May 21, 2001. We also have a motion for summary judgment pending before the court at this time which, if granted, will dispose of this action. Based on the facts known to date, we believe that the claims are without merit and we intend to vigorously contest this suit. After consideration of the nature of the claims and the facts relating to the merger and the BioTek note exchange, we believe we have meritorious defenses to the claims and that resolution of this matter will not have a material adverse effect on our business, financial condition and results of operations; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

In April 1999, a former BioTek noteholder filed an action, Leung, et al. v. Jack
W. Schuler, et al., No. 17089, against us and certain of our then current directors and stockholders in the Delaware State Chancery Court, New Castle County. The complaint, brought individually and on behalf of a purported class, makes virtually the same allegations made in the Tse Action and seeks recovery under breach of contract and breach of fiduciary duty theories. On May 6, 1999 we filed a motion to dismiss the complaint. On February 29, 2000, the court issued a memorandum opinion granting our motion and dismissing the complaint in its entirety. The plaintiff's have now filed an appeal to the Delaware Court of Appeals, however no briefing schedule has been set as of the date of this filing. We believe that our claims are meritorious and that we will prevail on appeal, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On June 15, 1999 we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled In re Oncor, Inc., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor's unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor's rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims which included our claims. However, the Omnibus Objection did not set forth any specific allegations with respect to our claims. We continue to believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On December 9, 1999 we filed an action, Ventana Medical Systems, Inc. v. Cytologix Corp., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. We believe our claims are meritorious and that we will prevail, however, because little discovery has been completed, results of the proceedings are uncertain and there can be no assurance to that effect.

In March 2000, we filed an action in the Circuit Court for Montgomery County, Maryland, No. 208383, VENTANA MEDICAL SYSTEMS, INC. V. JONATHAN COHEN, alleging misappropriation of a provisional patent application by a former employee and patent counsel. The suit alleges breach of fiduciary duty, promissory estoppel, unjust enrichment, and usurpation of corporate opportunity. The remedies sought include damages, injunctive relief, constructive trust and/or an equitable lien over the provisional patent application, which was filed on September 24. The Defendant filed a counterclaim against Ventana in the action in May 2000, for damages resulting from alleged breach of contract, unjust enrichment, breach of fiduciary duty and interference with business expectancy, based on allegations that Ventana breached an agreement to develop the business method with Defendant as a joint venture. We believe our claims and defenses are meritorious and that we will prevail, but the results of the proceedings are uncertain and there can be no assurance to that effect.

ITEM 5. OTHER INFORMATION

Mr. Henry T. Pietraszek resigned from our Board of Directors effective July 10, 2000. Following his resignation, the Company demanded that Mr. Pietraszek disgorge certain profits realized by him in contravention of Section 16 of the Securities Exchange Act of 1934, as amended. On October 25, 2000 Mr. Pietraszek tendered $119,575.75 to the Company, which represents full recovery of all profits realized by Mr. Pietraszek in violation of Section 16.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Ventana Medical Systems, Inc.



Date:  November 14, 2000                           By: /S/ Nick Malden
                                                       -------------------------
                                                       Nick Malden
                                                       Chief Financial Officer