Form 10-K
period 2000-12-31
VENTANA MEDICAL SYSTEMS INC
filed 2001-03-30
CIK 893160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No. 000-20931

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $298,747,235 based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 2000, the Registrant had outstanding 15,444,122 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Description of Business

   This report on Form 10-K may contain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Cautionary Factors That May Affect Future Results," beginning on page 14. While this outlook represents our current judgment on the future direction of our business, such risks could cause actual results to differ materially from our future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this report on Form 10-K.

   For our current and historical financial positions, see "Selected Financial Data," beginning on page 26.

Summary of Our Business

   Unless the context requires otherwise, all references to we, our or us refer to Ventana Medical Systems, Inc., a corporation originally incorporated in the state of Delaware in 1993, and its six subsidiaries:

  .  Ventana Medical Systems GmbH

  .  Ventana Medical Systems Japan K.K.

  .  Ventana Medical Systems, Pty. Ltd.

  .  Ventana Medical Systems, S.A.

  .  BioTek Solutions, Inc.

  .  BioTechnology Tools, Inc.

   We develop, manufacture and market instruments and consumables that are used to automate diagnostic and drug discovery procedures in clinical histology laboratories and drug discovery laboratories worldwide. Our instrument-reagent systems are designed to prepare and stain patient tissue or cells mounted on a microscope slide for examination by a pathologist. The consumable products we market that are required to operate our instruments include reagents and other accessories. Our systems are designed to provide users with high-quality and consistent results, high throughput and significant labor savings. Our clinical products are used by histology labs, which are labs that focus on the analysis of human tissue, to assist anatomical pathologists in the diagnosis of cancer and infectious diseases. Most histology labs are hospital based although some independent reference labs offer histology services. Our drug discovery products are used by research labs at large pharmaceutical and biotechnology companies and medical research centers to assist in the discovery of new drugs. Our instruments have been placed in the majority of the top fifty U.S. cancer centers, which are recognized as leaders in cancer research and treatment as reported in the July 2000 issue of U.S. News and World Report. These include Johns Hopkins Hospital, the Mayo Clinic, Memorial Sloan-Kettering Cancer Center and M.D. Anderson Medical Center.

   Histology tests performed on our instruments are used by pathologists and oncologists to assist in diagnosis of cancer and infectious diseases and to select an appropriate therapy. According to the National Cancer Institute, cancer is the second leading cause of death in the United States. Currently
8.4 million people in the U.S. have a history of invasive cancer. Mortality rates are improved by early detection and the selection of appropriate therapies. Based upon our modeling of the market, we estimate that histology labs worldwide purchase in excess of $1.3 billion in instruments and consumables on an annual basis. In addition, the pharmaceutical and biotechnology companies who are analyzing the human genome and proteome to accelerate new drug discovery also benefit from automating the analysis of human and animal tissue and cells.

Industry Overview

   We target our instrument-reagent systems at two markets: the histology lab and the drug discovery lab. We currently derive the majority of our revenues and profits from ongoing sales of consumables to histology labs and the sale of instrument systems, although we expect sales to research labs engaged in drug discovery to grow over time.

 Histology

   Histology is the study of the microscopic structure of tissues. In a histology lab, an anatomical pathologist attempts to identify the causes and consequences of disease in a specific part of the body. An anatomical pathologist uses tools ranging from the naked eye to powerful microscopes and even molecular analysis of cell proteins and genes. This is done by examining tissue samples obtained during surgery or through biopsy procedures to identify structural and other changes in cells, tissues and organs. Anatomical pathology examinations are among the most reliable ways to establish: (1) a diagnosis of the type of disease suffered by the patient, (2) a prognosis on the likely progression of the disease, and (3) a determination as to which therapies are most likely to be effective in treating the patient.

   Based upon a survey of hospitals, we estimate that there are about 6,000 histology labs worldwide. Of this total we estimate about 2,900 are in North America, 2,000 in Europe and 1,100 in Japan and the remainder of the world. Histology is principally a North American term. In many countries histology (the analysis of tissue) and cytology (the analysis of cells) labs are combined into a single anatomical pathology lab.

   All patient samples entering the histology lab move through seven basic processing steps or work cells:

  . Accessioning--Tissue is entered into the hospital information system for medical records and billing purposes.

  . Grossing--Following accessioning, the gross patient tissue specimen is examined by a pathologist. Several tissue samples are then cut from the gross specimen for further examination and placed in small plastic cassettes.

  . Tissue Processing--Cassettes from gross specimens are generated throughout the day and placed at the end of the day in an instrument called a tissue processor for overnight batch processing. Tissue processors preserve the tissue through the use of a fixative, usually formalin, and infusing the tissue with paraffin so it can be more readily sectioned or cut. An alternative to using a fixative is to freeze tissue and handle it in a frozen state although, we estimate that less than 5% of patient specimens entering histology labs are frozen.

  . Embedding--The first activity that usually occurs in a histology laboratory each morning is to remove the processed tissue from each cassette and embed it in a paraffin block. This work is performed manually and is undertaken to produce a specimen of uniform size that can be cut on a microtome.

  . Sectioning--Each tissue block is next transferred to the sectioning area of the lab where very thin sections are cut on a microtome and mounted on a microscope slide. The number of slides that are cut from each block varies according to the case and is usually determined by the pathologist who is performing the gross analysis.

  . Hemotoxlyn and Eosin, or H&E, Staining--Each microscope slide is then stained with two basic stains, Hemotoxlyn and Eosin, that help the pathologist identify each cell's nucleus, cytoplasm and membrane.

  . Microscopic Examination--Finally, each H&E stained slide is examined by a pathologist using a microscope to determine if the tissue or cells are healthy or diseased. In particular, the pathologist is looking for the presence of microorganisms that could indicate an infectious disease or deformed cells that could indicate the presence of cancer. In cases where an H&E stained slide appears to have abnormalities, the pathologist performing the initial examination of a patient specimen may request that the slide undergo additional testing. We estimate this happens in approximately 15% of cases.

   Additional tests which may be requested by the pathologist include immunohistochemistry, Special Stains or in situ hybridization tests. These tests are significantly more complex than the H&E stains and require special reagents.

  . Immunohistochemistry, or IHC, stains are used primarily by pathologists and oncologists to assist in the diagnosis of cancer and to determine different treatment options. Pathologists use IHC stains to test for the presence or over expression of the proteins involved in cancer.

  . Special Stains are used primarily to assist in the diagnosis of infectious diseases, although they can also be used to assist in cancer diagnosis. Special Stains are chemical dye stains that localize to microorganisms located in tissue and to specific tissue types.

  . In situ hybridization, or ISH, stains can be used to assist in the diagnosis of infectious diseases or genetic mutations that are usually associated with the presence of cancer.

   We do not currently participate in all histology lab work cells. We currently offer products that are used in tissue processing, IHC staining, Special Stains and ISH staining.

   Tissue Processing. In developed nations, all histology labs have at least one automated tissue processor instrument and most labs have two or more. In less developed countries, tissue processing is still performed manually in most labs. We estimate that the worldwide installed base of tissue processing instruments is greater than 10,000 and, based upon our field experience, we estimate annual shipments to be between 1,000 and 1,500 instruments. The size of the annual market is driven primarily by replacements, although some shipments reflect growth driven by an increase in surgical procedures. Tissue processors consume a substantial quantity of reagents (fixatives, alcohol, xylene, paraffin), however we do not participate in this reagent market.

   IHC Staining. We estimate that there are in excess of 30 million slides stained with IHC annually on a worldwide basis. The majority of these slides are stained in the approximately 6,000 hospital-based histology labs. However, in North America and Japan some hospitals send their IHC slides to regional reference labs for staining rather than performing the work themselves. We estimate that the number of IHC slides processed by labs in the U.S. on an annual basis is growing at about a 6%-8% rate due to:

  . increasing acceptance of the value of the technology by pathologists and oncologists;

  .  the increasing incidence of cancer as the population ages;

  .  the emergence of new stains that may influence therapy choices; and

  . the shifting of the market from manual to automated IHC slide processing.

   We estimate that approximately 50% of the IHC slides processed in North America and Europe are stained on automated instruments. Most of the rest of the world is using manual staining, which we believe represents a substantial growth opportunity as a portion of these users are converted to automated systems.

   IHC instruments require reagents and accessories to operate. We supply a full line of these consumables for use with our instruments. Our experience in the industry suggests that we are the worldwide market leader in supplying automated IHC staining systems.

   Special Stains. We estimate that the Special Stains market is slightly smaller than the worldwide IHC market and growing rapidly. There is an opportunity to place instruments with virtually every hospital-based histology lab as Special Stains slides are rarely sent to reference labs. Currently, nearly all Special Stains slides are manually processed. We believe that a major segment of the market will switch toward automated slide processing over the next 5-10 years.

   ISH Staining. The clinical market for ISH staining is currently very small due to the difficulty of performing ISH stains manually and the small number of stains accepted for clinical use. We expect automation to grow the clinical market. Currently, the principal clinical tests are used to detect infectious diseases, primarily viruses, in tissue. However, ISH tests for genetic mutations may eventually become important clinical tests. One of the few ISH genetic mutation tests performed in the histology lab today is the test for Her-2/neu gene over-amplification in cancerous breast tissue. This is currently a small market as most laboratories prefer to measure Her-2/neu status using an IHC stain.

New Drug Research

   The research market for new drugs comprises over 500,000 researchers worldwide located in labs operated by traditional pharmaceutical companies, biopharmaceutical companies, governments and medical research centers. In these labs, research is being conducted to determine the causes of disease and the discovery of drugs to treat disease. Genomics, or the study of genes and their function, is seeking to accelerate the drug discovery process by understanding the molecular mechanisms of disease. The genomics revolution is providing researchers with a dramatic increase in the number of potential drug targets, such as a specific protein involved in a disease process, against which to conduct screens of compound collections, or compound libraries.

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

   Genomics has created opportunities to fundamentally alter the field of human medicine through the discovery of new biological targets for drugs and an improved ability to diagnose and manage disease. Interest in understanding the relationships between genes and disease has generated a worldwide effort to identify and sequence the genes of many organisms, including the approximately three billion nucleotide pairs and the estimated 30,000 genes within the human genome. Once researchers identify the genes and their nucleotide sequences, we anticipate that an understanding of the specific function of each of these genes and the role that different genes play in disease will require many years of additional research.

   Proteomics is the analysis of proteins which are encoded by active genes and are the direct cause of diseases in the body. It is believed that there are many more proteins in the human body than genes. The human proteome is years away from being decoded but this task will be simplified as the function of the estimated 30,000 human genes is uncovered. Proteomics is likely to increase in importance in drug discovery labs.

Business Strategy

   Our objectives are to: (1) expand our worldwide leadership position in automating histology labs and (2) leverage the core technologies we have developed for the histology lab into drug discovery labs. Our business strategies to achieve these objectives are as follows:

  . Provide high-quality, innovative and flexible automation systems for tissue analysis. Our position as a leader in the histology lab automation market has been built on innovative automated instrument-reagent systems. Our systems have been designed as broad enabling platforms that permit customers to easily expand their test menu. These automated systems allow for superior patient care by providing anatomical pathologists with higher quality, more consistent and more timely staining than through manual methods. Further, labs benefit by increasing output and reducing labor costs through automation and walk-away convenience.

  . Provide high throughput, value-added testing systems for drug discovery applications. We intend to pursue the same broad strategies in the drug discovery market as we are pursuing in the histology market. We also intend to consider developing relationships with other organizations with complementary skills or technologies, which should allow us to quickly acquire capabilities we need in a rapidly changing market.

  . Maximize placement of our automated systems in histology and drug discovery laboratories both domestically and worldwide. Rapidly automating manual work cells permits us to strengthen our competitive position by establishing a large base of instruments that current or future market entrants must overcome. We estimate that our worldwide installed base of IHC and Special Stains instruments is significantly larger than the combined installed bases of instruments of all of our current competitors. We believe that the size and quality of our direct sales coverage will permit us to maximize instrument placements and maximize revenue stream per placement.

  . Ensure a steady sales stream of consumables for use in these instruments. Each IHC, Special Stain and ISH instrument placed typically provides us with a recurring revenue stream through the sale of reagents and other consumable supplies. Our strategy is to increase this revenue stream by converting all existing manual tests performed by the customer to full automation and by selling the customer all the required reagents for the automated tests. We intend to expand our menu of automated tests over time, which should increase the consumable revenue we receive from each instrument placement, as typically our systems are closed systems which can only be operated with consumables produced by us.

  . Continue ongoing technological development and improvement of our instruments and reagents. We design all of our own products, unlike most of our competitors, who rely on outside design firms to create their instruments. We are developing new instruments and enhancing existing instruments and developing reagents for our installed base of instruments as well as for new products. Our engineering, marketing and reagent research and development organizations work closely with their manufacturing counterparts on all new products to ensure they can be produced cost effectively. We protect our designs with an aggressive intellectual property strategy.

History of the Company

   We were incorporated in California in 1985 by a pathologist practicing at the University of Arizona Medical Center who was interested in automating IHC staining. In 1989 we procured venture capital funding and launched our first instrument-reagent system in 1991. In 1993 we were reincorporated in Delaware. We have launched multiple new systems since then, some of which were developed internally and some of which were acquired.

Our Products

   We market four product lines: tissue processors, IHC staining instruments, Special Stains instruments and ISH staining instruments. All of these instruments use consumables such as reagents, barcode labels, and wicking pads, many of which we sell. Our product offerings are summarized in the table below:

                               Product Offerings

     Instrument          Targeted Customers            Uses               Consumables
     ----------          ------------------            ----               -----------
Renaissance Tissue     Histology Labs         Fix tissue and embed   Yes--but largely
Processor                                     sample in paraffin.    supplied by third
                                                                     parties

TechMate 500 System    Histology Labs         Stain tissue with      10 accessory products
                       Reference Labs         antibodies and         2 detection systems
                                              detection chemistry    30 primary antibodies
                                              to identify proteins.

BenchMark IHC and ISH  Histology Labs         Prepare and stain      16 accessory products
System                 Reference Labs         issue with antibodies  6 detection systems
                                              and detection          30 primary antibodies
                                              chemistry to identify
                                              proteins. Prepare and
                                              stain tissue with
                                              probes and detection
                                              chemistry to help
                                              identify infectious
                                              diseases and genetic
                                              mutations.

NexES IHC System       Histology Labs         Stain tissue with      6 detection systems
                                              antibodies and         214 primary
                                              detection chemistry    antibodies
                                              to identify proteins.

NexES Special Stains   Histology Labs         Stain tissue with      14 accessory products
System                 Reference Labs         chemical dyes to       14 Special Stains
                                              identify
                                              microorganisms and
                                              specific types of
                                              tissue.

Discovery ISH and      Biotechnology          Hybridize nucleic      13 accessory products
IHC System             Companies,             acid microarrays with  2 detection systems
                       Pharmaceutical         ISH probes.
                       Companies, Government  Conduct mRNA studies
                       Labs, Medical          in tissue.
                       Research Labs          Prepare and stain
                                              tissue with
                                              antibodies and
                                              detection chemistry
                                              to identify proteins.

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

 Staining Systems and Associated Reagents

   The principal benefits of automated cellular and tissue analysis using our integrated systems as compared with manual methods are:

  .  improved reliability, reproducibility and consistency of test results;

  .  faster turnaround time for test results;

  .  increased test throughput for the testing;

  .  reduced dependence on skilled technicians;

  . ability to obtain maximum clinical information from minimally-sized biopsies;

  .  ability to document processing protocols;

  . enhanced cellular differentiation through multiple staining on a single slide; and

  .  standardization of slide preparation among institutions.

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

   We currently market three IHC instrument systems with a full line of complementary reagents and accessories. Our line of IHC products includes batch-processing systems targeted to large hospital clinical labs and reference labs and patient priority systems targeted to hospital clinical labs and fast turn around time applications in reference labs. Although our existing batch processing systems are "open," providing the customer with the ability to purchase reagents from either us or other sources, the majority of our United States customers with batch processing systems regularly purchase reagents from us. Our patient priority systems are "closed" in that customers must purchase detection chemistries from us in order to operate the instruments.

   Our TechMate 500 batch processing instruments has a 120-slide capacity and is designed for large volume testing using a single antibody on multiple patient biopsies and research applications in which long incubation times and unique detection chemistries are required. Our batch processing instruments employ capillary action to perform IHC tests. Patient biopsies are placed on capillary gap slides, which maintain a space of predetermined width between adjacent slides when loaded into TechMate 500 systems. Reagents are loaded into disposable reagent trays and programmable software directs the instrument to apply the reagents in the proper sequence. The instrument immerses the bottoms of the slides in the reagents as programmed and the reagents are drawn up the slide and over the tissue specimen by capillary action. After each reagent application and incubation, the instrument removes the reagent from the specimen by placing the slides onto disposable blotting pads. In
North America, we directly manufacture and market reagents for use in our TechMate systems. The TechMate 500 is applicable to both large and moderately sized reference labs and large research labs.

   Our premier IHC system is the BenchMark which was launched in late 2000. We believe this is a revolutionary instrument from two perspectives. First, it automates all of the steps in the IHC workcell from "BTS" (baking through staining), saving up to 90 minutes of manual preparatory work required prior to an IHC run. Second, the BenchMark will perform both IHC and more complex ISH stains. The BenchMark system is barcode driven and is designed for multiple tests on a single patient biopsy with rapid turnaround time and walk-away convenience. A barcode label affixed to each slide positively identifies the slide and the test procedures to be performed. The instrument scans the barcodes on the slides and the reagent dispenses and processes each slide with the unique steps necessary to perform each test. Our proprietary software controls all aspects of the test procedures. The steps of dispensing, incubating (i.e. temperature and time control) and washing are performed by the instrument using a series of proprietary chemical/mechanical methods developed by us. These methods are critical to obtaining precise, sensitive and rapid test results and make the system reliable and easy to use. Typically, the processing of slides on the instrument requires less than two hours.

   The BenchMark is based upon a modular design and an external personal computer operating under a Windows environment for software control. Each module holds up to 20 slides in the reaction chamber and 25 reagents on its reagent carousel. The modular design of the BenchMark and external personal computer permits the linkage of up to eight BenchMark IHC/ISH or NexES Special Stains modules together, creating the capacity to process up to 160 slides. The BenchMark therefore offers users a significant degree of flexibility as users can purchase from one to eight modules depending upon their test volume requirements.

   Reagent products are composed of bulk reagents, for example, reagents that remove paraffin from tissue samples and condition the cells, and dispenser administered reagents such as primary antibodies and detection chemistries, each of which is required for an IHC test. Customers that have patient priority systems must use our detection chemistries on all tests. They have the option of purchasing primary antibodies from us or other sources. Customers who have our batch processing systems have the option of purchasing both antibodies and detection chemistries from us or other sources. Users of a majority of our United States installed batch processing systems regularly purchase reagents from us.

   Our NexES IHC staining system continues to be a key tool in supporting automation of mid-size and smaller volume customer accounts in IHC.

   We sell a line of over 214 primary antibodies for use on our IHC systems. These are used to detect antigens in combination with detection chemistry kits on our instruments. The antibodies we market to perform IHC tests currently account for more than 90% of total IHC test volume.

   We estimate that detection chemistries typically account for approximately 60% of the total expenditures for reagents required to perform IHC tests using our instruments. This figure will decrease as we continue to place BenchMarks. Reagents used to prepare tissue prior to applying a primary antibody will become an important source of revenue to us. We produce a line of detection chemistries for use on both patient priority and batch processing systems which provide the user with standardized reagents, thereby giving the user convenient and rapid results. The detection chemistries have been developed by using proprietary formulations which, when combined with our primary antibodies and other reagents, optimize the results of tests performed on our instruments. These kits generate the visual signal in an IHC reaction at the site where a primary antibody is bound to a specific antigen or molecule in the cell or tissue. The patient priority system utilizes detection kits which include: (i) a DAB Kit which generates a brown color; (ii) an AEC Kit which generates a deep red color; (iii) an Alkaline Phosphatase Red Kit which generates a bright red color; and (iv) an Alkaline Phosphatase Blue Kit which generates a deep blue color. We currently sell DAB and Alkaline Phosphatase Red for use with our batch processing instruments. The detection kits are designed to perform tests on a wide variety of specimens, so a lab can, for example, perform tests on tissue preserved in paraffin and on frozen tissue simultaneously. Our detection chemistries have been formulated to provide long term stability for reproducibility and ease of use as well as a high signal to noise ratio for optimal sensitivity.

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

   The Special Stains module can be operated by the same control computer that operates our NexES IHC modules. Any combination of up to eight Special Stains and IHC modules may be operated by a single control computer. This flexibility enables customers to design a combination Special Stains/IHC system that meets the specific needs of their lab. It also provides future flexibility for handling lab growth.

   The Special Stains module uses a different approach for dispensing reagents than the IHC system. The Special Stains aspiration and dispense system permits us to use a low cost container for our reagents.

   We currently market fourteen different Special Stains kits that we estimate account for approximately 90% of all types of Special Stains performed in histology labs. We plan to expand this test menu in the future so that our Special Stain system can meet more than 95% of most laboratories Special Staining needs. All of our Special Stain kits were developed using proprietary protocols.

   ISH Staining. We entered the ISH staining market with the launch of our GenII system in 1995. The GenII was primarily sold into the drug discovery market although some instruments were placed in histology labs for clinical use. We have not aggressively marketed the GenII in recent years due to high field support requirements and low consumption of reagents and accessories. Our recently launched BenchMark instrument has ISH capability. We plan to leverage this capability with a broad menu of clinical ISH tests. ISH tests to identify Epstein Barr Virus and Cytomegalovirus were launched in late 2000. This menu will be supplemented with the launch of Human Papilloma Virus and Her-2/neu gene amplification tests in early 2001.

   We launched an ISH and IHC staining system for drug discovery labs in December 1999 called the Discovery. The Discovery system can function as a high throughput processor of DNA and RNA microarrays. It can also be used as a high throughput processor of tissue stains used to validate gene drug leads. We anticipate that this system will primarily be sold to companies involved in drug research.

   The Discovery staining system consists of a staining module and a full line of complementary reagents and accessories. The "front-end" of the system is open, permitting researchers to use their own molecular probes in searching for genetic mutations or antibodies in searching for proteins. The "back-end" of the system, consisting of detection chemistry that attaches to the molecular probe or protein and permits the researcher to visualize the target, is closed and must be purchased from us. The only exception to this is where the detection chemistry is mounted on the target probe. This is the case when a fluorescent in situ hybridization, or FISH, stain is performed.

   Like the BenchMark system, the Discovery system incorporates a number of important technological advances over our earlier NexES IHC and Special Staining systems. The principal advantage is the ability to accurately control the reaction temperature. In contrast, the NexES IHC and Special Stain modules heat the entire reaction chamber to a pre-set temperature and maintain that temperature during the entire processing cycle. Individual slide heaters in the Discovery permit an optimal protocol to be developed for each test. It also permits the unwinding or denaturing step that is critical to detecting DNA abnormalities. We have filed a number of patents to protect inventions incorporated into the Discovery system. Many of these inventions are also incorporated in our BenchMark system.

   Our Discovery system is currently being used, or tested for use, in the following drug discovery applications:

  . Processing Nucleic Acid Microarrays. These assays are used to identify genes that are possible targets for drug therapy. Our Discovery instrument can be used to process DNA and RNA assays.

  . Processing Tissue Samples. Companies engaged in drug discovery are confirming gene and protein in traditional tissue slides. Our Discovery instrument can be used to detect gene expression levels in tissue and to identify protein levels in tissue.

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

   Our research and development activities are performed primarily by our staff of 76 employees. These efforts are supplemented by consulting services and assistance from scientific advisors. We spent $11.1 million in 2000, $7.1 million in 1999 and $5.1 million in 1998 on research and development.

 Instrumentation Development Projects

   Our instrumentation development is focused on continuous product improvement and new product development. We believe that the modular platform used by our NexES IHC system has enabled us to develop new products more rapidly. We implemented this strategy with the launch of the NexES Special Stains system in 1998, our Discovery System launched in late 1999 and the BenchMark launched in late 2000. We expect to continue this modular development strategy in the future. We continue to explore new opportunities in instrument systems that add value to our customer, including automating other manual processes in the histology lab.

 Reagent Development Projects

   Our reagent development is divided into five principal areas:

  .  new antibody development;

  .  detection chemistries;

  .  Special Stain chemistries;

  .  ISH clinical chemistries for BenchMark; and

  .  ISH and IHC applications for the Discovery.

   We continue to monitor third-party development of new primary antibodies and will license or purchase these as appropriate. Primary antibodies are used to identify abnormal levels of patient expression which assists pathologists in recommending treatment protocols for cancer patients. We also continue to improve the sensitivity and specificity of our detection chemistries. New detection chemistries with higher signal strength and lower background noise were introduced in early 1999.

   Reagent development also supports the development of new instrument systems. A complete reagent product line was introduced in conjunction with the October 1998 launch of the Special Stain module. Development of reagents to support our Discovery ISH instrument is ongoing. These include applications to hybridize microarrays and to conduct message expression studies in tissue.

Customers

   Our customers consist of clinical histology labs and the drug discovery labs of large pharmaceutical companies, biotechnology companies, government labs and medical research centers. None of our customers accounted for more than 5% of our consolidated revenues in 2000, 1999 or 1998.

Patents and Proprietary Rights

   We have pursued a strategy of patenting key technologies that relate to both the automation and chemistry of analyzing cells and tissues on microscope slides. We presently own 32 United States patents and numerous corresponding foreign patents. We have also filed patent applications in the U.S. and abroad that cover research and development as it relates to existing and future products. In 2000, three of our U.S. patents issued. We also have access to some key technology through exclusive and nonexclusive licenses, such as patented Human Papilloma Virus sequences.

   Our patent portfolio is divided roughly into two segments: instruments and reagents. Patents and applications related to instruments include:

  .  three U.S. patents directed to the Liquid Cover Slip(TM) technology;

  . the suite of patents related to the TechMate instrument that covers all aspects of the instrument including the algorithm for the interleaving of steps of a run;

  .  two separate U.S. patents on reagent dispenser designs;

  .  apparatus for automated IHC tissue staining; and

  .  independently heatable slide staining apparatus.

   Reagent patents and applications include:

  .  tissue fixatives;

  .  hybridization methods and compositions;

  .  IHC staining methods and reagents;

  .  biotin/avidin formulations and methods; and

  . compositions for manual and automated assessment of various types of cancer including breast, leukemia and prostate.

Sales and Marketing

   Our histology lab strategy involves providing customers with superior levels of customer service. We believe this can only be achieved by selling our products directly to customers, rather than through distributors, in our major markets and by controlling our own telephone and field service forces.

   Based on our experience in the industry, we believe we have the world's largest direct sales force covering histology labs. We believe that the size and quality of our direct sales coverage will permit us to maximize instrument placements and maximize revenue stream per placement. This sales force is organized geographically by region in North America and by country internationally. In North America we also have a separate sales organization focused solely on national and key accounts. In North America, Japan and in most major European markets we sell all of our products on a direct basis. In most other countries, we rely on distributors to sell and service our products.

   We also have a dedicated Worldwide Marketing team responsible for identifying new product opportunity, working with R&D on product development and driving revenues worldwide through tactical marketing support.

   We are in the process of building separate tactical marketing and sales organizations in North America, Western Europe and Japan to cover the drug discovery labs of biotechnology and pharmaceutical companies and medical research labs. These sales forces will primarily promote our Discovery instruments and related consumables.

   In addition to maintaining direct sales organizations in our major markets, we also maintain direct customer telephone and field service operations. This permits us to maintain a close relationship with our customers which we hope to leverage from instrument placement, through reagent and consumable sales to instrument replacement. This relationship will also allow us to provide high quality and rapid service in response to customer feedback.

   We also have a comprehensive customer education program, which includes on-site technical training in instrument use, user group meetings and sponsored national teleconferences with leading medical experts who regularly update our customers on diagnostic and testing developments.

Competition

   We face a wide array of different competitors in the histology lab and drug discovery markets. In many product segments our competitors have substantially greater experience than us and far greater name recognition by our customers. In most product segments competition is intense and is based on product performance and price, the breadth of a company's product line, and after-sales service.

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

   Direct competition currently comes from four competitors who market instrument-reagent IHC staining systems. The competitors are Dako, a privately held Danish company that dominates the market for manual IHC reagents; BioGenex Laboratories, Inc., a privately held U.S. company that markets its own instrument and line of reagents; LabVision Corporation, a subsidiary of publicly traded Sybron Corporation, supplies Dako with instruments and also markets its own instruments both on a direct basis and through distributors in most major markets and Diagnostics Products Corp., which markets a high volume IHC slide stainer, principally in Europe.

   Two automated Special Staining systems compete with our Special Staining module. CytoLogix Corp., a venture-backed, U.S.-based, early-stage company markets the Artisan Staining System. The CytoLogix system has expanded its menu of reagents to include IHC stains and potentially ISH stains. BioGenex also markets a line of Special Stains instruments called Optimax which was originally designed for IHC staining. We believe that the initial success we have enjoyed in automating the Special Stains market will attract additional competitors.

 Drug Discovery

   The two principle drug discovery applications we are focusing on are hybridizing nucleic acid microarrays and conducting messenger RNA expression studies in tissue. Other companies providing nucleic acid microarray hybridizers include Genomic Solutions, Inc. and Molecular Dynamics, subsidiary of publicly traded Amersham Pharmacia Biotech. We do not currently face any other competitors that provide automated systems for conducting messenger RNA studies in tissue. We also sell Discovery IHC staining capabilities to drug discovery labs. Other competitors providing this capability include our clinical IHC competitors Dako and BioGenex, among others.

Manufacturing

   We manufacture all of our own instruments except the TechMate 500 system. This product is produced by a third-party manufacturer and accounts for only a small portion of our total sales. We maintain three manufacturing facilities-- an instrument manufacturing facility located in Tucson, Arizona, a separate reagent manufacturing facility also located in Tucson, Arizona and a second reagent manufacturing facility located in Gaithersburg, Maryland. We have announced plans to relocate our Gaithersburg, Maryland facility and consolidate our manufacturing operations in the third quarter of 2001 into our new facility under construction near Tucson, Arizona.

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

Contracts

   We place instruments through direct sales, including nonrecourse leases, instrument rentals and our Performance Evaluation Period program. The program is intended to permit a customer to use an instrument, generally for a period of up to three months, provided that the customer purchases all the consumables needed to operate the instrument from us. At the end of the three-month period, the customer elects to purchase, rent or return the system. For placement of instruments under this program, we incur the cost of manufacturing instruments and we recognize revenue only at the time the instrument is either sold or rented rather than at the time of instrument placement.

Employees

   As of December 31, 2000 we had approximately 515 full-time employees, including our 12 officers.

Cautionary Factors That May Affect Future Results

Risks Relating to              Our ability to sustain revenue growth and
Availability of Third-Party    profitability may depend on the ability of our
Reimbursement and Potential    customers to obtain adequate levels of third-
Adverse Effects of Health      party reimbursement for use of certain
Care Reform                    diagnostic tests in the United States, Europe
                               and other countries. Currently, the
                               availability of third-party reimbursement is limited and uncertain for some IHC tests.

                               In the United States, our products are
                               purchased primarily by medical institutions and laboratories which bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients. Third-party payors may deny reimbursement to our customers if they determine that a prescribed device or diagnostic test has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The success of our products may depend on the extent to which appropriate reimbursement levels for the costs of such products and related treatment are obtained by our customers from government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs.

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

A reduction in government      A portion of our products are sold to
funding to research centers    universities, research laboratories, private
will reduce their ability to   foundations and other institutions where
purchase our products          funding is dependent upon grants from
                               government agencies, such as the National
                               Institutes of Health. Research funding by the government could be significantly reduced. Any such reduction may materially affect the ability of many of our research customers to purchase our products.

Future operating results may   Our operating results may fluctuate depending
fluctuate depending on:        on sales of instruments and sales of reagents.
                               If our actual earnings in a given quarter under perform analyst estimates, our stock price could be adversely affected.

 --how many instruments we     The initial placement of an instrument is
   sell and under what terms   subject to a longer, less consistent sales
   they are sold               cycle than the sale of reagents, which begin
                               and are typically recurring once an instrument is placed. Instruments are typically sold in the latter part of a quarter and in the fourth quarter of the year due to capital expenditure buying patterns of our customers. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales and instruments placed through
                               Performance Evaluation Period programs and rentals. Our future operating results are likely to fluctuate substantially from period to period because instrument sales are likely to remain an important part of revenues in the near future.

 --changes in our sales        Historically we have experienced turnover in
   force                       our sales force. A portion of our sales force
                               is new and we have recently restructured our sales program. If we fail to replace members of our sales force in a timely manner or if our training programs are not successful, it may adversely affect our ability to sell instruments and reagents.

 --how much reagent our        In addition, average daily reagent use by
   customers use               customers may fluctuate from period to period,
                               which may contribute to future fluctuations in revenues.

 --our operating results may   Other factors that may result in fluctuations
   be effected by other        in operating results include:
   factors

                               . the timing of new product announcements and the introduction of new products and new technologies by us and our competitors;

                               .  our ability to collect receivables and
                                  maximize payables;

                               .  market acceptance of our current or new
                                  products;

                               . quarter-to-quarter buying patterns of our customers;

                               .  developments with respect to regulatory
                                  matters;

                               . availability and cost of raw materials from our suppliers;

                               .  competitive pricing pressures;

                               .  increased research and development expenses;
                                  and

                               .  increased marketing and sales expenses
                                  associated with the implementation of our market expansion strategy for our instrument and reagent products.

Our inability to protect our   Our inability to protect our patents and other
patents and other              proprietary rights could adversely affect our
proprietary rights could       business. We currently hold 32 United States
adversely affect our           patents and numerous corresponding foreign
business                       patents and we have filed additional United
                               States and foreign patent applications. The expiration dates of our issued United States patents range from September 2005 to November
                               2013.

 --we now own a number of      We cannot assure you that our patent
   U.S. patents and we have    applications will result in patents being
   applied for others but we   issued or that any issued patents will provide
   cannot assure you that we   adequate protection against competitive
   will be issued new          technologies or will be held valid if
   patents                     challenged. Others may independently develop
                               products or processes similar to ours or design around or otherwise circumvent our patents.

 --we cannot be sure that we   We cannot be certain that we were the first
   were the first to create    creator of inventions covered by our patents or
   any of our inventions       pending patent applications or that we were the
   because of the way the      first to file patent applications for such
   U.S. patent system works    inventions. Patent applications in the United
                               States are maintained in secrecy until patents are issued and publication of discoveries in scientific literature tends to lag behind actual discoveries by several months.
                               Therefore, we cannot be certain that we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for such inventions.

 --if we are using             We may have to participate in "interference"
   inventions that have been   proceedings declared by the United States
   patented by others we       Patent and Trademark Office to determine the
   would have to stop using    priority of inventions. This could result in
   the invention, obtain a     substantial costs for us. If any of the claims
   license for it or           of third-party patents that purport to
   redesign our product to     interfere with one of our patents or patents
   get around the relevant     pending are upheld as valid and enforceable, we
   patent                      could be prevented from using the subject
                               matter claimed in those patents. Alternatively, we would be required to obtain licenses from the patent owners of each of those patents or to redesign our products or processes to avoid infringement. We cannot assure you that we would be able to obtain a license or, if we could, that the terms available would be acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement.

 --if we cannot get a          If we do not obtain the necessary licenses, we
   license from the owner of   could be subject to litigation and we could
   a patent and we cannot      encounter delays in product introductions while
   design around the patent    we attempt to design around such patents.
   we may be subject to        Alternatively, the development, manufacture or
   litigation                  sale of such products could be prevented.
                               Litigation would result in significant cost to us as well as diversion of management time. We cannot predict the outcome of this type of litigation. If litigation is decided against us, our results of operations would suffer.

 --we also rely on trade       We also rely upon trade secret protection for
   secret protection for our   our confidential and proprietary information.
   confidential and            We cannot assure you that others will not
   proprietary information     independently develop proprietary information
                               or techniques similar to ours, gain access to our trade secrets or disclose our technology, or that we can effectively protect our trade secrets. If we are forced to litigate to protect our trade secrets we would have to absorb significant costs as well as diversion of our management. If any of the litigation we undertake is unsuccessful and results in the disclosure of our trade secrets our results of operations would suffer.

 --we cannot assure you that   Our policy is to require our employees,
   confidentiality             consultants and significant scientific
   agreements with our         collaborators to sign confidentiality
   employees, consultants      agreements when they begin work with us. These
   and collaborators will      agreements generally provide that all
   serve their intended        confidential information developed or made
   purpose                     known to the individual during the course of
                               the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances.
                               Agreements with employees provide that all inventions conceived by the individual while working for us are our exclusive property.
                               However, we cannot assure you that these agreements will not be broken or that they will provide meaningful protection or adequate remedies for unauthorized use or disclosure of our trade secrets.

Effectively managing our       We have grown and continue to grow rapidly both
growth may be difficult        by adding new products and hiring new
                               employees. This growth is likely to place a significant strain on our managerial, accounting, operational and financial resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we are not successful in managing our expanding operations effectively, we may experience operating problems such as customer service issues, reduced sales, and internal operating issues.

                               Some of our senior management have only
                               recently joined us. Of the 12 employees listed in the management section of this prospectus, 3 have worked for us less than one year. We cannot assure you that our management will be able to effectively or successfully manage our growth.

Our ability to develop new     Our future growth and profitability will be
products will be important     dependent, in large part, on our ability to
to our success:                develop, introduce and market new instruments
                               and reagents used in diagnosing and selecting appropriate treatment for cancer and additional disease states. Our products could also be rendered obsolete or noncompetitive by virtue of technological innovations in the fields of cellular or molecular diagnostics.

 --our ability to develop      We depend in part on the success of medical
   new products is partly      research done by others in developing new
   dependent on the work of    antibodies, nucleic acid probes and clinical
   others and our ability to   diagnostic procedures that can be adapted for
   license their work          use in the our systems. We will then need to
                               license certain of these technologies. We may not be able to get these licenses on terms that would allow us to economically develop and market new instruments. If this were to occur our operating results would suffer.

 --if any of our products      We have products that are currently under
   under development or        development, initial testing or preclinical or
   those planned for           clinical evaluation and we have other products
   development are not         that are scheduled for future development.
   successful our operating    These products:
   results would suffer

                               . may prove to be unreliable from a diagnostic standpoint;

                               .  may be difficult to manufacture in an
                                  efficient manner;

                               . may fail to receive necessary regulatory clearances;

                               .  may not achieve market acceptance; or

                               .  may encounter other unanticipated
                                  difficulties.

                               If any of these things were to occur our operating results would suffer.

A large portion of our         A significant portion of our expense levels are
expenses are fixed so if our   based on our expectation of a higher level of
revenues are below             revenues in the future and are relatively fixed
expectations we may not        in nature. Therefore, if revenue levels are
perform as expected            below expectations, operating results in a
                               given period are likely to be adversely
                               affected because we will not be able to spread these expenses over a larger revenue base.

We need to persuade the        The use of automated systems to perform
medical community of the       diagnostic tests is relatively new.
benefits of our products in    Historically, the diagnostic tests performed by
order to be successful         our systems have been performed manually by
                               laboratory personnel. Our ability to sell our products will be largely dependent on our ability to persuade the medical community of the benefits of automated diagnostic testing using our products. The quality and price of our products as compared to manual testing and as to our competitor's products will affect acceptance and sales of our products.

Our products are subject to    The manufacturing, marketing and sale of our
extensive government           products are subject to extensive government
regulation in the U.S. and     regulation in the U.S. and in other countries.
abroad                         The process of obtaining and maintaining
                               regulatory approval can be lengthy, expensive and uncertain.

 --in the U.S. our products    In the U.S. the FDA regulates, as medical
   are regulated as medical    devices, instruments, diagnostic tests and
   devices by the FDA          reagents that are traditionally manufactured
                               and commercially marketed as finished test kits or equipment. Some clinical laboratories, however, choose to purchase individual reagents intended for specific analyses and develop and prepare their own finished diagnostic tests.
                               The FDA has recently promulgated a rule that regulates the reagents sold to clinical laboratories as analyte specific reagents. The rule restricts sales of these reagents to clinical laboratories certified under the
                               Clinical Laboratory Improvement Amendments of
                               1988, or CLIA, as high complexity testing laboratories. We intend to market some diagnostic products as finished test kits or equipment and others as individual reagents;
                               consequently, some of these products are regulated as analyte specific reagents.

 --the specific requirements   The Federal Food, Drug, and Cosmetic Act
   that we must follow are     governs the design, testing, manufacture,
   contained in the Federal    safety, efficacy, labeling, storage, record
   Food, Drug, and             keeping, approval, advertising and promotion of
   Cosmetic Act                our products. There are two principal FDA
                               regulatory review paths for medical devices:
                               the 510(k) pre-market notification process and the pre-market approval, or PMA, process. The
                               PMA process typically requires the submission of more extensive clinical data and is costlier and more time-consuming to complete than the 510(k) process.

 --Medical devices require     Medical devices generally require FDA approval
   FDA approval prior to       or clearance prior to being marketed in the
   being marketed in the       United States. The process of obtaining FDA
   U.S.                        clearances or approvals necessary to market
                               medical devices can be time-consuming,
                               expensive and uncertain, and we cannot assure you that any clearance or approval we seek will be granted or that FDA review will not involve delays which would harm our ability to market and sell our products.

                               Further, clearances or approvals may be
                               conditional in that they place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. We can also not assure you that the FDA will not require additional data, require us to conduct further clinical studies or obtain a PMA causing us to incur further cost and delay.

 --although our IHC and ISH    With respect to automated IHC testing
   products have not needed    functions, our instruments have been
   510(k) approval to date     categorized by the FDA as automated cell
   some of our future          staining devices and have been exempted from
   products may                the 510(k) notification process. To date, ISH
                               tests have not received FDA approval or
                               clearance and, therefore, use of the Discovery for ISH tests will be restricted to research applications. New instrument products that we may introduce could require future 510(k) clearances.

 --some of our antibody        Certain antibodies that we may wish to market
   products may require PMA    with labeling indicating that they can be used
   approval if we market       in the diagnosis of particular diseases may
   them in a certain way       require PMA approval. In addition, the FDA has
                               proposed that some of the antibody products that we may wish to market be subjected to a pre-filing certification process. Certain of our products are currently sold for research use and are labeled accordingly.

 --if we do not comply with    If we do not comply with applicable regulatory
   regulatory requirements,    requirements we could be subject to, among
   or we fail to get           other consequences, fines, injunctions, civil
   approval for our            penalties, suspensions or loss of regulatory
   products, our results of    approvals, recalls or seizures of products,
   operations would suffer     operating restrictions and criminal
                               prosecutions. In particular, the FDA enforces regulations prohibiting the marketing of products for non-indicated uses. In addition, governmental regulations may be established that could prevent or delay regulatory approval of our products. Delays in or failure to receive approval of products we plan to introduce, loss of or additional restrictions or limitations relating to previously received approvals, other regulatory action against us or changes in the applicable regulatory climate could individually or in the aggregate cause our results of operations to suffer.

 --we and our customers are    We are also required to register as a medical
   inspected for compliance    device manufacturer with the FDA and are
   with FDA regulations        inspected on a routine basis by the FDA for
                               compliance with their regulations. Our clinical laboratory customers are subject to CLIA, which is intended to ensure the quality and reliability of medical testing.

 --other laws and              In addition to these regulations, we are
   regulations may adversely   subject to numerous federal, state and local
   affect our operations       laws and regulations relating to such matters
                               as safe working conditions and environmental matters. We cannot assure you that these laws will not adversely affect our results of operations in the future.

There are risks associated     We may make additional acquisitions of
with the acquisition of        complementary businesses, products or
businesses, products or        technologies in the future. Acquisitions of
technologies                   companies, divisions of companies, or products
                               entail numerous risks, including:

                               .  the potential inability to successfully
                                  integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value;

                               .  diversion of management's attention; and

                               .  loss of key employees of acquired
                                  operations.

 --acquisitions may not be     We cannot assure you that we will not incur
   profitable and returns      problems with respect to any future
   may not justify the price   acquisitions, or that any future acquisitions
   we paid                     will increase our profitability. We can also
                               not assure you that we will realize value from any acquisitions which would justify the consideration paid. Any problems like these could cause our results of operations to suffer.

 --we may issue more stock,    Any future acquisitions may also result in the
   borrow more money, incur    issuance of shares of our equity securities,
   one-time expenses or        including our common stock. The issuance of
   create goodwill             additional shares of our common stock could
                               affect the market price. We might also borrow more money, have large one-time write-offs and create goodwill or other intangible assets that could result in amortization expense. These factors may cause our results of operations to suffer.

We might be affected if a      In the future, our ability to sell instruments
competitor develops and        and reagents might be affected by the design of
markets a new instrument       our systems, which require that customers buy
that uses cheaper reagents     their reagents from us. This would be
                               especially true if and to the extent that competitors are successful in developing and introducing new IHC instruments or if they offer reagent supply arrangements having pricing or other terms more favorable than those offered by us. Increased competition in reagent supply could also affect sales of reagents to batch processing instrument customers since those instruments do not require the use of our reagents.

We depend on key personnel     We are dependent upon the retention of
with whom we have no           principal members of our management, Board of
employment contracts           Directors, scientific, technical, marketing and
                               sales staff and the recruitment of additional personnel. We do not have employment agreements with any of our executive officers and we do not maintain "key person" life insurance on any of our personnel. We compete with other companies, academic institutions, government entities and other organizations for qualified personnel. If we could not hire or retain qualified personnel it would cause our results of operations to suffer.

Manufacturing Risks

 --as we increase production   We have only manufactured patient priority
   of our products we may      instruments and reagents for commercial sale
   experience problems in      since late 1991, and manufacturing of our
   production                  Techmate 500 instrument is performed by third
                               parties. As we continue to increase production of such instruments and reagents and develop and introduce new products, we may from time to time experience difficulties in manufacturing.
                               We must continue to increase production volumes of instruments and reagents in a cost-effective manner in order to be profitable.

 --we must stay in             To increase production levels, we will need to
   compliance with the rules   scale-up our manufacturing facilities, increase
   and regulations of          our automated manufacturing capabilities and
   various agencies as we      continue to comply with FDA Quality Systems
   increase production         Regulations and other standards prescribed by
                               various federal, state and local regulatory agencies in the United States and other countries, including the ISO 9000 Series certifications.

 --our operating results       We cannot assure you that manufacturing and
   would suffer if we          quality problems will not arise as we increase
   experienced either          our manufacturing operations or that such
   production or quality       scale-up can be achieved in a timely manner or
   problems                    at a commercially reasonable cost.
                               Manufacturing or quality problems or
                               difficulties or delays in manufacturing scale-up would affect our operating results.

We depend on key suppliers     Our reagent products are formulated from both
to provide some of the         chemical and biological materials using
components and raw materials   proprietary technology as well as standard
for our reagents; if that      processing techniques. We currently purchase
supply is interrupted our      some components and raw materials, primarily
results of operations could    antibodies, that we use to make our reagent
suffer                         products from single-source vendors. We cannot
                               assure you that the materials or reagents we need will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a material adverse effect on our ability to manufacture our products until a new source of supply is obtained. Finding and using alternative or additional suppliers could be time consuming and expensive.

We rely on others to make      A number of the components used to make our
certain custom parts for our   instruments are made on a custom basis to our
instruments, if these parts    specifications and are currently available from
were not delivered on time     a limited number of sources. If the supply of
or not at all our results of   materials or components from any of these
operations would suffer        vendors were delayed or interrupted for any
                               reason or if the quality or reliability of the materials or components is not adequate for use in our instruments, our ability to make instruments in a timely fashion could be impaired and our results of operations would suffer.

Some of our manufacturing      Certain of our manufacturing processes,
processes involve the use of   primarily those involved in manufacturing
environmentally hazardous      certain of our reagent products, require the
materials                      use of potentially hazardous and carcinogenic
                               chemicals. We are required to comply with applicable federal, state and local laws regarding the use, storage and disposal of these materials.

 --we could incur              We currently use third-party disposal services
   substantial liability if    to remove and dispose of the hazardous
   it is found that either     materials we use. We could in the future
   we or the third party       encounter claims from individuals, governmental
   disposal service we use     authorities or other persons or entities in
   has violated any            connection with exposure to or disposal or
   environmental laws          handling of these hazardous materials or
                               violations of environmental laws by our
                               contractors or us. We could also be required to incur additional expenditures for hazardous materials management or environmental compliance. The costs associated with environmental claims, violations of environmental laws or regulations, hazardous materials management and compliance with environmental laws could cause our results of operations to suffer.

We cannot assure you that we   We anticipate that our existing capital
will be able to fund our       resources and available borrowing capacity
future capital requirements    under our revolving credit line will be
through internal sources,      adequate to satisfy our capital requirements
our existing line of credit    for the next 12 months. Our future capital
or from other sources          requirements will depend on many factors
                               including:

                               . the extent to which our products gain market acceptance;

                               . the mix of instruments placed through direct sales or through our performance evaluation period;

                               .  progress of our product development
                                  programs;

                               .  competing technological and market
                                  developments;

                               .  expansion of our sales and marketing
                                  activities;

                               .  the cost of manufacturing scale-up
                                  activities;

                               .  possible acquisitions of complementary
                                  businesses, products or technologies; and

                               . our ability to sustain profitability and timing of regulatory approvals.

                               We may require additional capital resources and we cannot assure you that capital will be available to the extent required, on terms acceptable to us or at all. Any such future capital requirements could result in the issuance of our equity securities, which may affect the market price of our common stock and would dilute our existing stockholders.

Item 2. Properties

   Currently, our U.S. research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 90,000 square feet of leased space in Tucson, Arizona and Gaithersburg, Maryland. The leases for these facilities expire at various times between January 2002 and November 2004, subject to renewal terms. In May 2000, we purchased vacant land in Tucson and initiated construction of a 182,400 square foot mixed-use facility to house all of our operations that are now resident in various locations around Tucson. Our expected completion date is the third and fourth quarters of 2001. Manufacturing will move into the new facility in the third quarter of 2001. R&D and administration will move in the fourth quarter of 2001. In cases where leases on current facilities expire prior to the completion of this facility, we plan to negotiate month-to-month lease arrangements.

   Currently, our European headquarters operations are located in an office building we own that consists of 39,000 square feet in Strasbourg, France. This building was acquired in June 2000 and financed through a sale/leaseback. We have leased approximately half of the building square footage to a third party.

   Our Japanese operations are located in 3,000 square feet of leased office space in Tokyo. We moved into this space in July 2000 and signed a 2 year lease that expires in July, 2002.

   Once we complete the construction of the new Tucson facility we believe that we will have sufficient space for the foreseeable future.

Item 3. Legal Proceedings

   In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, Tse, et al. v. Ventana Medical Systems, Inc., et al. No. 97-37, against the Company and certain of its directors and stockholders in the United States District Court for the District of Delaware. The complaint alleged, among other things, that the company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders' consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs seek compensatory damages in excess of the principal amount of their BioTek notes, as well as punitive damages, and fees and costs.

   On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, we filed a motion to dismiss plaintiffs' Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part our motion to dismiss. The Court dismissed plaintiffs' claims based upon the North Carolina securities laws and California's insider-trading statute. Plaintiffs' surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, we filed a motion for summary judgment on all of plaintiffs' remaining claims. On November 22, 2000, the Court issued an Order granting our motion for summary judgment in its entirety. Plaintiffs filed a notice of appeal on December 8, 2000 and will file their appellate brief in May 2001. Based on the facts known to date, we believe that the claims are without merit and we will vigorously defend this suit.

   On April 1, 1999, a shareholder derivative and class action suit was filed in the Court of Chancery for the State of Delaware entitled Leung v. Ventana Medical Systems, Inc., et al., C.A. No. 17089. Plaintiff, who is related to the plaintiffs in the above federal securities action, alleges breach of fiduciary duty and breach of contract relating to our merger with BioTek and the related conversion of BioTek notes into Ventana notes, as well as our decision to compensate two of our directors by selling Ventana stock to them at a fixed price. On May 6, 1999, we filed a motion to dismiss, or in the alternative, to stay this action in favor of the federal securities action. These motions were heard on October 18, 1999, and on February 29, 2000, the Court granted our motion, dismissing the action in its entirety. Plaintiff filed his notice of appeal on October 24, 2000, and all appellate briefing was completed in March 2001. The hearing of this appeal is not specifically scheduled but the

Delaware Supreme Court has indicated that the hearing will take place in May 2001. Based on the facts known to date, we believe that the claims are without merit and we intend to vigorously defend this suit.

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

   CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CytoLogix v. Ventana, Case No. CV 12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix's trade secrets related to individual slide heating and incorporated such secrets into our Discovery and BenchMark instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery and BenchMark instruments. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, this litigation is in an early stage and the results of the proceeding are uncertain and there can be no assurance to that effect.

   The second is CytoLogix v. Ventana, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. CytoLogix seeks to invalidate our German patent (no. DE 69117052.5) which covers various aspects of our automated slide staining system. We believe we can defend this patent through the Nullity proceeding, however because this action is relatively new, results of the proceeding are uncertain and there can be no assurance to that effect. We have responded to this action and now await further orders from the German Federal Patent Court.

   The third action is CytoLogix v. Ventana, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix's patent No. 6,180,061, entitled "Moving Platform Slide Stainer with Heating Elements," and was later amended to add U.S. Patent No. 6,183,693, issued Feb. 7, 2001, entitled "Random Access Slide Stainer with Independent Slide Heating Regulation," both assigned to CytoLogix Corporation. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery and BenchMark instruments. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, this litigation is in an early stage and the results of the proceeding are uncertain and there can be no assurance to that effect.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Our common stock is listed on the NASDAQ National Market. The closing price of our common stock on December 29, 2000 was $18.50. The following table shows the high and low bid prices in dollars per share for the last two years as reported by NASDAQ. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown.

                                                                   Low    High
                                                                  ------ ------
     Year Ended December 31, 1999
     First Quarter............................................... $16.75 $23.88
     Second Quarter.............................................. $17.13 $28.63
     Third Quarter............................................... $13.75 $22.25
     Fourth Quarter.............................................. $15.69 $34.75

     Year Ended December 31, 2000
     First Quarter............................................... $21.63 $69.50
     Second Quarter.............................................. $23.00 $49.25
     Third Quarter............................................... $20.00 $28.63
     Fourth Quarter.............................................. $17.06 $33.00

   As of December 31, 2000, there were approximately 3,600 beneficial holders of our common stock.

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

Item 6. Selected Financial Data

                      Selected Consolidated Financial Data

                                        Year Ended December 31,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Statement of Operations
 Data:
Sales:
  Reagents and other........  $ 15,538  $ 22,905  $ 31,967  $ 45,340  $ 49,682
  Instruments...............     8,591     9,248    15,737    24,069    21,467
                              --------  --------  --------  --------  --------
    Total net sales.........    24,129    32,153    47,704    69,409    71,149
Cost of goods sold..........    10,632    11,138    14,542    21,218    36,377
                              --------  --------  --------  --------  --------
Gross Profit................    13,497    21,015    33,162    48,191    34,772
Operating expenses:
  Selling, general and
   administrative...........    11,206    16,953    23,805    32,381    43,800
  Research and development..     2,749     3,050     5,057     7,078    11,116
  Nonrecurring expenses.....    10,262     1,656     3,160       --      4,519
  Amortization of
   acquisition costs........       424       509       599     1,051     1,474
                              --------  --------  --------  --------  --------
(Loss) income from
 operations.................   (11,144)   (1,153)      541     7,681   (26,137)
Other (expense) income......      (137)      781     1,089      (370)    1,346
                              --------  --------  --------  --------  --------
(Loss) income before taxes
 and cumulative effect of
 accounting change..........   (11,281)     (372)    1,630     7,311   (24,791)
Benefit from (provision for)
 income taxes...............       --        --        --      5,500      (350)
                              --------  --------  --------  --------  --------
(Loss) income before
 cumulative effect of
 accounting change..........   (11,281)     (372)    1,630    12,811   (25,141)
Cumulative effect of
 accounting change, net of
 tax(1).....................       --        --        --        --     (2,154)
                              --------  --------  --------  --------  --------
    Net (loss) income.......  $(11,281) $   (372) $  1,630  $ 12,811  $(27,295)
                              ========  ========  ========  ========  ========
Amounts per common share,
 diluted:
  (Loss) income before
   cumulative effect of
   accounting change........  $  (1.22) $   (.03) $    .11  $    .88  $  (1.70)
  Cumulative effect of
   accounting change........       --        --        --        --      (0.15)
                              --------  --------  --------  --------  --------
    Net (loss) income per
     share, diluted.........  $  (1.22) $   (.03) $    .11  $    .88  $  (1.85)
                              ========  ========  ========  ========  ========
Pro forma (loss) income
 assuming the accounting
 change is applied
 retroactively:
  Net (loss) income.........  $(11,793) $   (523) $  1,282  $ 11,668  $(25,141)
  Net (loss) income per
   common share, diluted....  $  (1.28) $  (0.04) $   0.09  $   0.80  $  (1.70)

Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.....  $ 11,067  $ 18,902  $  2,424  $  1,787  $ 38,512
Long-term debt and
 redeemable preferred
 stock......................    12,500       471     1,907     2,044     3,408
Working capital.............    15,888    28,524    22,277    28,408    49,977
Total assets................    32,410    48,352    56,280    73,161   109,582
Accumulated deficit.........   (33,410)  (33,782)  (32,152)  (19,341)  (46,636)
Total stockholders' equity..    15,270    42,403    45,784    60,500    87,088

--------
(1) During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000. The cumulative effect of adopting this new accounting principle amounted to a charge of $2,154, net of tax.

   The following table contains summary unaudited quarterly consolidated statements of operations for the four quarters ended December 31, 2000 and the four quarters ended December 31, 1999. We have prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations beginning on page F-3. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                               Summary Quarterly
                     Condensed Consolidated Financial Data

                                         Year Ended December 31, 2000
                          -----------------------------------------------------------------
                                   Restated            Restated           Restated
                           First    First     Second    Second    Third    Third    Fourth
                          Quarter  Quarter   Quarter   Quarter   Quarter  Quarter   Quarter
                          -------  --------  --------  --------  -------  --------  -------
                                     (in thousands, except per share data)
Statement of Operations
 Data:
Sales:
  Reagents and other....  $12,001  $12,001   $ 12,304  $ 12,304  $12,703  $12,703   $12,674
  Instruments...........    5,828    5,125      5,436     6,419    4,899    5,196     4,727
                          -------  -------   --------  --------  -------  -------   -------
   Total net sales......   17,829   17,126     17,740    18,723   17,602   17,899    17,401
Cost of goods sold......    6,134    5,970     18,464    18,782    5,733    5,786     5,839
                          -------  -------   --------  --------  -------  -------   -------
Gross profit (loss).....   11,695   11,156       (724)      (59)  11,869   12,113    11,562
Operating expenses:
  Selling, general and
   administrative.......    1,984    1,984      3,461     3,461    2,665    2,665     3,006
  Research and
   development..........    7,960    7,960     14,930    14,930    9,816    9,816    11,094
  Nonrecurring
   expenses.............      --       --       4,519     4,519      --       --        --
  Amortization of
   acquisition costs....      278      278        391       391      381      381       424
                          -------  -------   --------  --------  -------  -------   -------
Income (loss) from
 operations.............    1,473      934    (24,025)  (23,360)    (993)    (749)   (2,962)
Other (expense) income..      (48)     (48)       452       452      508      508       434
                          -------  -------   --------  --------  -------  -------   -------
Income (loss) before
 taxes and cumulative
 effect of accounting
 change.................    1,425      886    (23,573)  (22,908)    (485)    (241)   (2,528)
(Provision for) benefit
 from income taxes......     (456)    (350)       106       --       --       --        --
                          -------  -------   --------  --------  -------  -------   -------
Income (loss) before
 cumulative effect of
 accounting change......      969      536    (23,467)  (22,908)    (485)    (241)   (2,528)
                          -------  -------   --------  --------  -------  -------   -------
Cumulative effect of
 accounting change, net
 of tax(1)..............      --    (2,154)       --        --       --       --        --
                          -------  -------   --------  --------  -------  -------   -------
     Net income (loss)..  $   969  $(1,618)  $(23,467) $(22,908) $  (485) $  (241)  $(2,528)
                          =======  =======   ========  ========  =======  =======   =======
Per Share Data:
  Income (loss) before
   cumulative effect of
   accounting change:
   --Basic..............  $   .07  $   .04   $  (1.55) $  (1.52) $  (.03) $  (.02)  $  (.17)
   --Diluted............  $   .06  $   .03   $  (1.55) $  (1.52) $  (.03) $  (.02)  $  (.17)
Net Income:
   --Basic..............  $   .07  $  (.11)  $  (1.55) $  (1.52) $  (.03) $  (.02)  $  (.17)
   --Diluted............  $   .06  $  (.11)  $  (1.55) $  (1.52) $  (.03) $  (.02)  $  (.17)
Shares used in computing
 net income (loss) per
 share, basic...........   14,305   14,305     15,097    15,097   15,186   15,186    15,307
                          =======  =======   ========  ========  =======  =======   =======
Shares used in computing
 net income (loss) per
 share, diluted.........   16,467   16,467     15,097    15,097   15,186   15,186    15,307
                          =======  =======   ========  ========  =======  =======   =======

--------
(1) During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Statement No. 3, Reporting Financial Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first three quarters of 2000 which had been previously reported have been restated. No restatement of 1999 is required under the implementation guidance of Staff Accounting Bulletin No. 101.

                               Summary Quarterly
                     Condensed Consolidated Financial Data
                                  (Continued)

                                             Year Ended December 31, 1999
                                            ---------------------------------
                                             First   Second    Third  Fourth
                                            Quarter  Quarter  Quarter Quarter
                                            -------  -------  ------- -------
                                            (in thousands, except per share
                                                         data)
Statement of Operations Data:
Sales:
  Reagents and other....................... $10,512  $11,589  $11,679 $11,560
  Instruments..............................   5,120    4,726    4,733   9,490
                                            -------  -------  ------- -------
    Total net sales........................  15,632   16,315   16,412  21,050
Cost of goods sold.........................   4,988    4,765    5,148   6,317
                                            -------  -------  ------- -------
Gross profit...............................  10,644   11,550   11,264  14,733
Operating expenses:
  Selling, general and administrative......   7,399    7,875    7,829   9,278
  Research and development.................   1,629    1,908    1,696   1,845
  Nonrecurring expenses....................     253      258      256     284
                                            -------  -------  ------- -------
  Amortization of acquisition costs........   1,363    1,509    1,483   3,326
  Other (expense) income...................      24      (22)      44    (416)
                                            -------  -------  ------- -------
  Income before income taxes...............   1,387    1,487    1,527   2,910
  (Provision for) benefit from income
   taxes...................................    (138)     138      --    5,500
                                            -------  -------  ------- -------
      Net income........................... $ 1,249  $ 1,625  $ 1,527 $ 8,410
                                            =======  =======  ======= =======
Net income per common share:
  --Basic.................................. $   .09  $   .12  $   .11 $   .62
                                            =======  =======  ======= =======
  --Diluted................................ $   .09  $   .11  $   .11 $   .56
                                            =======  =======  ======= =======
Pro forma amounts assuming the accounting
 changes are applied retroactively:
  Net income............................... $   925  $ 1,844  $ 1,724 $ 7,175
                                            =======  =======  ======= =======
Net Income per common share:
  --Basic.................................. $   .07  $   .14  $   .13 $   .53
                                            =======  =======  ======= =======
  --Diluted................................ $   .06  $   .12  $   .12 $   .48
                                            =======  =======  ======= =======
Shares used in computing net income per
 share, basic..............................  13,404   13,462   13,520  13,551
                                            =======  =======  ======= =======
Shares used in computing net income per
 share, diluted............................  14,578   14,766   14,465  14,908
                                            =======  =======  ======= =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  In Management's Discussion and Analysis we explain our general financial condition and the results of operations including:

  . what factors affect our business;

  . what our earnings and costs were in 2000 and 1999;

  . why those earnings and costs were different from the year before;

  . where our earnings came from;

  . how all of this affects our overall financial condition; and

  . what our research and development expenditures were in 2000 and 1999 and what we expect to spend in the near future.

Forward-Looking Statements

  Some statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Cautionary Factors section beginning on page 14, among others, and those included in other documents we file with the SEC.

Results of Operations

 Comparison of 2000 and 1999

  Net sales increased to $71.1 million in 2000 from $69.4 million in 1999. Our revenue growth of 2% was impacted by reagent dispenser quality issues experienced in the second and third quarters of 2000. We also changed our method of revenue recognition for products which require installation at the customer's site in accordance with Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The change in revenue recognition method had a favorable effect of $0.6 million on net sales for 2000. The cumulative effect of the accounting change resulted in a charge to operations of $2.2 million (net of an income tax benefit of $1.4 million), which is included in operations for the year ended December 31, 2000.

  Gross margin of 49% in 2000 was impacted by second quarter 2000 charges totaling $11.8 million associated with reagent dispenser quality issues, planned relocation of our Gaithersburg, Maryland production facility, exiting the electron microscopy product line and write-down of older generation staining instruments in anticipation of the launch of the BenchMark advanced staining system in the fourth quarter of 2000. The charges, in conjunction with the additional investment in manufacturing management and quality systems infrastructure, accounted for the decrease from the 69% gross margin achieved in 1999.

  Fiscal 2000 results were negatively impacted by $22.5 million in write-offs and accruals relating to several different issues. The following table summarizes details of the charges and non-recurring expenses:

                                            Costs
                                           incurred                Reserve
                                           through    Revision  Balances as of
                                 Initial December 31,    to      December 31,
                                 Charges     2000     Estimates      2000
                                 ------- ------------ --------- --------------
                                                (In thousands)
Reagent dispenser quality
 issue.......................... $ 5,355   $ 3,117      $ 272       $2,510
Exit of electron microscopy
 product line...................   4,581     4,060       (521)         --
Impairment of inventory,
 diagnostic instruments and
 intangibles....................   8,615     7,798        493        1,310
Cost to close Gaithersburg,
 Maryland facility..............   2,611     1,200       (294)       1,117
Other charges including
 contracted R&D.................   1,362     1,362        --           --
                                 -------   -------      -----       ------
  Total charges and non-
   recurring expenses........... $22,524   $17,537      $ (50)      $4,937
                                 =======   =======      =====       ======

  Charges of $5.4 million were related to quality problems with the Company's dispensers and reagents used with the majority of its staining instruments. As a result, charges were taken to write-off inventory and set up reserves to cover product replacements, returns, and warranty matters.

   A charge of $4.6 million was recorded to account for the Company's decision to exit its electron microscopy (EM) product line. Charges were taken to write-down all EM inventory and field instruments to their net realizable value. In addition, goodwill recognized in the BTTI acquisition was written down $1.4 million to reflect the impact of product discontinuance.

   Charges of $8.6 million were recorded in recognition of the decreased value of certain instrument inventory, fixed assets and intangible assets given the launch of the Company's new BenchMark advanced staining system in 2000. In addition, intangible assets associated with the Company's 1996 acquisition of BioTek Solutions, Inc. were written down $3.1 million to reflect the impact of product discontinuation. The Techmate IHC staining system product line acquired in the BioTek transaction was among those whose value was impacted by the launch of BenchMark.

   The Company also recognized charges of $2.6 million relating to closure of its production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc.

   Other charges recognized in 2000 totaled $1.4 million which included expenses related to contracted research and development being handled by an outside company.

   Research and development expenses increased by $4 million in 2000 versus 1999, to 15.6% of net sales from 10.2% in 1999. The spending increase reflects our ongoing research and development efforts in a variety of areas such as the launch of the BenchMark advanced IHC and ISH Staining System, the US launch of our Discovery system, the December 2000 launch of our Pathway test for breast cancer patients and further expansion of our Special Stains reagent menu. For the near future, research and development costs are anticipated to increase at a rate similar to or slightly greater than the sales growth rate, as we continue to invest in technology to address potential market opportunities.

   Selling, general and administrative expenses increased by $11.4 million in fiscal 2000 over fiscal 1999 and increased as a percent of net sales to 62% in 2000 from 47% in 1999. The spending increase is attributed primarily to the charges recorded in the second quarter of 2000 associated with various product discontinuations and revaluations of field instruments given the launch of BenchMark. We anticipate selling, general and administrative expenses to return to a similar cost as a percent of net sales rate as experienced in 1999 in the near future.

   Non-recurring expenses of $4.5 million were recognized in 2000 in conjunction with the write down of intangibles associated with the BioTechnology Tools and BioTek acquisitions. The charges reflect the impact of various product discontinuations on expected future cash flows.

   Amortization expense increased to $1.5 million in 2000 from $1.1 million in 1999. Intangible assets increased in 2000 through the acquisition of QDL Laboratories and a payment made to Vysis on a license to market certain consumables.

   Interest and other income, net, was income of $1.3 million in 2000 versus an expenditure of $0.4 million in 1999. The interest income was attributed to the investment of proceeds from the private placement of 1,250,000 shares of Common Stock in 2000.

   Although the Company experienced a significant loss during the year as discussed above, management believes that the Company will return to profitability in 2001 as the events that gave rise to the loss were considered discreet and isolated and unlikely to recur. No additional income tax benefit was recognized in 2000 related to the deferred tax asset that arose relative to the increase in the net operating loss carry forward and other future tax deductible items as it cannot be readily determined whether such assets will be recoverable in the near term. Management will continue to closely monitor operating results and analyze its ability to recover these deferred tax assets in the very near term. As a result, the Company's valuation allowance increased by $8.3 million in 2000 to $10.7 million at December 31, 2000. In the meantime, the Company does not anticipate recording any income tax benefit or expense of any material amount in 2001, unless a change, positively or negatively, in the valuation allowance for deferred tax assets is warranted based upon the outlook of future earnings.

   The majority of the Company's deferred tax assets relate to net operating loss carryforwards. At December 31, 2000, the Company had $21 million and $18 million in federal and state net operating loss carryforwards for income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2007 and 2005, respectively, if not previously utilized. In addition, the Company has certain foreign net operating loss carryforwards of $6.9 million and research and development credits of $1 million.

   As a result of the above, our net loss for the year was $27.3 million, which included $22.5 million in charges and non-recurring expenses recognized in the second quarter of 2000 and included the adverse impact of $2.2 million related to the change in accounting principle for the adoption of SAB No. 101.

 Comparison of 1999 and 1998

   Net sales increased to $69.4 million in 1999 from $47.7 million in 1998. This 45% increase was primarily a result of a full year's product availability of our Special Stains instrument system and tissue processor line (both introduced commercially in late 1998), successful entrance into the genomics market with the launch of the Discovery ISH system in late 1999 and strong performance from our core IHC business. Sales in 1999 grew 29% in North America and 152% internationally from 1998. The strong growth in North America is primarily being driven by market demand as well as the overall economic health within this region. The growth in international sales is attributed to strong commercial operations driving a clear leadership position.

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

   Amortization expense increased to $1.1 million in 1999 from $0.6 million in 1998, reflecting a full years' amortization of intangibles acquired in the fourth quarter of 1998.

   Interest and other income, net, was an expenditure of $0.4 million in 1999 versus income of $1.1 million in 1998. Interest income in 1999 was reduced as a result of decreased investment balances attributed to the acquisitions of the assets of Oncor, Inc. and the stock of Biotechnology Tools, Inc. in late 1998. The Company also settled some litigation in 1999.

   In the fourth quarter of 1999, we deemed it "more likely than not" that our deferred tax assets would be realized in the future. This judgment reflects the fact that 1999 marked the third consecutive year of profitable North American operations, and the fact we expect to operate profitably on a worldwide basis in 2000. This resulted in an income tax benefit of $5.5 million.

   As a result of the above, our net income increased to a record $12.8 million, a 686% improvement over 1998 results.

Liquidity and Capital Resources

   Cash and equivalents were $38.5 million at December 31, 2000, an increase of $36.7 million from December 31, 1999. In March 2000 we completed a private placement of 1,250,000 shares of our common stock, raising $50 million in gross proceeds before deducting commission and expenses of the offering. Spending against cash reserves was attributable to our ongoing investment in the growth of the business including working capital, and the Tucson operating facility currently under construction and partially offset by cash generated from the exercise of employee stock options. We believe that our current cash and equivalents, line of credit and cash generated from operations will satisfy funding requirements including working capital, capital expenditure, and the $15.3 million in purchase commitments for the construction of a new corporate headquarters and manufacturing facility in suburban Tucson, Arizona through fiscal 2001.

Foreign Currency Risk

   We do not currently hedge against foreign currency fluctuations, because we do not believe that we run a serious risk of experiencing permanent impairment to any material assets denominated in foreign currency, but we intend to re-evaluate this situation from time to time. As a result, to the extent local currency revenues and expenses in our foreign subsidiaries are translated into U.S. dollars at differing rates over time, we may experience fluctuations in our operating results. We conduct a relatively small but growing portion of our business in the Euro, the Japanese Yen and the Australian dollar.

New Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133." This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. Management believes this statement will not have an impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Nevertheless, the fair value of the Company's investment portfolio and related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of the Company's investment portfolio. At December 31, 2000, the Company's only investments are in money market accounts and overnight reverse repurchase agreements ($38.5 million) that are reflected as cash equivalents because all maturities are within 90 days. The Company's interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yield's earned which approximate current interest rates.

   At present, the Company has only $4.2 million in long-term debt and there are no borrowings under our line of credit facility at December 31, 2000. As such, our interest rate risk is limited with respect to existing debt. A substantial portion of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into these transactions in other currencies, such as the Euro, the Japanese Yen and the Australian dollar. No hedging transactions were entered into to limit this exposure.

Item 8. Financial Statement and Supplementary Data

   The Independent Auditor's Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on Page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers

   Pursuant to our Certificate of Incorporation, as amended, our Board of Directors currently consists of eight persons, divided into three classes serving staggered terms of three years. Currently there are two Class I directors, three Class II directors and three Class III directors. The terms of the Class II directors will expire at the 2001 Annual Meeting of Shareholders. The terms of the Class III and Class I directors will expire in 2002 and 2003 respectively.

 Jack W. Schuler                Mr. Schuler has served as a director of Ventana
 (Age 60)                       since April 1991 and as Chairman of the Board
                                of Directors since November 1995. Mr. Schuler
 Class III Director             has been Chairman of the Board of Directors of
                                Stericycle, Inc. since March 1990. Mr. Schuler
 Member of the Compensation     is also a partner in Crabtree Partners. Prior
 and Nominating Committees      to joining Stericycle, Mr. Schuler held various
                                executive positions at Abbott from December
                                1972 through August 1989, serving most recently
                                as President and Chief Operating Officer. He is
                                currently a director of Medtronic, Inc. and
                                Chiron Corporation. Mr. Schuler received a B.S.
                                in Mechanical Engineering from Tufts University
                                and an M.B.A. from Stanford University.

 John Patience                  Mr. Patience has served as a director of
 (Age 53)                       Ventana since July 1989 and as Vice Chairman
                                since January 1999. Since April 1995,
 Class III Director             Mr. Patience has been a partner in Crabtree
                                Partners. Mr. Patience was a co-founder and
 Member of the Nominating       served as a General Partner of Marquette
 Committee                      Venture Partners from January 1988 until March
                                1995. Marquette was one of our initial
                                investors. Mr. Patience was previously a
                                partner in the consulting firm of McKinsey &
                                Co., specializing in health care. He is
                                currently a director of Stericycle, Inc. Mr.
                                Patience received a B.A. in Liberal Arts and an
                                L.L.B. from the University of Sydney, Australia
                                and an M.B.A. from the University of
                                Pennsylvania Wharton School of Business.

 Christopher M. Gleeson         Mr. Gleeson became President and Chief
 (Age 51)                       Executive Officer and a director in May 1999.
                                He joined Ventana in March 1999 as Executive
 Class II Director              Vice President and Chief Operating Officer.
                                Prior to joining the Company, Mr. Gleeson was
                                Senior Vice President of Bayer Diagnostics and
                                General Manager of the U. S. Commercial
                                Operations for Chiron Diagnostics, and prior to
                                that, the founder, owner and Managing Director
                                of Australian Diagnostics Corporation, a
                                leading diagnostics distributor in Australia.
                                He is a director of Pharmanetics, Inc. Mr.
                                Gleeson attended Monash University in
                                Melbourne, Australia.

 Kendall B. Hendrick            Mr. Hendrick joined Ventana in August 1998 and
 (Age 41)                       has served as Vice President and General
                                Manager of Research & Development since May
                                1999. From April 1990 to August 1998, Mr.
                                Hendrick held various product development
                                management positions with Abbott Laboratories,
                                Diagnostics Division, most recently as the
                                Director of the Architect Research &
                                Development Program. Mr. Hendrick holds a B.S.
                                in Mechanical Engineering from Virginia
                                Polytechnic Institute.

 Kirk M. Kimler                 Mr. Kimler joined the Company in 1999 and is
 (Age 38)                       currently the Vice President of Worldwide
                                Marketing. From August 1988 to October 1999,
                                Mr. Kimler held various sales and marketing
                                positions with Abbott Laboratories, Diagnostics
                                Division to include Marketing Manager,
                                Architect and South East Commercial Operations.
                                Prior to Abbott, Mr. Kimler was an officer in
                                the United States Army. Mr. Kimler holds a B.A.
                                in Economics from the University of Notre Dame
                                and an M.B.A. from the University of Chicago.

 Nicholas Malden                Mr. Malden joined Ventana as Chief Financial
 (Age 43)                       Officer in October 2000. From 1985 until
                                joining Ventana, Mr. Malden held various
                                financial management positions with The
                                Gillette Company, most recently as
                                vice president-finance for the Duracell Global
                                Business Management Group. Mr. Malden has a
                                B.A. in Political Science from Grinnell College
                                and an M.B.A. from Emory University.

 Hany Massarany                 Mr. Massarany joined Ventana in July 1999 and
 (Age 39)                       is currently Vice President and General Manager
                                of Molecular Discovery Systems. Prior to
                                joining Ventana Mr. Massarany held management
                                positions with Bayer Diagnostics and Chiron
                                Diagnostics. Mr. Massarany holds a B.S. from
                                Monash University in Australia and an M.B.A.
                                from the University of Melbourne.

 Mark Nechita                   Mr. Nechita joined Ventana in June 2000, as
 (Age 41)                       Vice President, Human Resources, Environmental
                                Health and Safety. Prior to joining Ventana,
                                Mr. Nechita worked in Human Resources in the
                                United States and internationally for RJR
                                Nabisco, FMC and most recently, Cordant
                                Technologies where he was Vice President, Human
                                Resources for their Huck Fasteners unit. Mr.
                                Nechita has a B.S. in Industrial and Labor
                                Relations from Cornell University.

 Johnny D. Powers, Ph.D.        Dr. Powers joined Ventana in February 1996 and
 (Age 39)                       is currently Vice President, Operations. From
                                June 1990 until joining Ventana, Dr. Powers
                                held various management positions with Organon
                                Teknika Corporation serving most recently as
                                Director of Manufacturing Technologies. Dr.
                                Powers holds a B.A. in Chemistry from Wake
                                Forest University, a Ph.D. in Chemical
                                Engineering from North Carolina State
                                University, an M.S. in Chemical Engineering
                                from Clemson University, and an M.B.A. from
                                Duke University.

 Bernard O.C. Questier          Mr. Questier has served as Vice President and
 (Age 47)                       General Manager of Europe, Middle East & Africa
                                since May 1999. He joined the Company as Vice
                                President of European Operations in February
                                1996. From October 1990 until joining Ventana
                                in October 1995, Mr. Questier held a number of
                                management positions in E.I. DuPont de Nemours,
                                most recently as Business Manager for NEN Life
                                Science Products in Europe. Mr. Questier
                                received a degree in Chemical Engineering from
                                the Technical Institute in Oostende, Belgium.

 Tamaki Tateiwa                 Mr. Tateiwa has served as President of
 (Age 61)                       Ventana's wholly owned subsidiary in Japan,
                                Ventana Medical Systems Japan K.K. in Tokyo,
                                since August 1997. From 1977 to 1997, Mr.
                                Tateiwa held various management positions with
                                Dainabot K.K. Mr. Tateiwa received a B.S. in
                                Engineering from the University of Electro-
                                Communications in Japan.

 Stephen A. Tillson, Ph.D.      Dr. Tillson joined Ventana in May 1992 and has
 (Age 60)                       served as Vice President of Scientific Affairs
                                since August 1995. From January 1990 to May
                                1992, Dr. Tillson served as a principal of
                                Ticon Company Consulting. He has 25 years
                                experience in the diagnostic and pharmaceutical
                                industry. Dr. Tillson holds a Ph.D. from Purdue
                                University and received a B.S. from California
                                State Polytechnic University and an M.B.A. from
                                St. Mary's College of California.

 Urs Wiederkehr                 Mr. Wiederkehr joined Ventana in June 2000 and
 (Age 39)                       is currently General Manager of North American
                                Commercial Operations. Mr. Wiederkehr held
                                various US and Internationally based sales and
                                marketing positions with Abbot Laboratories
                                from 1988 to 1998 and was most recently an
                                independent consultant in the diagnostics
                                field. Mr. Wiederkehr holds a B.S. in Chemistry
                                from the Basel Technical Institute, in
                                Switzerland and an M.B.A. from the Basel
                                Management Institute.

 Rex J. Bates                   Mr. Bates has served as a director of Ventana
 (Age 77)                       since April of 1996. From August 1991 to May
                                1995, Mr. Bates served on the Board of
 Class II Director              Directors of Twentieth Century Industries and
                                was a member of its compensation committee.
 Member of the Audit and        Prior to Twentieth Century Industries,
 Nominating Committee           Mr. Bates served as the Vice-Chairman of the
                                Board of Directors of the State Farm Mutual
                                Automobile Insurance Company. Mr. Bates also
                                served as State Farm's Chief Investment
                                Officer. In March of 1991, Mr. Bates retired
                                from State Farm. Prior to Mr. Bates' employment
                                with State Farm, he was a partner in the
                                investment firm of Stein, Roe & Farnham in
                                Chicago. Mr. Bates received a B.S. and an
                                M.B.A. from the University of Chicago.

 Edward M. Giles                Mr. Giles has served as a director of Ventana
 (Age 65)                       since September 1992. Mr. Giles has served as
                                Chairman of The Vertical Group, Inc., a venture
 Class II Director              capital investment firm, since January 1989.
                                Mr. Giles was previously President of F.
 Member of the Compensation     Eberstadt & Co., Inc., a securities firm, and
 and Nominating Committees      Vice Chairman of Peter B. Cannell & Co., Inc.,
                                an investment management firm. He is currently
                                a director of Synthetech, Inc. Mr. Giles
                                received a B.S.Ch.E. in Chemical Engineering
                                from Princeton University and an M.S. in
                                Industrial Management from the Massachusetts
                                Institute of Technology.

 Thomas M. Grogan, M.D.         Dr. Grogan is a founder, a director, Chairman
 (Age 55)                       Emeritus, Chief Scientific Officer and Medical
                                Director of Ventana. He has served as a
 Class III Director             director since the founding of the Company in
                                June 1985 and as Chairman of the Board of
 Member of the Nominating       Ventana from June 1985 to November 1995. He is
 Committee                      also currently a professor of pathology at the
                                University of Arizona, College of Medicine,
                                where he has taught since 1979. He received a
                                B.A. in Biology from the University of Virginia
                                and an M.D. from George Washington School of
                                Medicine. Dr. Grogan completed a post-doctorate
                                fellowship at Stanford University.


 Mark C. Miller                 Mr. Miller has served as a director of Ventana
 (Age 45)                       since January 2001. Mr. Miller has also been
                                President and Chief Executive Officer and a
 Class I Director               director of Stericycle, Inc. since May 1992.
                                Prior to joining Stericycle Mr. Miller served
                                as Vice President Pacific/Asia/Africa for the
                                International Division of Abbott Laboratories,
                                which he joined in 1977 and where he held a
                                number of management and marketing positions.
                                Mr. Miller also serves on the board of
                                directors of AmericasDoctor.com, Inc. and Lake
                                Forest Hospital. Mr. Miller received a B.S. in
                                Computer Science from Purdue University.

 James R. Weersing              Mr. Weersing has served as a director of
 (Age 61)                       Ventana since October 1994. Since 1984, Mr.
                                Weersing has been a Managing Director of MBW
 Class I Director               Venture Partners, a venture capital investment
 Member of the Audit and        firm. Mr. Weersing has also served as President
 Compensation Committees        of JRW Technology, Inc., a consulting firm and,
                                since January 2000, President and CEO of Iomed,
                                Inc. Mr. Weersing received a B.S.M.E. and an
                                M.B.A. from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

   During the last year Dr. Grogan, Dr. Powers and Mr. Giles each failed to file one report on Form 4 in a timely manner. Such transactions have subsequently been reported.

Item 11. Executive Compensation

   The following table sets forth all compensation paid by us to the chief executive officer and the most highly compensated executive officers and key employees whose total remuneration exceeded $100,000 for services rendered in all capacities to us during the last three completed fiscal years.

                          Summary Compensation Table

                                                           Long-Term
                                                      Compensation Awards
                                                    -------------------------
                               Annual Compensation  Restricted    Securities
   Name and Principal          --------------------   Stock       Underlying     All Other
        Position          Year Salary ($) Bonus ($) Awards ($)   Options/SARs Compensation ($)
   ------------------     ---- ---------- --------- ----------   ------------ ----------------
Christopher M. Gleeson..  2000  226,719       --         --         20,625        105,359(1)
 President, Chief         1999  163,846    10,000        --        200,000         20,625(1)
 Executive Officer
 and Director             1998      --        --         --            --             --

Tamaki Tateiwa..........  2000  173,258       --         --         15,025          4,928(2)
 Vice President, General  1999  170,604       --         --         10,800          4,438(2)
 Manager
 of Japanese Operations   1998  145,340       --         --          4,683          3,865(2)

Kendall B. Hendrick.....  2000  173,200    13,000    263,750(3)     14,481            --
 Vice President, General  1999  156,914     5,000        --         10,502          7,212(1)
 Manager
 of Research &            1998   65,403       --         --         35,000         46,932(1)
 Development

Johnny D. Powers,         2000  163,877    10,000        --          9,897            --
 Ph.D...................
 Vice President,          1999  150,683       --         --         21,549            --
 Operations
                          1998  144,107       --         --         14,213            --

Bernard O.C. Questier...  2000  161,629       --         --         13,107          8,800(2)
 Vice President, General  1999  153,375       --         --         12,670          8,800(2)
 Manager
 of Europe, Middle East   1998  150,000       --         --         16,836          8,800(2)
 & Africa

--------
(1) Relocation expenses inclusive of tax reimbursement on non-deductible portion.

(2) Automobile allowance.

(3) Grant of 10,000 shares of restricted stock on October 31, 2000. For the purposes of this table, the shares are valued at $26.375 (the market price on October 30, 2000). The shares will vest five years from the date of grant.

(4) Please see "Employment Agreements" on Page 39 for information with respect to currency fluctuations.

   Aggregate Option Exercises in the Last Fiscal Year and Year-End Values. The following table sets forth, for each of the executives named in the summary compensation table below, information with respect to each exercise of stock options during the fiscal year ended December 31, 2000, and the value of unexercised options at December 31, 2000.

         Aggregate Option Exercises in Fiscal 2000 and Year-End Values

                                                     Number of Securities
                                                    Underlying Unexercised     Value of Unexercised
                            Shares                        Options at           In-the-Money Options
                          Acquired on                  December 31, 2000      at December 31, 2000(1)
                           Exercise      Value     ------------------------- -------------------------
          Name                (#)     Realized ($) Exercisable Unexercisable Exercisable Unexercisable
          ----            ----------- ------------ ----------- ------------- ----------- -------------
Christopher M. Gleeson..       --          --        57,434       163,191       38,988      123,512
Tamaki Tateiwa..........       --          --        62,202        13,506      350,135       42,240
Kendall B. Hendrick.....       --          --        29,166        30,817        5,502        4,188
Johnny D. Powers,
 Ph.D. .................       --          --        80,492        15,167      158,136       18,626
Bernard O.C. Questier...       --          --        77,080        12,490      744,720       12,623

--------
(1) The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options, which ranges from $0.84 per share to $27.375 per share, and the fair market value for our common stock of $18.50 per share as of December 31, 2000, which was the closing price of our Common Stock on December 31, 2000.

Employment Agreements

   We have an employment agreement with Bernard O.C. Questier, our Vice President of European Operations. The agreement provides for annual compensation of $164,500, which is fixed to the French Franc to protect against currency fluctuations should the United States Dollar depreciate relative to the French Franc; however, if the United States dollar appreciates relative to the French Franc, Mr. Questier's salary shall remain unchanged. The agreement states that if Mr. Questier is terminated, he will continue to be paid through the quarter in which notice of termination is given plus one additional full quarter. The agreement does not provide for any specified term of employment. We currently have no employment contracts or agreements with any other officers named in the Summary Compensation Table or with any other person.

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

Option Grants in the Last Fiscal Year

   The following table sets forth information with respect to each grant of stock options made during the fiscal year ended December 31, 2000 to each executive officer named in the Summary Compensation Table above:

                               Individual Grants

                                                                           Potential
                                                                          Realizable
                                                                           Value at
                                                                        Assumed Annual
                                                                        Rates of Stock
                                                                             Price
                          Number of                                      Appreciation
                          Securities  % of Total                          for Option
                          Underlying   Options   Exercise or                Term(4)
                           Options    Granted in Base Price  Expiration ---------------
          Name            Granted(1)   2000(2)    ($/Sh)(3)     Date    5% ($)  10% ($)
          ----            ----------  ---------- ----------- ---------- ------- -------
Christopher M. Gleeson..    16,000(a)    1.8%      $23.500   12/31/2009 236,464 599,247
                             4,625(b)    0.5%      $23.500    1/23/2010  68,353 173,220
Tamaki Tateiwa..........     7,750(a)    0.9%      $23.500   12/31/2009 114,537 290,260
                             7,275(b)    0.8%      $23.500    1/23/2010 107,517 272,470
Kendall B. Hendrick.....    10,000(a)    1.1%      $23.500   12/31/2009 147,790 374,529
                             4,481(b)    0.5%      $23.500    1/23/2010  66,225 167,827
Johnny D. Powers,
 Ph.D. .................     6,000(a)    0.7%      $23.500   12/31/2009  88,674 224,718
                             3,897(b)    0.4%      $23.500    1/23/2010  57,594 145,954
Bernard O.C. Questier...     7,500(a)    0.9%      $23.500   12/31/2009 110,843 280,897
                             5,607(b)    0.6%      $23.500    1/23/2010  82,866 209,999

--------
(1) The above options were granted under the Company's 1996 Stock Option Plan. Vesting periods are as follows: (a) five years and (b) immediate.

(2) Based on an aggregate of 876,337 options granted by the Company during the year ended December 31, 2000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, as of February 28, 2001 with respect to the number of shares of our common stock beneficially owned by individual directors, by all of our directors and officers as a group, and by persons known by us to own more than 5% of our common stock. We have no other class of voting stock outstanding.

                                                                     Percent of
                                                                       Common
                                                           Number of   Stock
           Name and Address of Beneficial Owner             Shares     Owned
           ------------------------------------            --------- ----------
Kopp Investment Advisors, Inc. ........................... 2,657,923    14.6
 7701 France Avenue South
 Suite 500
 Edina, MN 55435
Wellington Management Co. LLP............................. 1,955,300    10.8
 75 State Street
 Boston, MA 02109
MBW Venture Partners. L.P................................. 1,442,350     7.9
 365 South Street
 Morristown, NJ 07960
Berger, LLC............................................... 1,254,630     6.9
 210 University Blvd, Ste 900
 Denver, CO 80206
Franklin Resources Asset Management....................... 1,142,600     6.3
 777 Mariners Island Blvd.
 San Mateo, CA 94404
US Trust Company of New York.............................. 1,126,573     6.2
 114 West 47th Street
 New York, NY 10036
Jack W. Schuler(3)........................................ 1,343,957     7.4
John Patience(4)..........................................   652,449     3.6
Edward M. Giles(5)........................................   578,749     3.2
Thomas M. Grogan, M.D.(6).................................   186,509     1.0
Rex J. Bates(7)...........................................    85,151      *
Johnny D. Powers, Ph.D.(8)................................    85,071      *
Bernard O.C. Questier(9)..................................    82,824      *
Christopher M. Gleeson(10)................................    79,246      *
Tamaki Tateiwa(11)........................................    66,766      *
Stephen A. Tillson(12)....................................    37,895      *
James R. Weersing(13).....................................    37,007      *
Kendall B. Hendrick(14)...................................    34,395      *
Kirk M. Kimler(15)........................................    18,298      *
Hany Massarany(16)........................................     9,902      *
Urs Wiederkehr............................................       511      *
Mark Nechita..............................................       222      *
Nicholas Malden...........................................         0      *
Mark C. Miller............................................         0      *
All Directors and Officers as a group (18 persons)........ 3,298,952    18.2

--------
 *  Less than 1%

 1. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

 2. Applicable percentage of ownership is based on 15,444,122 shares of common stock outstanding as of December 31, 2000, together with shares issuable pursuant to applicable options and warrants of such stockholder which may be exercised within 60 days after February 28, 2001. Share of common stock subject to options and/or warrants currently exercisable or exercisable within 60 days after February 28, 2001, are deemed outstanding for computing the percentage ownership of the person holding such options and/or warrants, but are not deemed outstanding for computing the percentage of any other person.

 3. Includes 265,250 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tanya Eva Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Therese Heidi Schuler; and 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tino Hans Schuler; and 20,000 shares beneficially owned by the Schuler Family Foundation, and 1,250 shares owned by Mrs. Schuler.

 4. Includes 258,375 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Patience, as well as 4,800 shares held in the name of Mrs. Patience.

 5. Includes 478,501 shares beneficially owned by Vertical Fund Associates, L.P. Also includes 26,500 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001, held by Edward M. Giles. Also includes 37,462 beneficially owned by Edward M. Giles IRA. Mr. Giles, one of our directors, is chairman of the Vertical Group, Inc. Mr. Giles disclaims beneficial ownership of the shares beneficially owned by such entities affiliated with the Vertical Group, Inc., except to the extent of his partnership interest therein.

 6. Includes 9,612 shares beneficially owned by Andrew Grogan. Includes 10,612 shares beneficially owned by Emily Grogan. Includes 7,710 shares beneficially owned by C. Ovens, Inc. Includes 47,454 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Dr. Grogan.

 7. Includes 26,500 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Bates.

 8. Includes 83,134 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001, held by Dr. Powers.

 9. Includes 79,068 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001, held, held by Mr. Questier.

10. Includes 66,768 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Gleeson.

11. Includes 66,766 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Tateiwa.

12. Includes 17,738 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Tillson.

13. Includes 26,500 shares issuable upon the exercise of options exercisable within 60 days of February 2001, held by Mr. Weersing. Includes 6,209 shares beneficially owned by James R. Weersing and Mary H. Weersing, Trustees of the Weersing Family Trust U/D/T dated April 24, 1991.

14. Includes 32,592 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Hendrick.

15. Includes 16,934 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Kimler.

16. Includes 9,902 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Massarany.

Item 13. Certain Relationships and Related Transactions

   On February 8, 2001, our Board of Directors unanimously approved, with Messrs. Schuler and Patience abstaining, an additional option to purchase 50,000 shares to each of Messrs. Schuler and Patience. These options carry an exercise price of $20.4375 per share, which was equal to the fair market value of our common stock on the date of grant. The options vest on a monthly basis over a 12-month period commencing on February 26, 2001. This grant was a renewal of an arrangement that has been in place since February 26, 1996 by which Messrs. Schuler and Patience devote a significant portion of their work time to our business.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K.

   1. Financial Statements

  The following consolidated financial statements of Ventana Medical Systems, Inc. and Report of Ernst & Young, LLP, Independent Auditors, are in this Form 10-K.

  Report of Ernst & Young LLP, Independent Auditors........................ F-1

  Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-2

  Consolidated Statements of Operations for the Years Ended December 31,
   2000, 1999 and 1998..................................................... F-3

  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2000, 1999 and 1998........................................ F-4

  Consolidated Statements of Cash Flow for the Years Ended December 31,
   2000, 1999 and 1998..................................................... F-5

  Notes to Consolidated Financial Statements............................... F-6

   2. Financial Statement and Schedules for the Years ended December 31, 2000, 1999 and 1998

  Schedule II--Valuation and Qualifying Accounts has been provided on page
  47. All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

   3. Exhibits

   The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K:

 Exhibit
 Number                           Description                            Notes
 -------                          -----------                            -----
  3.1    Restated Certificate of Incorporation or Registrant               (1)

  3.2    Bylaws of Registrant                                              (1)

  4.1    Specimen Common Stock Certificate                                 (1)

 10.1    Form of Indemnification Agreement for directors and officers      (1)

 10.2    1988 Stock Option Plan and forms of agreements thereunder         (1)

 10.3    1996 Stock Option Plan and forms of agreements thereunder         (1)

 10.4    1996 Employee Stock Purchase Plan                                 (1)

 10.5    1996 Directors Option Plan                                        (1)

 10.6    1998 Nonstatutory Stock Option Plan and forms of agreements
         thereunder                                                        (2)

 10.7    Form of Stock Purchase Warrant to Purchase shares of Series D
         Preferred Stock                                                   (1)

 10.8    Bank of America Business Loan Agreement dated June 9, 1998        (3)

 10.9    Amendment to Bank of America Business Loan Agreement dated
         October 1, 1998                                                   (3)

 10.10   Amendment to Bank of America Business Loan Agreement dated
         March 17, 1999                                                    (3)

 21.1    Subsidiaries of Registrant

 23.1    Consent of Ernst & Young LLP, Independent Auditors

--------
(1) Filed with the Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2) Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3) Filed with the report on Form 10-K filed March 31, 2000 (Commission File No. 000-20931). (b) Current Reports on Form 8-K

   We did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Tucson, State of Arizona, on this 29th day of March 2001.

                                          VENTANA MEDICAL SYSTEMS, INC.

                                                   /s/ Nicholas Malden
                                          By: _________________________________
                                            Nicholas Malden, Vice President,
                                                          Chief
                                             Financial Officer and Secretary

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

 /s/ Christopher M. Gleeson          President, Chief Executive    March 29, 2001
____________________________________  Officer and Director
Christopher M. Gleeson                (Principal Executive
                                      Officer)

 /s/ Nicholas Malden                 Vice President, Chief         March 29, 2001
____________________________________  Financial Officer and
Nicholas Malden                       Secretary (Principal
                                      Financial and Accounting
                                      Officer)

 /s/ Rex J. Bates                    Director                      March 29, 2001
____________________________________
Rex J. Bates

 /s/ Edward M. Giles                 Director                      March 29, 2001
____________________________________
Edward M. Giles

 /s/ Thomas M. Grogan                Director                      March 29, 2001
____________________________________
Thomas M. Grogan

 /s/ Mark C. Miller                  Director                      March 29, 2001
____________________________________
Mark C. Miller

 /s/ John Patience                   Director                      March 29, 2001
____________________________________
John Patience

 /s/ Jack W. Schuler                 Director                      March 29, 2001
____________________________________
Jack W. Schuler

 /s/ James R. Weersing               Director                      March 29, 2001
____________________________________
James R. Weersing

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                         VENTANA MEDICAL SYSTEMS, INC.
                                 (in thousands)

                                         Additions
                                    -------------------
                         Balance at Charged to Charged                Balance at
                         Beginning  Costs and  to Other                 End of
       Description       of Period   Expenses  Accounts   Deductions    Period
       -----------       ---------- ---------- --------   ----------  ----------
Year Ended December 31,
 2000
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts..    $883      $1,895    $  30(1)    $  169(2)   $2,639
                            ====      ======    =====       ======      ======
    Allowance for
     obsolete
     inventory..........    $476      $4,310    $ --        $2,429(3)   $2,357
                            ====      ======    =====       ======      ======
Year Ended December 31,
 1999
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts..    $694      $  196    $ 152(1)    $  159(2)   $  883
                            ====      ======    =====       ======      ======
    Allowance for
     obsolete
     inventory..........    $104      $  408    $ --        $   36(3)   $  476
                            ====      ======    =====       ======      ======
Year Ended December 31,
 1998
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts..    $300      $  392    $  41(1)    $   39(2)   $  694
                            ====      ======    =====       ======      ======
    Allowance for
     obsolete
     inventory..........    $104      $  --     $ --        $  --       $  104
                            ====      ======    =====       ======      ======

--------
(1) Charged to revenue

(2) Uncollectible accounts written off, net of recoveries

(3) Inventories written off, net of recoveries

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Ventana Medical Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                                          /s/ Ernst & Young LLP

Phoenix, Arizona
January 25, 2001

                         VENTANA MEDICAL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 38,512  $  1,787
  Trade accounts receivable, net of allowance for doubtful
   accounts of $2,639 and $883, respectively...............   16,682    20,776
  Inventories..............................................    8,100    13,474
  Prepaid expenses.........................................      460       574
  Deferred tax assets......................................    4,817     1,692
  Other current assets.....................................      492       722
                                                            --------  --------
    Total current assets...................................   69,063    39,025
Property and equipment, net................................   22,329    14,441
Intangibles, net...........................................   11,887    14,178
Capitalized software development costs, net................    1,190     1,084
Deferred tax assets, net of current portion................    3,985     4,433
Other assets...............................................    1,128       --
                                                            --------  --------
    Total assets........................................... $109,582  $ 73,161
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  5,943  $  4,017
  Other current liabilities................................   13,143     6,600
                                                            --------  --------
    Total current liabilities..............................   19,086    10,617
Long-term debt.............................................    3,408     2,044

Commitments and Contingencies

Stockholders' equity:
  Common stock--$.001 par value; 50,000,000 shares
   authorized, 15,444,122 and 13,593,640 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively............................................       15        14
  Additional paid-in-capital...............................  134,862    80,542
  Accumulated deficit......................................  (46,636)  (19,341)
  Accumulated other comprehensive income...................     (553)     (115)
  Treasury stock--40,000 shares, at cost...................     (600)     (600)
                                                            --------  --------
    Total stockholders' equity.............................   87,088    60,500
                                                            --------  --------
    Total liabilities and stockholders' equity............. $109,582  $ 73,161
                                                            ========  ========

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Sales:
  Reagents and other...............................  $ 49,682  $45,340  $31,967
  Instruments......................................    21,467   24,069   15,737
                                                     --------  -------  -------
                                                       71,149   69,409   47,704
Cost of goods sold.................................    36,377   21,218   14,542
                                                     --------  -------  -------
Gross profit.......................................    34,772   48,191   33,162
Operating expenses:
  Selling, general and administrative..............    43,800   32,381   23,805
  Research and development.........................    11,116    7,078    5,057
  Non-recurring expenses...........................     4,519      --     3,160
  Amortization of acquisition costs................     1,474    1,051      599
                                                     --------  -------  -------
(Loss) income from operations......................   (26,137)   7,681      541
Interest and other income (expense)................     1,346     (370)   1,089
                                                     --------  -------  -------
(Loss) income before taxes and cumulative effect of
 accounting change.................................   (24,791)   7,311    1,630
(Provision for) benefit from income taxes..........      (350)   5,500      --
                                                     --------  -------  -------
(Loss) income before cumulative effect of
 accounting change.................................   (25,141)  12,811    1,630
Cumulative effect of accounting change, net of
 applicable income tax benefit of $1,436...........    (2,154)     --       --
                                                     --------  -------  -------
    Net (loss) income..............................  $(27,295) $12,811  $ 1,630
                                                     ========  =======  =======
Basic earnings per common share:
  Before cumulative effect of accounting change....  $  (1.70) $   .95  $   .12
  Cumulative effect of accounting change...........      (.15)     --       --
                                                     --------  -------  -------
    Net (loss) income..............................  $  (1.85) $   .95  $   .12
                                                     ========  =======  =======
Diluted earnings per common share:
  Before cumulative effect of accounting change....  $  (1.70) $   .88  $   .11
  Cumulative effect of accounting change...........      (.15)     --       --
                                                     --------  -------  -------
    Net (loss) income..............................  $  (1.85) $   .88  $   .11
                                                     ========  =======  =======
Pro forma amounts assuming the accounting changes
 are applied retroactively:
  Net (loss) income................................  $(25,141) $11,668  $ 1,282
  Net (loss) income per common share:
    --Basic........................................    $(1.70) $   .88  $   .10
    --Diluted......................................    $(1.70) $   .80  $   .09
Shares used in computing earnings per common share:
  --Basic..........................................    14,770   13,478   13,320
                                                     ========  =======  =======
  --Diluted........................................    14,770   14,636   14,627
                                                     ========  =======  =======

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                    Accumulated
                            Common Stock    Additional                 Other
                          -----------------  Paid-In   Accumulated Comprehensive Treasury
                            Shares   Amount  Capital     Deficit      Income      Stock    Total
                          ---------- ------ ---------- ----------- ------------- -------- --------
Balance at January 1,
 1998...................  13,247,226  $13    $ 76,313   $(33,782)      $(141)     $ --    $ 42,403
Net income..............         --    --         --       1,630         --         --       1,630
Translation adjustment..         --    --         --         --          (52)       --         (52)
Comprehensive income....         --    --         --         --          --         --       1,578
Sale of common stock--
 other..................     174,593   --       1,502        --          --         --       1,502
Repayment of director's
 loans..................         --    --         901        --          --         --         901
Purchase of common
 stock..................         --    --         --         --          --        (600)      (600)
                          ----------  ---    --------   --------       -----      -----   --------
Balance at December 31,
 1998...................  13,421,819   13      78,716    (32,152)       (193)      (600)    45,784
Net income..............         --    --         --      12,811         --         --      12,811
Translation adjustment..         --    --         --         --           78        --          78
Comprehensive income....         --    --         --         --          --         --      12,889
Sale of common stock--
 other..................     171,821    1       1,826        --          --         --       1,827
                          ----------  ---    --------   --------       -----      -----   --------
Balance at December 31,
 1999...................  13,593,640   14      80,542    (19,341)       (115)      (600)    60,500
Net (loss) income.......         --    --         --     (27,295)        --         --     (27,295)
Translation adjustment..         --    --         --         --         (438)       --        (438)
Comprehensive (loss)
 income.................         --    --         --         --          --         --     (27,733)
Sale of common stock,
 net of issuance costs
 of $3,154..............   1,250,000    1      46,846        --          --         --      46,847
Exercise of stock
 options................     600,482  --        6,052        --          --         --       6,052
Tax benefit from stock
 options................         --   --        1,422        --          --         --       1,422
                          ----------  ---    --------   --------       -----      -----   --------
Balance at December 31,
 2000...................  15,444,122  $15    $134,862   $(46,636)      $(553)     $(600)  $ 87,088
                          ==========  ===    ========   ========       =====      =====   ========


                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
Operating activities:
Net (loss) income................................  $(27,295) $12,811  $  1,630
Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
  Depreciation and amortization..................     5,497    3,689     2,850
  Cumulative effect of accounting change.........     2,154      --        --
  Non-cash intangibles and property and equipment
   charges.......................................     7,914      --        --
  Purchased in-process research and development..       --       --      2,900
  Benefit from deferred taxes....................    (1,255)  (5,980)     (145)
Changes in operating assets and liabilities net
 of effects from acquisitions:
  Accounts receivable............................     4,094   (4,245)   (6,340)
  Inventories....................................     5,374   (2,465)   (4,160)
  Other assets...................................    (1,040)  (1,002)      198
  Accounts payable...............................     1,926      481       (63)
  Other current liabilities......................     4,389      815       586
                                                   --------  -------  --------
    Net cash provided by (used in) operating
     activities..................................     1,758    4,104    (2,544)

Investing activities:
Purchase of property and equipment...............   (15,150)  (6,843)   (5,377)
Purchase of intangible assets....................    (1,208)     (78)       (5)
Acquisition of certain Oncor, Inc. assets........       --       --     (5,000)
Acquisition of Biotechnology Tools, Inc..........       --      (358)   (5,257)
Acquisition of Quantitative Diagnostic
 Laboratories....................................    (2,500)     --        --
                                                   --------  -------  --------
    Net cash used in investing activities........   (18,858)  (7,279)  (15,639)

Financing activities:
Net proceeds from private placement..............    46,847      --        --
Issuance of common stock.........................     6,052    2,460     2,403
Net change in long term debt.....................     1,364      --        --
Purchase of common stock.........................       --       --       (600)
Repayment of debt, net of gain on
 extinguishment..................................       --       --        (46)
                                                   --------  -------  --------
Net cash provided by financing activities........    54,263    2,460     1,757
Effect of exchange rate changes on cash..........      (438)      78       (52)
                                                   --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    36,725     (637)  (16,478)
Cash and cash equivalents, beginning of year.....     1,787    2,424    18,902
                                                   --------  -------  --------
    Cash and cash equivalents, end of year.......  $ 38,512  $ 1,787  $  2,424
                                                   ========  =======  ========

Supplemental cash flow information:
  Income taxes paid..............................  $    350  $   104  $    240
  Interest paid..................................  $    278  $   145  $    260

                            See accompanying notes.

                         VENTANA MEDICAL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1. Organization and Significant Accounting Policies

   Organization: Ventana Medical Systems, Inc. (the "Company") develops, manufactures, and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. At present, the Company's principal markets are North America, Europe, Japan and Australia.

   Revenue Recognition: The Company recognizes revenue upon shipment of its products that do not require installation at the customer's site. During the year ended December 31, 2000, the Company changed its methods of revenue recognition for its products which do require installation at the customer's site in accordance with Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue for products upon shipment to the customer, but prior to installation at the customer's site. The Company had routinely completed such installation services in the past, but a substantive effort is required and the Company is the only one who can perform the service. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the completion of installation of the product at the customer's site. The cumulative effect of the accounting change resulted in a charge to operations of $2,154 (net of an income tax benefit of $1,436), which is included in operations for the year ended December 31, 2000. The effect of the change on the year-ended 2000 was to decrease income before cumulative effect of accounting change by $539 ($.04 per basic and diluted shares, respectively).

   For the year ended December 31, 2000, the Company recognized $2,392 in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $1,064 (after reduction for income taxes of $710) during that period.

   Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., Ventana Medical Systems Australia Pty. Ltd., BioTek Solutions, Inc. (BioTek) and BioTechnology Tools, Inc. (BTTI). All significant intercompany accounts and transactions have been eliminated.

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

   Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements is generally calculated using a straight-line method over the term of the lease. Maintenance and repairs are charged to operations as incurred.

   Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RAPs), qualified reagent installed bases (QRIBs) and rentals. New instruments are no longer placed into RAP programs. However, certain long-standing agreements continue on a month-to-month basis, wherein the customer is required to purchase a minimum quantity of reagents in order to keep the instrument. QRIB instruments are placed with customers for evaluation periods of up to six months. The customer is required to purchase a minimum amount of reagents and

                         VENTANA MEDICAL SYSTEMS, INC.

1. Organization and Significant Accounting Policies (continued)

at the end of the evaluation period must purchase, rent or return the instrument. The manufacturing cost of demonstration, RAP, QRIB and rental instruments is amortized over a period of 3 to 4 years to cost of goods sold (RAPs and rentals) and selling, general and administrative expenses (QRIBs and demonstrations).

   Intangibles: Intangible assets consist primarily of goodwill, customer base, developed technology, workforce in place and supply agreements acquired in the acquisitions of BioTek, BTTI, certain assets and technology from Oncor, Inc., QDL and patents (see Note 12). Such assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years.

   Impairment is recognized in operating results if a permanent decline in value occurs. The Company measures possible impairment of its intangible assets periodically by comparing the undiscounted cash flows generated by those assets to their carrying values. The Company periodically evaluates the useful lives assigned to the various categories of intangible assets considering such factors as: (i) demand, obsolescence, competition, market share, and other economic factors; (ii) legal and regulatory provisions; and
(iii) the periods expected to be benefited.

   Capitalized Software Development Costs: The Company capitalizes certain internal salaries expense related to developing computer software used in the Company's instruments. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Upon general release to customers of the product in which the software is included, capitalization ceases and such costs are amortized using the straight-line method over the estimated life of 5 years. Capitalized software costs and accumulated costs are as follows at December 31:

                                                                   2000   1999
                                                                  ------ ------
     Capitalized costs........................................... $1,764 $1,508
     Less accumulated amortization...............................    574    424
                                                                  ------ ------
                                                                  $1,190 $1,084
                                                                  ====== ======

   Shipping Costs: Substantially all costs of shipping products to customers are included in costs of sales.

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

   No single customer accounted for 5% or more of the Company's 2000, 1999 or 1998 net sales.

   Foreign Currency Translations: The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the consolidated statements of operations of transaction gains and losses is not material for all years presented.

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

                         VENTANA MEDICAL SYSTEMS, INC.

1. Organization and Significant Accounting Policies (continued)


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

   Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment to FASB Statement No 133." This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. Management believes this statement will not have an impact on the Company's financial statements.

2. Inventories

   Inventories consist of the following:

                                                                  December 31,
                                                                  2000   1999
                                                                 ------ -------
Raw materials and work-in-process............................... $3,603 $ 5,729
Finished goods..................................................  4,497   7,745
                                                                 ------ -------
                                                                 $8,100 $13,474
                                                                 ====== =======

3. Property and Equipment

   Property and equipment consist of the following:

                                                                 December 31,
                                                                 2000    1999
                                                                ------- -------
Diagnostic instruments......................................... $ 8,402 $10,471
Computers and related equipment................................   6,995   5,215
Machinery and equipment........................................   6,985   5,703
Land...........................................................   2,987     --
Fixed assets under capital lease...............................   2,250     --
Leasehold improvements.........................................     867     730
Furniture and fixtures.........................................     616     295
                                                                ------- -------
                                                                 29,102  22,414
Less accumulated depreciation and amortization.................  10,458   8,098
Projects in progress...........................................   3,685     125
                                                                ------- -------
                                                                $22,329 $14,441
                                                                ======= =======

                         VENTANA MEDICAL SYSTEMS, INC.

4. Intangible Assets

   Intangible assets consist of the following:

                                                                  December 31,
                                                                  2000    1999
                                                                 ------- -------
     Goodwill................................................... $ 7,637 $ 8,231
     Customer base..............................................   4,100   4,100
     Patents....................................................   1,778     570
     Supply contract............................................   1,200   1,200
     Developed technology.......................................   1,027   2,800
     Workforce in place.........................................     100     100
                                                                 ------- -------
                                                                  15,842  17,001
     Less amortization..........................................   3,955   2,823
                                                                 ------- -------
                                                                 $11,887 $14,178
                                                                 ======= =======

5. Other Current Liabilities

   Other current liabilities consist of the following:

                                                                  December 31,
                                                                  2000    1999
                                                                 ------- ------
     Deferred revenue........................................... $ 4,868 $1,152
     Employee compensation and benefits.........................   3,147  2,050
     Contingent purchase consideration..........................   1,377    500
     Facility relocation........................................   1,117    --
     Long-term debt, current portion............................     836    555
     Product warranty...........................................     545    255
     Sales tax payable..........................................     315    193
     Other accrued liabilities..................................     938  1,895
                                                                 ------- ------
                                                                 $13,143 $6,600
                                                                 ======= ======

6. Line of Credit

   The Company has a $10,000 line of credit arrangement with a bank which is subject to renewal in March 2001. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited based on outstanding accounts receivable of the Company, which as of December 31, 2000 resulted in available borrowing of $10,000, of which, $6,436 has been committed in support of various standby letters of credit. At December 31, 2000, the Company was not in compliance with certain covenants; however, subsequent to year-end, the Company was granted a waiver through May 31, 2001 while the line of credit is being renegotiated with the bank.

                         VENTANA MEDICAL SYSTEMS, INC.

7. Long-term Debt

   Long-term debt consists of the following:

                                                                   December 31,
                                                                    2000   1999
                                                                   ------ ------
     Notes payable for European facility, various interest
      rates......................................................  $2,090 $  --
     Note payable to a customer, installment payments over 16
      quarters beginning January 1, 2000, interest accruing at 7%
      beginning January 1, 2000..................................   1,135  1,652
     Capital lease and other obligations, various terms and
      interest rates.............................................   1,019    947
                                                                   ------ ------
                                                                    4,244  2,599
     Less current portion........................................     836    555
                                                                   ------ ------
                                                                   $3,408 $2,044
                                                                   ====== ======

   Future payments under the above obligations are as follows at December 31, 2000:

     2001................................................................ $  836
     2002................................................................    871
     2003................................................................    631
     2004................................................................    316
     2005................................................................    170
     Thereafter..........................................................  1,420
                                                                          ------
                                                                          $4,244
                                                                          ======

8. Stockholders' Equity

   On February 26, 1996, the Company sold 647 shares of common stock to two directors of the Company and a related partnership at a price of $1.62 per share for their efforts and assistance in completing the BioTek acquisition and assisting management with its integration of the acquired company. Receivables of $901 due from the directors were repaid on February 26, 1998.

   Warrants for the purchase of 440 shares of Common Stock were outstanding and fully exercisable at December 31, 2000, at an exercise price of $5.82 per share. These warrants may be exercised on a net basis and will begin to expire in February 2001, to the extent not previously exercised.

   Under the Company's 1988 Stock Option Plan ("the 1988 Plan"), up to 1,340 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of fair market value of the Company's stock on the date of grant. Options generally vest over a four-year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

   In April 1996, the Company's Board of Directors authorized the 1996 Stock Option Plan ("the 1996 Plan"). A total of 2,475 shares of common stock have been reserved for issuance under the 1996 Plan. In order to be ISOs, options must be granted at not less than 100% of the fair market value of the Company's stock on the dates of grant. Options generally vest over four years (grants made prior to 1998) or five years (1998 and subsequent grants) and expire in ten years.

                         VENTANA MEDICAL SYSTEMS, INC.

8. Stockholders' Equity (continued)

   In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan ("the 1996 Purchase Plan"). A total of 400 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 201 shares of common stock have been issued under the 1996 Purchase Plan at a prices ranging from $8.18 to $19.98 per share. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the lower of the first day of each 24-month offering period or the last day of each subsequent purchase period.

   In June 1996, the Company adopted the 1996 Director Stock Option Plan (the "Director Plan") and reserved a total of 250 shares of common stock for issuance thereunder. Commencing with the Company's 1997 annual meeting of stockholders, each nonemployee director was to be granted a nonstatutory option to purchase an amount of shares of the Company's common stock equal to 5 shares multiplied by a fraction, the numerator of which shall be $15.00 and the denominator of which shall be the fair market value of one share of the Company's common stock on the dates of grant. The exercise price of options granted under the Director Plan are equal to the fair market value of one share of the Company's common stock on the dates of grant. A total of 60 shares were issued under the Plan at $10.125-$26.37 per share. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. 99 shares were issued under this version of the Plan in 1998, bringing the total shares issued under the prior and current version of the Director Plan to 159. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan will terminate in June 2001, unless terminated earlier.

   During 1997, the Company granted options to purchase a total of 300 shares at $12.625 per share, fair market value on the date of the grant, to two Directors of the Company for consulting services to be performed through February 2000. All of these options have vested.

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

                         VENTANA MEDICAL SYSTEMS, INC.

8. Stockholders' Equity (continued)

Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

   In January 1999, the Company's Board of Directors authorized the 1998 Nonstatutory Stock Option Plan ("the 1998 NSO Plan"). Under this plan, a total of 1,000 shares of common stock have been reserved for issuance to employees and consultants of the Company, but under no circumstances to officers or directors. Options generally vest over five years and expire ten years after the date of grant, however, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

   In March 2000 the Company completed a private placement of 1,250,000 shares of its common stock, raising $50 million in gross proceeds before deducting commissions and expenses of the offering of $3,154. The shares were not registered with the SEC in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as well as similar exemptions contained in the securities laws, rules and regulations of the applicable states. The shares may not be re-offered or resold in the United States absent registration, or an applicable exemption from registration requirements of the 1933 Act. The Company has earmarked the proceeds for general corporate purposes, including the financing of product and technology acquisitions, and consolidation of its Tucson-based operations into a single site.

   Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 6.0% and dividend yield of 0% for all years, volatility factor of the expected market price of the Company's common stock of .835 and .507 and .619, and an expected life of the options of 5 years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company's pro forma information follows:

                                                      Year Ended December 31
                                                      ------------------------
                                                        2000     1999   1998
                                                      --------  ------ -------
     Pro forma net (loss) income..................... $(35,254) $9,804 $(2,010)
                                                      ========  ====== =======
     Pro forma net (loss) income per share:
       Basic......................................... $  (2.39) $  .77 $  (.14)
       Diluted....................................... $  (2.39) $  .67 $  (.14)

   Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

                         VENTANA MEDICAL SYSTEMS, INC.

8. Stockholders' Equity (continued)

   A summary of the Company's stock option activity, and related information is as follows:

                                                      Outstanding Stock Options
                                                      --------------------------
                                                                Weighted Average
                                                      Number of  Exercise Price
                                                       Options     Per Share
                                                      --------- ----------------
   Balance at January 1, 1998........................   1,627        $10.88
     Granted.........................................     540         19.68
     Exercised.......................................    (121)         7.52
     Canceled........................................    (126)        11.76
                                                        -----        ------
   Balance at December 31, 1998......................   1,920        $13.52
     Granted.........................................   1,035         18.23
     Exercised.......................................    (133)        10.43
     Canceled........................................    (343)        12.24
                                                        -----        ------
   Balance at December 31, 1999......................   2,479        $15.47
     Granted.........................................     876         23.15
     Exercised.......................................    (377)        13.07
     Canceled........................................    (475)        13.90
                                                        -----        ------
   Balance at December 31, 2000......................   2,503        $18.14
                                                        =====        ======

   The weighted average fair values of stock options granted during 2000, 1999, and 1998, for which the exercise price was equal to the fair market value of the stock were $19.53, $9.03, and $10.12 per share, respectively.

                                     Stock Options at December 31, 2000
                          --------------------------------------------------------
                                  Options Outstanding         Options Exercisable
                          ----------------------------------- --------------------
                                                   Weighted
                                       Weighted     Average
                                        Average    Remaining              Weighted
                           Number of   Exercise   Contractual             Average
                            Options      Price       Life       Number    Exercise
Range of Exercise Prices  Outstanding Outstanding   (Years)   Exercisable  Price
------------------------  ----------- ----------- ----------- ----------- --------
$ 0.60-$ 1.62...........        62      $  .96        4.5           62     $  .96
$10.00-$10.15...........       136       10.04        6.4          124      10.04
$12.25-$14.63...........       396       12.72        7.1          271      12.66
$15.00-$17.88...........       869       17.35        7.9          429      17.31
$20.13-$27.38...........     1,040       22.95        9.2          226      22.51
                             -----      ------        ---        -----     ------
                             2,503      $18.14        8.1        1,112     $15.51
                             =====      ======        ===        =====     ======

9. Income Taxes

   Income (loss) before income taxes and cumulative effect of accounting change is comprised as follows:

                                                        Years Ended December
                                                                 31,
                                                         2000     1999   1998
                                                       --------  ------ -------
     Domestic......................................... $(22,137) $5,764 $ 3,261
     Foreign..........................................   (2,654)  1,547  (1,631)
                                                       --------  ------ -------
                                                       $(24,791) $7,311 $ 1,630
                                                       ========  ====== =======

                         VENTANA MEDICAL SYSTEMS, INC.

9. Income Taxes (continued)

   The components of the (benefit) provision for income taxes before cumulative effect of an accounting change are as follows:

                                               Years Ended December 31,
                                                2000       1999       1998
                                               --------  ---------   --------
     Current:
       U.S. Federal........................... $   --    $     150   $   145
       State..................................     350         250       --
       Foreign................................     --           80       --
                                               -------   ---------   -------
                                                   350         480       145
     Deferred:
       U.S. Federal...........................     --       (5,083)     (145)
       State..................................     --         (897)      --
       Foreign................................     --          --        --
                                               -------   ---------   -------
                                                   350      (5,980)     (145)
                                               -------   ---------   -------
                                               $   350   $  (5,500)  $   --
                                               =======   =========   =======

   A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

                                                  % of Pre-tax Income
                                               Years Ended December 31,
                                                2000       1999       1998
                                               --------  ---------   --------
     U.S. Federal Statutory Rate..............     (35)%        35 %      35 %
     State taxes..............................    (6.5)          8         8
     Domestic differences not previously
      benefitted..............................     --           (8)       (34)
     Change in valuation allowance............      43        (110)       (9)
                                               -------   ---------   -------
     Effective tax rate.......................     1.5 %       (75)%     -- %
                                               =======   =========   =======

                         VENTANA MEDICAL SYSTEMS, INC.

9. Income Taxes (continued)

   The Company's deferred tax assets (liabilities) consist of the following:

                                                                December 31,
                                                                2000     1999
                                                              --------  -------
   Non-current:
     Net operating loss carry forwards....................... $  8,264  $ 1,336
     Foreign loss carry forwards.............................    3,105    1,125
     Depreciation expense....................................    1,242    1,001
     General business credit carry forwards..................    1,033    1,033
     Capitalized software development costs..................   (1,015)     --
     In-process R&D write-off................................      999    1,077
     Capitalized research and development....................      630    1,264
     AMT credit carry forward................................      242      --
     Other...................................................      144      --
                                                              --------  -------
                                                                14,644    6,836
   Current:
     Deferred revenue........................................    1,889      456
     Allowance for bad debts.................................    1,124      292
     Facility shutdown accruals..............................      447      --
     AMT credit carry forward................................      --       237
     Miscellaneous...........................................    1,357      707
                                                              --------  -------
                                                                 4,817    1,692
   Total deferred tax assets.................................   19,461    8,528
   Valuation reserve.........................................  (10,659)  (2,403)
                                                              --------  -------
       Net deferred tax assets............................... $  8,802  $ 6,125
                                                              ========  =======

   During the fourth quarter of 1999, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved in 1998 and 1999 as well as the expected profits in 2000 to reduce the valuation allowance on deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109") to an amount the Company believes is more likely than not of being recovered. Accordingly, a credit to income tax benefit of $5,980 was reflected in the fourth quarter of 1999's consolidated statement of operations and the corresponding deferred tax asset was recorded on the Company's consolidated balance sheet. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income, coupled with uncertainties with respect to the impact of future competitive and market conditions.

   The valuation allowance decreased by $1,007 in 1998 and $8,006 in 1999. The 1999 decrease relates to the assessment described in the previous paragraph. The 1998 deferred tax benefit of $145 exactly offset the 1998 current expense of $145, and thus no 1998 tax provision is reflected in the accompanying consolidated statement of operations.

   No additional valuation allowance was considered necessary for the deferred tax assets of $8,802 that are reflected on the consolidated balance sheets at December 31, 2000 as management believes that such assets will be recovered in the next several years. The deferred tax assets reflected on the consolidated balance sheets increased during 2000 by $2,677 which was directly attributable to the cumulative effect of the accounting change relating to the new revenue recognition policy adopted January 1, 2000, and the income tax benefit relating to stock option exercises by employees in the first quarter of 2000 reflected in the Company's equity

                         VENTANA MEDICAL SYSTEMS, INC.

9. Income Taxes (continued)

accounts. The Company did not recognize any additional deferred tax assets that arose in 2000 relative to the increases in the net operating loss carry forwards as it cannot be readily determined with certainty to what extent such assets will be recoverable in the future. As a result, the Company's valuation allowance increased by $8,256 during 2000. The Company does not anticipate recording any income tax benefit or expense of any material amount in 2001 unless a change, positively or negatively, in the valuation allowance for the deferred tax assets is warranted based upon the trends in the Company's future earnings.

   Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the deferral of research and development expenses for tax purposes.

   At December 31, 2000, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $21,103 and $18,152, respectively. These federal and state carry forwards will begin to expire in 2007 and 2005, respectively, if not previously utilized. Approximately $1,400 of state net operating loss carry forwards expired unused in 2000. The Company also has research and development tax credit carry forwards of approximately $1,033 which will begin to expire in 2005, if not previously utilized. Utilization of the Company's net operating loss carry forwards will be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company's prior issuances of equity securities. These carry forwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carry forwards. In addition, the Company has certain foreign net operating loss carry forwards approximating $6,900 which begin to expire in 2001.

10. Commitments and Contingencies

   The Company conducts its corporate operations from leased facilities. In addition to monthly rental payments, the Company is responsible for certain monthly operating and maintenance expenses of such facilities. The lease expires in 2001. The future minimum rental payments under this and other operating lease arrangements at December 31, 2000 are as follows:

     2001................................................................ $1,119
     2002................................................................    800
     2003................................................................    566
     2004................................................................    345
     2005................................................................    190
                                                                          ------
                                                                          $3,020
                                                                          ======

   Rent expense totaled $1,653, $1,259 and $548 for the years ended December 31, 2000, 1999 and 1998, respectively.

   In 2000, the Company entered into purchase commitments totaling $15,328 for the construction of a new corporate headquarters and manufacturing facility in suburban Tucson, Arizona.

   DAKO, a European distributor and customer, initiated binding arbitration with the Company in 1997 regarding the pricing of the Company's TechMate 250 product. The dispute was settled in 1998 with the Company agreeing to pay DAKO a total of $1,651 beginning January 2000 (see Note 7).

   The Company filed legal actions against CytoLogix Corp. in 1999 and 2000 alleging patent infringement. Management believes the Company will prevail on its claims, however, there can be no assurance of the final

                         VENTANA MEDICAL SYSTEMS, INC.

10. Commitments and Contingencies (continued)

resolution. CytoLogix Corp. has filed three separate legal actions against the Company in various courts. One complaint claims that Ventana misappropriated CytoLogix's trade secrets and seeks assignment of a specific Company patent, treble damages (unspecified) and an injunction against further sales of the Company's Discovery and BenchMark instruments. In another action in Germany, CytoLogix seeks to invalidate a specific German patent that the Company owns. Lastly, CytoLogix claims that the Company infringed on two of CytoLogix's patents and seeks assignment of the Company's patent applications, treble damages (unspecified) and an injunction against further sales of the Company's Discovery and BenchMark instruments. Management believes that the Company has meritorious defenses to these claims and that resolution of these matters will not have a material impact on the Company's financial statements.

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

11. Operating Segment and Enterprise Data

   The Company has two reportable segments: North America (primarily the United States) and International (primarily France, Germany, Japan and Australia). These operating segments are the segments of the Company for which separate financial information is available and for which operating profit/loss amounts are regularly evaluated by the Company's Chief Operating Decision Maker (its Board of Directors) in deciding how to allocate resources and in assessing performance.

                         VENTANA MEDICAL SYSTEMS, INC.

11. Operating Segment and Enterprise Data (continued)

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

                                       Year ended December 31, 2000
                             -------------------------------------------------
                             North America International Eliminations  Totals
                             ------------- ------------- ------------ --------
Sales to external
 customers.................    $ 53,520       $17,629      $    --    $ 71,149
Nonrecurring expenses......       4,519           --            --       4,519
Depreciation and
 amortization expense......       4,490         1,007           --       5,497
Segment profit (loss)......     (24,393)       (2,902)          --     (27,295)
Segment assets.............     106,742        18,278       (15,438)   109,582
Expenditures for long-lived
 assets....................      15,247         3,611           --      18,858

                                       Year ended December 31, 1999
                             -------------------------------------------------
                             North America International Eliminations  Totals
                             ------------- ------------- ------------ --------
Sales to external
 customers.................    $ 53,692       $15,717      $    --    $ 69,409
Depreciation and
 amortization expense......       3,307           382           --       3,689
Segment profit (loss)......      11,098         1,467           246     12,811
Segment assets.............      80,191        15,324       (22,354)    73,161
Expenditures for long-lived
 assets....................       5,439         1,840           --       7,279

                                       Year ended December 31, 1998
                             -------------------------------------------------
                             North America International Eliminations  Totals
                             ------------- ------------- ------------ --------
Sales to external
 customers.................    $ 41,469       $ 6,235      $    --    $ 47,704
Nonrecurring expenses......       3,160           --            --       3,160
Depreciation and
 amortization expense......       2,565           285           --       2,850
Segment profit (loss)......       3,147        (1,631)          114      1,630
Segment assets.............      74,724         8,257       (26,701)    56,280
Expenditures for long-lived
 assets....................      12,154           404           --      12,558

12. Acquisitions

 Bio Technology Tools, Inc.

   The Company acquired Bio Technology Tools, Inc. (BTTI) on October 14, 1998 for $6,457. The acquisition has been accounted for as a purchase, which resulted in $6,196 allocated to goodwill. The results of operations of BTTI are included in the accompanying consolidated financial statements from the date of acquisition. BTTI manufactures and markets a wide range of microtome products, tissue processors, cryogenic hardware and peripheral equipment, primarily for research and educational institutions in the United States, Europe and Japan. Goodwill recorded in the connection with this transaction is being amortized on a straight-line basis over a 15-year period (see Note 13).

 Acquisition of Certain Technology from Oncor, Inc.

   The Company acquired certain oncology diagnostic technology and assets from Oncor, Inc. on November 23, 1998 for $5,000 in cash. The Company plans to incorporate certain aspects of the acquired

                         VENTANA MEDICAL SYSTEMS, INC.

12. Acquisitions (continued)

technology in future products. The Company charged to expense at the date of the acquisition $2,900 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established and where there are no alternative future uses. This amount is included as non-recurring expense in the accompanying consolidated statements of operations.

   The purchase price for the technology was allocated as follows:

     Tangible net assets................................................ $  521
     In-process research and development expense........................  2,900
     Goodwill...........................................................    279
     Supply agreement...................................................  1,200
     Workforce in place.................................................    100
                                                                         ------
                                                                         $5,000
                                                                         ======

   The Company is amortizing goodwill on a straight-line basis over 15 years. The value assigned to an existing supply agreement assumed by the Company is being amortized on a straight-line basis over the life of the patent underlying the key technology involved in the supply agreement. The workforce in place costs are being amortized on a straight-line basis over 5 years.

 Quantitative Diagnostic Laboratories, Inc.

   The Company acquired Quantitative Diagnostic Laboratories, Inc. (QDL) on April 1, 2000 for $2,500. QDL is a specialty reference lab that provides quantitative immunohistochemistry (IHC) services to pathologists and is also involved in cancer research. The acquisition has been accounted for as a purchase, which resulted in $2,152 allocated to goodwill. The results of this acquisition is included in the accompanying consolidated financial statements from the date of acquisition. Goodwill recorded in connection with this transaction is being amortized on a straight-line basis over a 5-year period.

13. Charges and Non-Recurring Expenses

   Fiscal 2000 results were negatively impacted by $22,524 in write-offs and accruals relating to several different issues. The following table summarizes details of the charges and non-recurring expenses:

                                            Costs
                                           incurred                Reserve
                                           through    Revision  Balances as of
                                 Initial December 31,    to      December 31,
                                 Charges     2000     Estimates      2000
                                 ------- ------------ --------- --------------
Reagent dispenser quality
 issue.......................... $ 5,355   $ 3,117      $ 272       $2,510
Exit of electron microscopy
 product line...................   4,581     4,060       (521)         --
Impairment of inventory,
 diagnostic instruments and
 intangibles....................   8,615     7,798        493        1,310
Cost to close Gaithersburg,
 Maryland facility..............   2,611     1,200       (294)       1,117
Other charges, including
 contracted R&D.................   1,362     1,362        --           --
                                 -------   -------      -----       ------
  Total charges and non-
   recurring expenses........... $22,524   $17,537      $ (50)      $4,937
                                 =======   =======      =====       ======

   Charges of $5,355 were related to quality problems with the Company's dispensers and reagents used with the majority of its staining instruments. As a result, charges were taken to write-off inventory and set up reserves to cover product replacements, returns, and warranty matters.

                         VENTANA MEDICAL SYSTEMS, INC.

13. Charges and Non-Recurring Expenses (continued)


   A charge of $4,581 was recorded to account for the Company's decision to exit its electron microscopy (EM) product line. Charges were taken to write-down all EM inventory and field instruments to their net realizable value. In addition, goodwill recognized in the BTTI acquisition was written down $1,445 to reflect the impact of certain product discontinuance.

   Charges of $8,615 were recorded in recognition of the decreased value of certain instrument inventory, fixed assets and intangible assets given the launch of the Company's new BenchMark advanced staining system in 2000. In addition, intangible assets associated with the Company's 1996 acquisition of BioTek Solutions, Inc. were written down $3,074 to reflect the impact of discontinuing certain products. The Techmate IHC staining system product line acquired in the BioTek transaction was among those whose value was impacted by the launch of BenchMark.

   The Company also recognized charges of $2,611 relating to closure of its production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc.

   Other charges recognized in 2000 totaled $1,362 which included expenses related to contracted research and development being handled by an outside company.

14. Earnings (loss) Per Share

   The following tables sets forth the components of the computation of 2000, 1999 and 1998 basic and diluted earnings (loss) per share:

                                                         2000     1999    1998
                                                       --------  ------- ------
   Numerator:
     Net (loss) income................................ $(27,295) $12,811 $1,630
                                                       ========  ======= ======
   Denominator:
     Basic:
       Weighted average shares........................   14,770   13,478 13,320
     Effect of dilutive securities:
       Employee stock options.........................      --       656    776
       Warrants.......................................      --       502    531
                                                       --------  ------- ------
                                                         14,770   14,636 14,627
                                                       ========  ======= ======

   Loss per share in 2000 is computed using the weighted average number of shares of common stock outstanding; common equivalent shares from stock options and warrants are excluded from the computation in 2000 as their effect is antidilutive.