Form 10-Q
period 2001-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2001-05-14
CIK 893160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2001.


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

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.001 par value --- 15,950,615 shares as of April 30, 2001

                          VENTANA MEDICAL SYSTEMS, INC.


                               INDEX TO FORM 10-Q
                               ------------------


Part I.   Financial Information

        Item 1.   Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000

                  Condensed Consolidated Statements of Operations Three months ended March 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000

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


        Item 1.   Legal Proceedings


        Item 6.   Exhibits and Reports on Form 8-K


                  Signature

                          VENTANA MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (Unaudited)

                                                        March 31,   December 31,
ASSETS                                                    2001         2000
                                                       ----------   ----------

Current assets:
   Cash and cash equivalents                           $  34,443    $  38,512
   Accounts receivable                                    13,855       16,682
   Inventories (Note 4)                                    8,723        8,100
   Prepaid expenses                                          294          460
   Deferred tax benefit, current portion                   4,817        4,817
   Other current assets                                      525          492
                                                       ----------   ----------
Total current assets                                      62,657       69,063
Property and equipment, net                               25,618       22,329
Intangibles, net                                          11,491       11,887
Other assets                                               2,561        2,318
Deferred tax benefit, long term portion                    3,985        3,985
                                                       ----------   ----------
Total assets                                           $ 106,312    $ 109,582
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $   5,139    $   5,943
   Other current liabilities                               9,360       13,143
                                                       ----------   ----------
Total current liabilities                                 14,499       19,086
Long term debt                                             3,002        3,408
Stockholders' equity:
   Common stock - $.001 par value; 50,000,000 shares
     authorized; 15,945,142 and 15,444,122 shares
     issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                          16           15
   Additional paid-in capital                            138,028      134,862
   Accumulated deficit                                   (47,763)     (46,636)
   Accumulated other comprehensive loss                     (870)        (553)
   Treasury stock - 40,000 shares, at cost                  (600)        (600)
                                                       ----------   ----------
Total stockholders' equity                                88,811       87,088
                                                       ----------   ----------
Total liabilities and stockholders' equity             $ 106,312    $ 109,582
                                                       ==========   ==========


 See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                                --------
                                                           2001           2000
                                                         ---------     ---------
Sales:
  Reagents and other                                     $ 13,764      $ 12,001
  Instruments                                               5,516         5,125
                                                         ---------     ---------
    Total net sales                                        19,280        17,126
Cost of goods sold                                          6,175         5,970
                                                         ---------     ---------
Gross profit                                               13,105        11,156
Operating expenses:
  Research and development                                  3,306         1,984
  Selling, general and administrative                      10,759         7,960
  Amortization of intangibles                                 372           278
                                                         ---------     ---------
(Loss) income from operations                              (1,332)          934
Other income (expense)                                        339           (48)
                                                         ---------     ---------
(Loss) income before taxes and cumulative
   effect of accounting change                               (993)          886
Provision for income taxes                                    134           350
                                                         ---------     ---------
Net (loss) income before cumulative
   effect of accounting change                             (1,127)          536
Cumulative effect of accounting change,
   net of applicable income tax
   benefit of $1,436                                           --        (2,154)
                                                         ---------     ---------
Net loss                                                 $ (1,127)     $ (1,618)
                                                         =========     =========
Per share data:
   (Loss) income before cumulative effect
      of accounting change:
         --Basic                                         $  (0.07)     $   0.04
                                                         =========     =========
         --Diluted                                       $  (0.07)     $   0.03
                                                         =========     =========
   Net loss
         --Basic                                         $  (0.07)     $  (0.11)
                                                         =========     =========
         --Diluted                                       $  (0.07)     $  (0.11)
                                                         =========     =========
Shares used in computing earnings per
   common share:
         --Basic                                           15,575        14,305
                                                         =========     =========
         --Diluted                                         15,575        16,467
                                                         =========     =========
 See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                                  --------
                                                             2001        2000
                                                           ---------   ---------
OPERATING ACTIVITIES:
Net loss                                                   $ (1,127)   $ (1,618)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Cumulative effect of accounting change                        --       2,154
   Change in deferred tax benefit                                --      (1,255)
   Depreciation and amortization                              1,124       1,286
   Changes in operating assets and liabilities               (2,503)     (2,759)
                                                           ---------   ---------
Net cash used in operating activities                        (2,506)     (2,192)

INVESTING ACTIVITIES:
Purchase of property and equipment                           (4,007)     (1,024)
Purchase of intangible assets, net                               --      (1,250)
                                                           ---------   ---------
Net cash used in investing activities                        (4,007)     (2,274)

FINANCING ACTIVITIES:
Repayment of debt                                              (406)       (256)
Net proceeds from private placement                              --      46,847
Issuance of common stock                                      3,167       2,627
                                                           ---------   ---------
Net cash provided by financing activities                     2,761      49,218
Effect of exchange rate change on cash                         (317)         30
                                                           ---------   ---------
Net (decrease) increase in cash and cash equivalents         (4,069)     44,782
Cash and cash equivalents, beginning of period               38,512       1,787
                                                           ---------   ---------
Cash and cash equivalents, end of period                   $ 34,443    $ 46,569
                                                           =========   =========

See accompanying notes

                          VENTANA MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.  BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.  REVENUE RECOGNITION


The Company recognizes revenue upon shipment of its products that do not require installation at the customer's site. During the year ended December 31, 2000, the Company changed its methods of revenue recognition for its products which do require installation at the customer's site in accordance with Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, the Company had recognized revenue for products upon shipment to the customer, but prior to installation at the customer's site. The Company had routinely completed such installation services in the past, but a substantive effort is required and the Company is the only one who can perform the service. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the completion of installation of the product at the customer's site. For the three months ended March 31, 2001, the Company recognized $2,760 from instruments shipped in prior periods and installed in the first quarter. The effect of that revenue was to increase gross margin by $2,243 during the first quarter.


3.  RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve- month period. The Company adopted SFAS 133 in the first quarter of fiscal 2001 with no effect to the Company's operations or financial position.

                          VENTANA MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4.  INVENTORIES


Inventories consist of the following (in thousands):
                                                       March 31,    December 31,
                                                         2001          2000
                                                        -------       -------

         Raw material and work-in-process               $3,925        $3,603
         Finished goods                                  4,798         4,497
                                                        -------       -------
                                                        $8,723        $8,100
                                                        =======       =======


5.  COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ending March 31, 2001 and 2000 are as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                           2001           2000
                                                         --------       --------

        Net loss                                         $(1,127)       $(1,618)
        Foreign currency translation                        (317)            30
                                                         --------       --------
        Comprehensive loss                               $(1,444)       $(1,588)
                                                         ========       ========


Accumulated comprehensive loss consists exclusively of foreign currency translation adjustments.

6.  PROVISION FOR INCOME TAXES

Management believes no benefit for corporate income taxes is required for U.S. tax jurisdictions for the three month period ending March 31, 2001 given that the deferred tax assets generated by the operating loss have not been assessed as being more likely than not of being recovered in the foreseeable future. The actual tax provision reported consists of certain state taxes as well as other international income taxes.

                          VENTANA MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.  LINE OF CREDIT


The Company has a $10 million line of credit arrangement with a bank which is subject to renewal May 31, 2001. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited based on outstanding accounts receivable of the Company, which as of March 31, 2001 resulted in available borrowing of $10 million, of which, $6.4 million has been committed in support of various standby letters of credit.


8.  OPERATING SEGMENT AND ENTERPRISE DATA


The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, and Japan). Segment information for the three months ended March 31, 2001, and 2000 are as follows (in thousands):
                                        Three months ended March 31, 2001
                               -------------------------------------------------
                                                           Elimina-
                                  U.S.     International    tions       Totals
                               ----------  -------------  ----------  ----------

Sales to external customers    $  13,605   $      5,675   $       -   $  19,280
Segment (loss) profit             (1,684)           557           -      (1,127)
Segment assets                   105,252         16,480     (15,420)    106,312



                                        Three months ended March 31, 2000
                               -------------------------------------------------
                                                           Elimina-
                                  U.S.     International    tions       Totals
                               ----------  -------------  ----------  ----------

Sales to external customers    $  12,126   $      5,000   $       -   $  17,126
Segment (loss) profit               (366)        (1,252)          -      (1,618)
Segment assets                   122,863         15,328     (17,113)    121,078

                          VENTANA MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of Ventana Medical Systems, Inc. ("Ventana" or "the Company") should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company's control, include the following: market acceptance of new automated histology products, continued success in asset management, continued improvements in our manufacturing efficiencies, on-schedule launches of our new products, currency exchange rate variability, competition and competitive pressures on pricing and general economic conditions in the United States and in the regions served by the Company. A more complete listing of cautionary statements and risk factors is contained in the Company's report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.


OVERVIEW


Ventana develops, manufactures and markets instrument/reagent systems that automate tissue preparation and slide staining in clinical histology and drug discovery laboratories worldwide. Ventana's clinical systems are important tools used in the diagnosis and treatment of cancer and infectious diseases. Ventana's drug discovery systems are used to accelerate the discovery of new drug targets and evaluate the safety of new drug compounds.


RESULTS OF OPERATIONS


NET SALES


Net sales for the three months ended March 31, 2001 as compared to the same period in 2000 increased 13% to $19.3 million from $17.1 million. The increase in net sales was attributable to 15% and 8% increases in reagent and instrument sales, respectively. Sales increased in the 2001 three month period compared to the same period in 2000 in both geographic segments: 12% and 13% in the US and internationally, respectively. The higher percentage increase in reagent sales represents the increasing number of instruments deployed by customers using the Company's instruments.

                          VENTANA MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


GROSS PROFIT

Gross profit for the three months ended March 31, 2001 as compared to the same period in 2000, increased to $13.1 million from $11.2 million. The Company's gross margin for the three months ended March 31, 2001 increased to 68% from 65% for the same period of 2000. The primary reason for the increase in gross profit margin is the higher mix of reagent sales which have a higher gross margin than instruments.


RESEARCH AND DEVELOPMENT


Research and development expenses for the three months ended March 31, 2001 increased 67% to $3.3 million from $1.9 million for the same period in 2000. The increase results primarily from substantial development work on new products, including development of chemistry applications for both DNA microarrays and mRNA tissue testing.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")


Presented below is a summary of SG&A expense for the three months ended March 31, 2001 and 2000 (in thousands):

                                        Three Months Ended
                                              March 31,
                                   --------------------------------
                                        2001              2000
                                   -------------     -------------
                                           % Net             % Net
                                   $       Sales     $       Sales
                                   -------------     -------------

Sales and Marketing                $ 8,913   46%     $ 6,368   37%
Administration                       1,846   10%       1,592    9%
                                   -------------     -------------
Total                              $10,759   56%     $ 7,960   46%
                                   =============     =============

SG&A expense for the three months ended March 31, 2001 increased to $10.8 million from $8.0 million for the same period of the prior year. This was a direct result of the increased hiring of new sales and marketing personnel for the Molecular Discovery business in both North America and Europe together with a significant investment in sales training for our North American clinical histology sales force.


AMORTIZATION OF INTANGIBLES


Intangible assets consist primarily of goodwill, customer base, and supply agreements resulting from acquisitions and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, resulting in quarterly costs approximating $0.4 million. Additionally, the Company will continue to review the utility of these assets and recognize any impairment should the Company determine such a condition exists.

                          VENTANA MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2001, the Company's principal source of liquidity consisted of cash and cash equivalents of $34.4 million. The Company also had an unused $10 million revolving bank credit facility. Any borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

During the three months ended March 31, 2001, net cash used in operations and investing activities increased to $6.5 million, versus $4.5 million in the three months ended March 31, 2000. The increase was primarily due to $3.5 million spent on the construction of our planned corporate headquarters and manufacturing facility in suburban Tucson, Arizona. Additional spending on the corporate headquarters is expected to be approximately $10 million.

The Company believes that its existing capital resources, together with cash generated from product sales and available borrowing capacity under its bank credit facilities will be sufficient to satisfy its working capital requirements for the near future.


FOREIGN CURRENCY RISK


The Company does not currently hedge against foreign currency fluctuations, because the Company does not believe it runs a serious risk of experiencing permanent impairment to any material assets denominated in foreign currency. The Company re-evaluates this situation from time to time. As a result, to the extent local currency revenues and expenses in foreign subsidiaries are translated into U.S. dollars at differing rates over time, the Company may experience fluctuations in operating results. The Company conducts a relatively small but growing portion of its business in the Euro, the Japanese Yen and the Australian Dollar.

                          VENTANA MEDICAL SYSTEMS, INC.


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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

                          VENTANA MEDICAL SYSTEMS, INC.

On June 15, 1999 we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor's unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor's rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included our claims. However, the Omnibus Objection did not set forth any specific allegations with respect to our claims. We continue to believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

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

The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. CytoLogix seeks to invalidate our German patent (no. DE 69117052.5), which covers various aspects of our automated, slide staining system. We believe we can defend this patent through the Nullity proceeding, however because this action is relatively new, results of the proceeding are uncertain and there can be no assurance to that effect. We have responded to this action and now await further orders from the German Federal Patent Court.

                          VENTANA MEDICAL SYSTEMS, INC.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K.

              No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Ventana Medical Systems, Inc.




Date:  May 15, 2001           By: /s/ Nicholas Malden
                                  -------------------------------------
                                  Nicholas Malden, Vice President,
                                  Chief Financial Officer and Secretary