Form 10-Q
period 2001-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2001-08-14
CIK 893160

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001.

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________


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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

              Applicable Only to Issuers Involved in Bankruptcy
   (Formal name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ____ No ____


                     Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.001 par value --- 16,044,583 shares as of July 31, 2001

                         Ventana Medical Systems, Inc.


                              INDEX TO FORM 10-Q
                              ------------------

Part I.   Financial Information

     Item 1.     Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets
                 June 30, 2001 and December 31, 2000

                 Condensed Consolidated Statements of Operations
                 Three and six months ended June 30, 2001 and 2000

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 2001 and 2000

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

     Item 4.     Submission of Matters to a Vote of Security Holders

     Item 6.     Exhibits and Reports on Form 8-K

                 Signature

                         Ventana Medical Systems, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)
                                  (Unaudited)

                                                                  June 30,         December 31,
ASSETS                                                              2001              2000
                                                                    ----              ----
Current assets:
   Cash and cash equivalents                                    $    25,938       $     38,512
   Accounts receivable                                               13,911             16,682
   Inventories                                                        9,397              8,100
   Prepaid expenses                                                     408                460
   Deferred tax benefit, current portion                              4,817              4,817
   Other current assets                                                 422                492
                                                                -----------       ------------
Total current assets                                                 54,893             69,063
Property and equipment, net                                          31,706             22,329
Intangibles, net                                                     11,084             11,887
Other assets                                                          2,704              2,318
Deferred tax benefit, long term portion                               3,985              3,985
                                                                -----------       ------------
Total assets                                                    $   104,372       $    109,582
                                                                ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $     4,625       $      5,943
   Other current liabilities                                          7,422             13,143
                                                                ===========       ============
Total current liabilities                                            12,047             19,086
 Long term debt                                                       2,804              3,408
 Stockholders' equity:
   Common stock - $.001 par value; 50,000,000 shares
    authorized; 15,975,046 and 15,444,122 shares
    issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively                                      16                 15
   Additional paid-in capital                                       138,365            134,862
   Accumulated deficit                                              (47,748)           (46,636)
   Accumulated other comprehensive loss                                (512)              (553)
   Treasury stock - 40,000 shares, at cost                             (600)              (600)
                                                                -----------       ------------
 Total stockholders' equity                                          89,521             87,088
                                                                -----------       ------------
 Total liabilities and stockholders' equity                     $   104,372       $    109,582
                                                                ===========       ============

  See accompanying notes

                         Ventana Medical Systems, Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands except per share data)
                                  (Unaudited)

                                                          Three Months Ended          Six Months Ended
                                                                June 30                    June 30
                                                                -------                    -------
                                                           2001         2000          2001        2000
                                                           ----         ----          ----        ----
Sales:
  Reagents and other                                     $ 15,143     $ 12,304      $ 28,907    $ 24,305
  Instruments                                               6,195        6,419        11,711      11,544
                                                         --------     --------      --------    --------
    Total net sales                                        21,338       18,723        40,618      35,849
Cost of goods sold                                          7,051       18,782        13,226      24,752
                                                         --------     --------      --------    --------
Gross profit (loss)                                        14,287          (59)       27,392      11,097
Operating expenses:
  Research and development                                  3,850        3,461         7,156       5,445
  Selling, general and administrative                      10,221       14,930        20,980      22,890
  Nonrecurring expenses                                         -        4,519             -       4,519
  Amortization of intangibles                                 382          391           754         669
                                                         --------     --------      --------    --------
Loss from operations                                         (166)     (23,360)       (1,498)    (22,426)
Other income                                                  286          452           625         404
                                                         --------     --------      --------    --------
Income (loss) before taxes and cumulative
  effect of accounting change                                 120      (22,908)         (873)    (22,022)
Provision for income taxes                                    105            -           239         350
                                                         --------     --------      --------    --------
Net income (loss) before cumulative effect of
  accounting change                                            15      (22,908)       (1,112)    (22,372)
Cumulative effect of accounting change, net
   of applicable income tax benefit of $1,436                   -            -             -      (2,154)
                                                         --------     --------      --------    --------
Net income (loss)                                        $     15     $(22,908)     $ (1,112)   $(24,526)
                                                         ========     ========      ========    ========
Per share data:
  Income (loss) before cummulative effect
       of accounting change:
         --Basic                                         $      -     $  (1.52)     $  (0.07)   $  (1.56)
                                                         ========     ========      ========    ========
         --Diluted                                       $      -     $  (1.52)     $  (0.07)   $  (1.56)
                                                         ========     ========      ========    ========
  Net loss
         --Basic                                         $      -     $  (1.52)     $  (0.07)   $  (1.71)
                                                         ========     ========      ========    ========
         --Diluted                                       $      -     $  (1.52)     $  (0.07)   $  (1.71)
                                                         ========     ========      ========    ========
Shares used in computing earnings (loss) per
  common share:
         --Basic                                           15,970       15,097        15,790      14,366
                                                         ========     ========      ========    ========
         --Diluted                                         16,722       15,097        15,790      14,366
                                                         ========     ========      ========    ========

See accompanying notes

                         Ventana Medical Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                          -------
                                                                                    2001           2000
                                                                                    ----           ----
Operating activities:
Net loss                                                                          $ (1,112)      $(24,526)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Cumulative effect of accounting change                                             --            2,154
   Depreciation and amortization                                                     3,194          2,617
   Change in deferred tax benefit                                                     --            1,255
   Non-cash intangibles and property and equipment charges                            --            7,914
   Changes in operating assets and liabilities                                      (5,790)         8,463
                                                                                  --------       --------
Net cash used in operating activities                                               (3,708)        (2,123)

Investing activities:
Purchase of property and equipment                                                 (11,807)        (6,279)
Purchase of intangible assets, net                                                    --           (2,390)
                                                                                  --------       --------
Net cash used in investing activities                                              (11,807)        (8,669)

Financing activities:
Repayment of debt                                                                     (604)           (71)
Net proceeds from private placement                                                   --           46,847
Issuance of common stock                                                             3,504          5,610
                                                                                  --------       --------
Net cash provided by financing activities                                            2,900         52,386
Effect of exchange rate change on cash                                                  41             36
                                                                                  --------       --------
Net (decrease) increase in cash and cash equivalents                               (12,574)        41,630
Cash and cash equivalents, beginning of period                                      38,512          1,787
                                                                                  --------       --------
Cash and cash equivalents, end of period                                          $ 25,938       $ 43,417
                                                                                  ========       ========

See accompanying notes

                         Ventana Medical Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Revenue Recognition

The Company recognizes revenue upon shipment of its products that do not require installation at the customer's site. During the year ended December 31, 2000, the Company changed its methods of revenue recognition for its products which do require installation at the customer's site in accordance with Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue for products upon shipment to the customer, but prior to installation at the customer's site. The Company had routinely completed such installation services in the past, but a substantive effort is required and the Company is the only one who can perform the service. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the completion of installation of the product at the customer's site. For the three and six months ended June 30, 2001, the Company recognized revenues of $859 and $3,619, respectively from instruments shipped in the prior year. The effect of that revenue was to increase gross margin by $681 and $2,924 during the three and six-month periods, respectively.

                         Ventana Medical Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

3.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS Nos. 141 and 142. At the present time, the company reviews, on a quarterly basis, the utility of these assets and recognizes any impairment should the condition exist.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve month period. The Company adopted SFAS 133 in the first quarter of fiscal 2001 with no effect to the Company's operations or financial position.

4.  Inventories

Inventories consist of the following (in thousands):

                                                                         June 30,               December 31,
                                                                           2001                    2000
                                                                           ----                    ----
         Raw material and work-in-process                                 $ 4,049                 $ 3,603
         Finished goods                                                     5,348                   4,497
                                                                          -------                  ------
                                                                          $ 9,397                 $ 8,100
                                                                          =======                 =======

5.  Comprehensive Income (Loss)

The components of comprehensive loss for the three and six months ending June 30, 2001 and 2000 are as follows (in thousands):

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                                      --------                           --------
                                                 2001           2000                2001           2000
                                                 ----           ----                ----           ----
        Net income (loss)                      $    15       $ (22,908)          $ (1,112)      $ (24,526)
        Foreign currency translation               358               6                 41              36
                                               -------       ---------           --------       ---------
        Comprehensive income (loss)            $   373       $ (22,902)          $ (1,071)      $ (24,490)

Accumulated comprehensive income (loss) consists exclusively of foreign currency translation adjustments.

                         Ventana Medical Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


6.  Provision for Income Taxes

Management believes no benefit for corporate income taxes is required for U.S. tax jurisdictions for the three and six month periods ending June 30, 2001 given that the deferred tax assets generated by the operating loss have not been assessed as being more likely than not of being recovered in the foreseeable future. The actual tax provision reported consists of certain state taxes as well as other international income taxes.

7.  Line of Credit

The Company has a $10.0 million line of credit arrangement with a bank which is subject to renewal May 31, 2002. Borrowings under the line are collateralized by the Company's receivables, inventories, machinery and equipment, and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company's stock and limits the number of treasury shares the Company may purchase. The Company was in compliance with these covenants as of June 30, 2001. In addition, borrowings are limited based on outstanding accounts receivables, which as of June 30, 2001 resulted in available borrowing of $9.0 million, of which, $6.4 million has been committed in support of various standby letters of credit.

                         Ventana Medical Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


8. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, and Japan). Segment information for the three and six months ended June 30, 2001, and 2000 are as follows (in thousands):

                                                        Three months ended June 30, 2001
                                          --------------------------------------------------------------
                                                                              Elimina-
                                                U.S.        International      tions          Totals
                                          --------------------------------------------------------------
   Sales to external customers              $   15,774       $   5,564        $       -     $   21,338
   Segment (loss) profit                          (466)            481                -             15

                                                        Three months ended June 30, 2000
                                          --------------------------------------------------------------
                                                                              Elimina-
                                                U.S.        International      tions          Totals
                                          --------------------------------------------------------------
   Sales to external customers              $   13,795       $   4,928        $       -     $   18,723
   Segment (loss) profit                       (22,463)           (445)               -        (22,908)

                                                         Six months ended June 30, 2001
                                          --------------------------------------------------------------
                                                                              Elimina-
                                                U.S.        International      tions          Totals
                                          --------------------------------------------------------------
    Sales to external customers             $   29,379       $  11,239        $       -     $   40,618
    Segment (loss) profit                       (2,150)          1,038                -         (1,112)
    Segment assets                             100,139          18,905          (14,672)       104,372

                                                         Six months ended June 30, 2000
                                          --------------------------------------------------------------
                                                                              Elimina-
                                                U.S.        International      tions          Totals
                                          --------------------------------------------------------------
   Sales to external customers              $   25,921       $   9,928        $       -     $   35,849
   Segment (loss) profit                       (22,829)         (1,697)               -        (24,526)
   Segment assets                              120,165          15,674          (30,183)       105,656

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

Results of Operations

Net Sales

Net sales for the three and six months ended June 30, 2001 as compared to the same periods in 2000 increased 14% and 13% to $21.3 million and $40.6 million from $18.7 million and $35.8 million, respectively. Net sales growth was attributable to a 23% and 19% increases in reagent and non-instrument sales for the three and six month periods respectively. The increase in reagent sales is driven by the growth in the underlying install base. Instrument sales decreased 3% during the three month period while for the six month period increased 1%. This resulted directly from the discontinuance of the sale of electron microscopy products after the third quarter of 2000. Sales increased in the 2001 three and six month periods compared to the same periods in 2000 across both geographic segments: 14% and 13% in the US ($15.8 million and $29.4 million versus $13.8 million and $25.9 million) and 13% for both periods internationally ($5.6 million and $11.2 million versus $4.9 million and $9.9 million).

                         Ventana Medical Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Gross Profit

Gross profit for the three and six months ended June 30, 2001 increased to $14.3 million and $27.4 million, respectively, from $(59,000) and $11.1 million for the same periods in 2000. The Company's gross margin for the three and six months ended June 30, 2001 increased to 67% from (0.3%) and 31% for the same periods in 2000. The increase in gross margin is primarily attributable to $11.8 million of charges taken in the second quarter of 2000.

Research and Development

Research and development expenses for the three and six months ended June 30, 2001 increased to $3.9 million and $7.2 million, respectively, from $3.5 million and $5.4 million for the same periods in 2000. The increase results primarily from substantial investment in new products, including development of chemistry applications for both DNA microarrays and mRNA tissue testing.

Selling, General and Administrative ("SG&A")

Presented below are a summary of SG&A expense for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                   Three Months Ended                   Six Months Ended
                                        June 30,                             June 30,
                                -----------------------              -----------------------
                                2001               2000              2001               2000
                                ----               ----              ----               ----
                                     %                 %                  %                 %
                             $      Sales      $      Sales        $     Sales       $     Sales
                             ------------      ------------        -----------       -----------
Sales and marketing          $ 8,540   40%     $10,904   58%       $17,453  43%      $17,272  48%
Administration                 1,681    8%       4,026   22%         3,527   9%        5,618  16%
                             ------------      ------------        -----------       -----------

 Total SG&A                  $10,221   48%     $14,930   80%       $20,980  52%      $22,890  64%
                             ============      ============        ===========       ===========

SG&A expense for the three and six months ended June 30, 2001 decreased to $10.2 million and $21.0 million, respectively, from $14.9 million and $22.9 million for the same periods in 2000. The primary reason for the decrease is attributable to $5.7 million of charges taken in the second quarter of 2000. Absent these charges, SG&A expense increased due to the hiring of new sales and marketing personnel for the Molecular Discovery business in both North America and Europe together with a significant investment in sales training for our North American clinical histology sales force.

                         Ventana Medical Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Amortization of Intangibles

Intangible assets consist primarily of goodwill, customer base, and supply agreements resulting from acquisitions and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, resulting in quarterly costs approximating $0.4 million.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS Nos. 141 and 142. At the present time, the company reviews, on a quarterly basis, the utility of these assets and recognizes any impairment should the condition exist.

Liquidity and Capital Resources

As of June 30, 2001, the Company's principal source of liquidity consisted of cash and cash equivalents of $25.9 million. The Company also had an unused $10.0 million revolving bank credit facility. Any borrowings under the Company's bank credit facility are secured by a pledge of substantially all of the Company's assets and bear interest at the bank's prime rate.

During the six months ended June 30, 2001, net cash used in operations and investing activities increased to $15.5 million, versus $10.8 million in the six months ended June 30, 2000. Net cash used in investing activities was primarily associated with $9.2 million used on the construction of our corporate headquarters and manufacturing facility in suburban Tucson, Arizona. Additional spending on the corporate headquarters is expected to be approximately $6.0 million.

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

On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, we filed a motion to dismiss plaintiffs' Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part our motion to dismiss. The Court dismissed plaintiffs' claims based upon the North Carolina securities laws and California's insider-trading statute. Plaintiffs' surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, we filed a motion for summary judgment on all of plaintiffs' remaining claims. On November 22, 2000, the Court issued an Order granting our motion for summary judgment in its entirety. Plaintiffs filed a notice of appeal on December 8, 2000 and were originally scheduled to file their appellate brief in May 2001. The briefing schedule has been extended and to a deadline of August 16, 2001. Based on the facts known to date, we believe that the claims are without merit and we will vigorously defend this suit.

On April 1, 1999, a shareholder derivative and class action suit was filed in the Court of Chancery for the State of Delaware entitled LEUNG v. VENTANA MEDICAL SYSTEMS, INC., ET AL., C.A. No. 17089. Plaintiff, who is related to the plaintiffs in the above federal securities action, alleges breach of fiduciary duty and breach of contract relating to our merger with BioTek and the related conversion of BioTek notes into Ventana notes, as well as our decision to compensate two of our directors by selling Ventana stock to them at a fixed price. On May 6, 1999, we filed a motion to dismiss, or in the alternative, to stay this action in favor of the federal securities action. These motions were heard on October 18, 1999, and on February 29, 2000, the Court granted our motion, dismissing the action in its entirety. Plaintiff filed his notice of appeal on October 24, 2000, and all appellate briefing was completed in March 2001. In late May 2001 we prevailed on our summary judgment motion and this matter has been dismissed with prejudice.

On June 15, 1999 we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor's unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of

                         Ventana Medical Systems, Inc.

claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor's rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included our claims. However, the Omnibus Objection did not set forth any specific allegations with respect to our claims. On July 20, 2001, we filed our response to the Omnibus Objection reasserting our original claim. We continue to believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On December 9, 1999 we filed an action, VENTANA MEDICAL SYSTEMS, INC. v. CYTOLOGIX CORP., No. CIV99-606 TUC FRZ, alleging that sales of CytoLogix Corporation's ARTISAN(TM) special stainer infringe U.S. Patent No. 5,355,439 (Bernstein), and seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation (U.S. 5,232,664 (Krawzak)). The amended complaint sought an injunction against the continued sale of the ARTISAN instrument, and damages for lost sales. On July 25, 2001, the parties submitted a joint Stipulation and Order dismissing all claims related to the Krawzak patent. We believe the remaining claims are meritorious and that we will prevail, however, because little discovery has been completed, results of the proceedings are uncertain and there can be no assurance to that effect.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2001 Annual Meeting of Shareholders on May 3, 2001. At the Annual Meeting, Christopher M. Gleeson, Rex J. Bates and Edward M. Giles were elected as directors to serve until the 2004 Annual Meeting of Shareholders. Continuing as directors with terms expiring at the 2003 Annual Meeting of Shareholders were Mark C. Miller and James R. Weersing. Continuing as directors with terms expiring at the 2002 Annual Meeting of Shareholders were Jack W. Schuler, John Patience and Thomas M. Grogan, M.D.

The shareholders also approved the adoption of our new 2001 Outside Director Stock Option Plan and ratified the appointment of Ernst & Young, LLP as our independent accountants to examine our financial statements for the fiscal year ending December 31, 2001.

The following table shows the votes for, against or withheld and those abstaining from each of such matters at the Annual Meeting:

                                         Votes For         Votes Against        Abstentions
                                                           or Withheld
                                       -----------------------------------------------------
Adoption of the 2001 Outside             10,675,829          2,025,766            19,535
Director Stock Option Plan
Ratification of Ernst & Young, LLP       12,690,396             27,234             3,500

                         Ventana Medical Systems, Inc.

Item 6. Exhibits and reports on Form 8-K

        (a)   Exhibits

        (b)   Reports on Form 8-K.

              No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ventana Medical Systems, Inc.



Date: August 14, 2001                      By:  /s/ Nicholas Malden
                                               _______________________________
                                               Nicholas Malden, Vice President,
                                               Chief Financial Officer and
                                               Secretary