Form 10-K
period 2001-12-31
VENTANA MEDICAL SYSTEMS INC
filed 2002-03-27
CIK 893160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 000-20931

VENTANA MEDICAL SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	94-2976937
(State of Incorporation)	(IRS Employer Identification No.)

1910 Innovation Park Drive Tucson, AZ	85737
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(520) 887-2155

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $311,139,348 based upon the average of the high and low prices of the Registrant’s Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2002, the Registrant had outstanding 16,234,769 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART I

      This report on Form 10-K may contain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors that may affect the outcome projected in such statements, see “Cautionary Factors That May Affect Future Results,” beginning on page 12. While this outlook represents our current judgment on the future direction of our business, such risks could cause actual results to differ materially from our future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this report on Form 10-K.

      For our current and historical financial positions, see “Selected Financial Data,” beginning on page 24.

Item 1.     Description of Business

Summary of Our Business

      Unless the context requires otherwise, all references to we, our or us refer to Ventana Medical Systems, Inc., a corporation originally incorporated in the state of Delaware in 1993 and its six subsidiaries:

•	Ventana Medical Systems, GmbH

•	Ventana Medical Systems, Japan K.K.

•	Ventana Medical Systems, Pty. Ltd.

•	Ventana Medical Systems, S.A.

•	BioTek Solutions, Inc.

•	BioTechnology Tools, Inc.

      We develop, manufacture and market instruments and consumables that are used to automate diagnostic and drug discovery procedures in clinical histology laboratories and drug discovery laboratories worldwide. Our instrument-reagent systems are designed to prepare and to stain patient tissue or cells mounted on a microscope slide for examination by a pathologist. The consumable products we market that are required to operate our instruments include reagents and other accessories. Our systems are designed to provide users with automated high-quality and consistent results with high throughput and significant labor savings. Our clinical products are used by anatomical pathology labs, which are labs that focus on the analysis of human tissue, to assist anatomical pathologists in the diagnosis of cancer and infectious diseases. Most anatomical pathology labs are hospital-based, although some independent reference labs offer histology services. Our drug discovery products are used by research labs at large pharmaceutical and biotechnology companies and medical research centers to assist in the discovery of new drug targets. Our instruments have been placed in the majority of the top fifty U.S. cancer centers, which are recognized as leaders in cancer research and treatment. These include Johns Hopkins Hospital, the Mayo Clinic, Memorial Sloan-Kettering Cancer Center and M.D. Anderson Medical Center.

      The anatomical pathology lab is made up of Histology and Cytology. Histology tests performed on our instruments are used by pathologists and oncologists to assist in the diagnosis of cancer and infectious diseases and to select an appropriate therapy. According to the National Cancer Institute, cancer is the second leading cause of death in the United States. Mortality rates are improved by early detection and the selection of appropriate therapies. Based upon our modeling of the market, we estimate that anatomical pathology labs worldwide purchase in excess of $1.0 billion in instruments and consumables on an annual basis. In addition, the pharmaceutical and biotechnology companies involved in analyzing the human genome and proteome to accelerate new drug discovery also benefit from automating the analysis of human and animal tissue and cells.

Industry Overview

      We target our instrument-reagent systems at two markets: the anatomical pathology lab (Histology and Cytology) and the drug discovery lab. We currently derive the majority of our revenues and profits from ongoing sales of consumables and instruments to histology labs, although we expect sales to labs engaged in drug research to grow over time.

     Histology

      Histology is the study of the microscopic structure of tissues. In a histology lab, an anatomical pathologist attempts to identify the causes and consequences of disease in a specific part of the body. An anatomical pathologist uses tools ranging from powerful microscopes to molecular analysis of cell proteins and genes. This is done by examining tissue samples obtained during surgery or through biopsy procedures to identify structural and other changes in cells, tissues and organs. Anatomical pathology examinations are among the most reliable ways to establish: (1) a diagnosis of the type of disease suffered by the patient, (2) a prognosis on the likely progression of the disease and (3) a determination as to which therapies are most likely to be effective in treating the patient.

      All patient tissue samples entering the histology lab move through seven sample preparation and work cells:

•	Accessioning — Tissue is entered into the hospital information system for medical records and billing purposes.

•	Grossing — Following accessioning, the gross tissue specimen is examined by a pathologist. Several tissue samples are then cut from the gross specimen for further examination and placed in small plastic cassettes.

•	Tissue Processing — Cassettes from gross specimens are placed in an instrument called a tissue processor. Tissue processors preserve the tissue through the use of a fixative and infusing the tissue with paraffin so it can be more readily cut or sectioned.

•	Embedding — Processed tissue is removed from each cassette and embedded in a paraffin block to produce a tissue block of uniform size.

•	Sectioning — Each tissue block is next transferred to the sectioning area of the lab where very thin sections are cut on a microtome and mounted on a microscope slide.

•	Hemotoxlyn and Eosin, or H&E, Staining — Each microscope slide is then stained with two basic stains, Hemotoxlyn and Eosin, that help the pathologist identify each cell’s nucleus, cytoplasm and membrane.

•	Microscopic Examination — Finally, each H&E stained slide is examined by a pathologist using a microscope to determine if the tissue or cells are healthy or diseased. In particular, the pathologist is looking for the presence of microorganisms that could indicate an infectious disease or deformed cells that could indicate the presence of cancer. In cases where an H&E stained slide appears to have abnormalities, the pathologist performing the initial examination of a patient specimen may request that the slide undergo additional testing.

      Additional tests, which may be requested by the pathologist, include immunohistochemistry, special stains or in situ hybridization tests. These tests are significantly more complex than the H&E stains and require special reagents.

•	Immunohistochemistry, or IHC, stains are used primarily by pathologists and oncologists assisting in the diagnosis of cancer and the determination of different treatment options. IHC staining is used to test for the presence or over expression of the proteins involved in cancer.

•	Special stains are used primarily to assist in the diagnosis of infectious diseases, although they can also be used to assist in cancer diagnosis. Special stains are chemical dye stains that localize to microorganisms found in tissue and to specific tissue types.

•	In situ hybridization, or ISH, stains can be used to assist in the diagnosis of infectious diseases or genetic mutations that are usually associated with the presence of cancer.

      We currently offer products that are used in tissue processing, IHC staining, special stains staining and ISH staining.

      Tissue Processing. In developed nations, all histology labs have at least one automated tissue processor instrument and most labs have two or more. In less developed countries, tissue processing is still performed manually in most labs. Tissue processors consume a substantial quantity of reagents (fixatives, alcohol, xylene, paraffin), however we do not participate in this reagent market.

      IHC Staining. We estimate that there are in excess of 30 million slides stained with IHC annually on a worldwide basis. The majority of these slides are stained in the approximately 6,000 hospital-based histology labs. However, in North America and Japan some hospitals send their IHC slides to regional reference labs for staining rather than performing the work themselves. We estimate that the number of IHC slides processed all across labs in the U.S. is growing about 6% – 8% annually due to:

•	the increasing acceptance of the value of the technology by pathologists and oncologists;

•	the increasing incidence of cancer as the population ages increases histology producing surgical cases;

•	the emergence of new stains that may influence therapy choices;

•	a shrinking qualified labor pool; and

•	the shifting of the market from manual to automated IHC slide processing.

      We estimate that approximately 50% of the IHC slides processed in North America and Europe are stained on automated instruments. Most of the rest of the world is using manual staining, a substantial growth opportunity as these users convert to automated systems.

      IHC instruments require reagents and accessories to operate. We supply a full line of these consumables for use with our instruments. Our experience in the industry suggests that we are the worldwide market leader in supplying automated IHC staining systems.

      Special Stains Staining. We estimate that the special stains market is slightly smaller than the worldwide IHC market and growing rapidly. There is an opportunity to place instruments with virtually every hospital-based histology lab as special stains slides are rarely sent to reference labs. Currently, nearly all special stains slides are processed manually; we believe that a major segment of the market will switch toward automated slide processing over the next 5–10 years.

      ISH Staining. The clinical market for ISH staining is currently very small due to the difficulty of performing ISH stains manually and the small number of assays accepted for clinical use. We expect automation to grow the clinical market significantly. Currently, the principal clinical tests are used to detect cancer and infectious diseases, primarily viruses, in tissue. We believe ISH tests for genetic mutations will become important clinical tests.

      Her-2/neu testing. Her-2 is tested either by protein overexpression or gene amplification. Whether in biopsied tissue or in cytological fluid collected by ductal lavage, Her-2/neu FISH testing is critical in determining the correct therapy for a patient. We are the only company to offer a complete, fully automated Her-2 triage method which incorporates both an FDA approved protein assay, Pathway, and a HER-2 FISH assay, INFORM Her-2/neu.

     Cytology

      Cytology is the microscopic study of cell samples from various human body sites for the detection, diagnosis, and management of human disease. In cytology labs, cytopathologists seek to identify cells, which are either living (phase microscopy) or dead (fixed) and prepared for viewing (embedded, sectioned, and stained) on microscopes. The cytotechnologist microscopically examines the morphologic features of the cells, which are gathered by brush, lavage, scraping or aspirate, relates these findings to the patient’s clinical history, and renders a cytological diagnosis. The pathologist then reviews all the findings and reports out abnormal cases and all non-gynecologic cases. The cytopathologist’s finding is used to aid the clinician with patient diagnosis, assist with patient management and provide a means to follow the progress or regression of a particular disease.

      Tests, which can assist the pathologist in assessing patient samples, include special stains, immunohistochemistry or in situ hybridization.

      The U.S. Department of Health and Human Services estimates that approximately 26.5 million of the 53 million sexually active women are infected with Human Papillomavirus (HPV) with 1.75 million displaying evidence of infection. Although most HPV is categorized as low patient risk and does not progress to cancer, more than 25% (883,000 cases) of all HPV cases are high risk, which is responsible for more than 95% of all cervical cancer cases. Our INFORM HPV in situ assays for liquid-based cytological specimens and tissue specimens are used to determine if a patient is HPV positive and if the infection is a high or low risk viral type. These tests are fully automated on the BenchMark slide staining system.

     Drug Research

      The research market for new drugs comprises over 500,000 researchers worldwide located in labs operated by traditional pharmaceutical companies, biopharmaceutical companies, governments and medical research centers. In these labs, research is being conducted to determine the causes of disease and the specific drugs to treat disease. Both genomics, the study of genes and their function, and proteomics, the study of proteins and their function, seek to accelerate the drug discovery process by understanding the molecular mechanisms of disease. The genomic and proteomic revolutions are providing researchers with a dramatic increase in the number of potential drug targets. For example, researchers are now able to conduct screens against compound collections and compound libraries for specific proteins.

      Genomics has created opportunities to fundamentally alter the field of human medicine through the discovery of new biological targets for drugs and an improved ability to diagnose and manage disease. Interest in understanding the relationships between genes and disease has generated a worldwide effort to identify and sequence the genes of many organisms, including the approximately three-billion nucleotide pairs and the estimated 30,000 genes within the human genome. Once researchers identify the genes and their nucleotide sequences, we anticipate that many years of additional research will be required to gain an understanding of the specific function of each of these genes and their role in disease.

      Proteomics is the analysis of proteins encoded by active genes — the direct cause of disease in the body. It is believed that there are many more proteins in the human body than genes. The human proteome is years away from being decoded, but this task will be simplified, as the functions of the estimated 30,000 human genes are uncovered. We believe proteomics will likely increase in importance in worldwide drug discovery labs.

Business Strategy

      Our objectives are to: (1) expand our worldwide leadership position in automating anatomical pathology labs and (2) leverage the core technologies we have developed for the anatomical pathology lab into drug discovery labs. Our business strategies to achieve these objectives are as follows:

•	Provide high-quality, innovative and flexible automation systems for tissue analysis. Our position as a leader in the histology lab automation market has been built on innovative automated instrument-reagent systems. These systems have been designed as broad enabling platforms that permit customers to easily expand their test menu and provide superior patient care with higher quality, consistent and timely tissue staining. Labs also benefit by increasing output and reducing labor costs through automation and walk-away convenience.

•	Provide high throughput, value-added testing systems for drug discovery applications. We believe the same strategies that we are using in the anatomical pathology market can be applied to the drug discovery marketplace through our product introductions.

•	Maximize domestic and worldwide placement of automated systems in anatomical pathology and drug discovery laboratories. Automating manual work cells provides a competitive advantage by establishing a large base of instruments that other market entrants must overcome. We believe that our worldwide installed base of IHC, special stains and ISH instruments is larger than the instrument base of all of our competitors combined. The size and quality of our direct sales coverage permits us to maximize instrument placements and revenue stream per placement.

•	Ensure a steady sales stream of consumables for use in these instruments. Each IHC, special stains and ISH instrument placed provides a recurring revenue stream from reagents and other consumable supplies. Our strategy is to increase this revenue stream by automating manual lab activities and selling all the reagents required. In addition, we intend to continue expanding our menu of automated tests, thereby increasing the consumable revenue from each instrument placement. Typically, our instruments are closed systems that can only be operated with Ventana-produced consumables.

•	Continue on-going technological development and improvement of our instrumentation and reagents. Unlike most of our competitors who rely on outside design firms for the creation of their instrumentation, we design our products internally. We are designing new instrumentation, enhancing existing instruments and developing reagents for current and future customer applications. Our engineering, marketing and reagent research and development organizations work closely with their manufacturing counterparts on all new products to ensure cost effective production. These designs are protected with an aggressive intellectual property strategy.

History of the Company

      In 1985, Ventana Medical Systems was incorporated in California by a pathologist at the University of Arizona Medical Center interested in the automation of IHC staining. After obtaining venture capital funding, we launched our first instrument-reagent system in 1991 before reincorporating in Delaware in 1993. We have since launched numerous new products using internally developed and acquired technologies.

Our Products

      Our product offerings are summarized as follows:

     Tissue Processors

      Our Renaissance tissue processor is a batch instrument that processes up to 350 specimens in a single run. This enclosed system has features that dramatically improve the quality of prepared tissue.

     Staining Systems and Associated Reagents

      The principal benefits of automated cellular and tissue analysis using our integrated systems, compared with manual methods, are as follows:

•	improved reliability, reproducibility and consistency of test results;

•	faster turnaround time for test results;

•	increased test throughput for the testing;

•	reduced dependence on skilled technicians;

•	ability to obtain maximum clinical information from minimally-sized biopsies;

•	ability to document processing protocols; and

•	standardization of slide preparation among institutions.

      In addition to the critical clinical and operational advantages, our automated approach has shown significant cost savings and advantages over manual methods.

      IHC Staining. Our first product launch in 1991 was an instrument-reagent system to automate IHC staining. Prior to the introduction of this system, all IHC staining was performed manually or with low-levels of automation. In early 1996, we acquired BioTek Solutions, Inc. and now enjoy a strong market share position in the worldwide-automated IHC staining market.

      We market three IHC instrument systems with a full line of complementary reagents and accessories. Our line of IHC products includes batch-processing and patient-priority systems targeted to hospital clinical and reference labs.

      The TechMate 500 batch-processing instrument has a 120-slide capacity and is designed for large volume, single application testing, applicable to large and moderate-size reference and research labs. We manufacture and market reagents for use with our TechMate systems.

      Our NexES IHC staining system continues to be a key tool in supporting the automation of mid-sized and smaller volume customer accounts in IHC.

      Our premier IHC system, the BenchMark, launched in late 2000, has revolutionized the industry. It automates all the steps in the IHC workcell with its baking through staining (BTS) technology. This automation saves up to 90 minutes of manual work required prior to an IHC run and allows walk-away convenience. Additionally, this system will perform IHC and, more complex, ISH stains. The BenchMark uses a barcode system and is designed to run multiple tests on a single biopsy with rapid turnaround time and without manual intervention. The barcode, affixed to each slide, identifies the slide and testing procedures to be performed. The BenchMark scans the slide, dispenses the reagents and processes each slide with the unique steps. Our software controls all aspects of the test procedures. The dispensing, incubating (i.e. temperature and time control) and washing performed using proprietary chemical/mechanical methods are critical to obtaining precise, sensitive and rapid test results. This makes the system reliable and easy to use, reducing the slide processing time to less than two hours.

      The BenchMark has a modular design using an external personal computer operating in a Windows environment. Each module holds up to 20 slides in the reaction chamber and 25 reagents on its reagent carousel. The modular design of the BenchMark permits the linkage of up to eight BenchMark IHC/ ISH or NexES Special Stains modules, creating the capacity to process up to 160 slides. Therefore, the BenchMark offers customers flexibility in meeting their test volume requirements.

      We manufacture and market an extensive line of primary antibodies and detection chemistries for use on our IHC systems. In combination, these reagents detect antigens of interest in tissue samples. We produce bulk reagents, used to condition tissue and cells prior to staining, and dispenser administered reagents, used as primary antibodies and detection chemistries. Each of these reagent products is required for an IHC test. Customers with patient-priority systems must use our detection chemistries on all tests, but they have the option of purchasing primary antibodies from other sources. Customers with our batch-processing systems can purchase both primary antibodies and detection chemistries from other sources, however the majority purchase Ventana-produced reagents.

      As we place additional BenchMark systems, the reagents used to prepare tissue prior to the application of a primary antibody will be an important source of revenue. The detection chemistries, primary antibodies and other reagents have been developed using proprietary formulations that, when combined, optimize the results of tests performed. These kits generate the visual signal in an IHC reaction at the site where a primary antibody is bound to a specific antigen or molecule in the cell or tissue.

      Additionally, we offer a line of consumable ancillary products necessary for processing slides. These include buffers, for optimizing the IHC reaction, and counterstains, for staining cell nuclei, used with both patient-priority and batch-processing instruments.

      Special Stains. In late 1998, we offered histology labs the first automated system for special stains testing with the launch of our second instrument-reagent system. We believe our Special Stains system is the market leader in this product segment.

      The Special Stains module can be operated with the same control computer that operates our NexES IHC and BenchMark modules, with up to eight complete modules operated on a system. This flexibility enables customers to design a combination special stains/ IHC system that meets their specific needs and provides flexibility for future lab growth. Presently, our fourteen special stains kits account for 90% of all special stains testing performed in histology labs. We plan to expand our test menu so that our system can meet the special staining needs of more than 95% of most laboratories. All of our kits are developed using proprietary protocols.

      ISH Staining. The launch of our GenII system in 1995 was our entry into the ISH staining market. The instrument was sold primarily into the drug discovery market, although some were placed into clinical histology labs. Our BenchMark IHC system also has ISH capability, and we plan to leverage this capability with an expanded menu of clinical ISH tests.

      In December 1999, we launched the Discovery system for ISH and IHC staining in drug discovery labs. This system can function as a high throughput processor of DNA microarrays, RNA microarrays and tissue stains used to validate drug leads. We anticipate this system will be sold primarily to drug research companies.

      Like the BenchMark system, the Discovery system incorporates a number of important technological advances over our earlier NexES IHC and Special Stains systems. In contrast to the NexES IHC and Special Stains modules that heat the entire reaction chamber to a pre-set temperature and maintain that temperature during the entire processing cycle, the Discovery system can accurately control the reaction temperature for each slide. Individual slide heaters permit an optimal protocol for each test and allow for the denaturing of DNA, a critical step for detecting genetic abnormalities. We have filed patents to protect inventions incorporated into the Discovery system.

      Our Discovery system is currently being used and tested for use in the following drug discovery applications: message expression analysis in tissue sections, protein expression analysis in tissue and the hybridization of DNA and RNA microarrays.

Research and Development

      The research and development group is divided into two teams: (1) instrumentation development and (2) staining protocol and reagents. Our efforts are focused on innovative combined instrument-reagent systems, as well as enhancements to existing instruments. In addition, we are developing reagents for current and future customer applications.

      Our staff of 82 employees performs the majority of our research and development activities. These efforts are supplemented by consulting services and assistance from scientific advisors. We spent $14.9 million in 2001, $11.1 million in 2000 and $7.1 million in 1999 on research and development.

     Instrumentation Development Projects

      Our instrumentation development is focused on product improvement and new product development. The modular platform used by our NexES IHC system enabled us to rapidly develop new products, such as the NexES Special Stains system, the Discovery system and the BenchMark system. This modular development strategy will continue as we explore new opportunities in instrument systems, adding value to our customer and automating manual lab processes.

     Reagent Development Projects

      Our reagent development is divided into five principal areas:

•	new antibody development;

•	detection chemistries;

•	Special Stain chemistries;

•	ISH clinical chemistries for BenchMark; and

•	ISH and IHC applications for the Discovery.

      We continue to monitor third-party development of new primary antibodies used to identify abnormal levels of patient expression and assist pathologists in recommending treatment. We will license or purchase these antibodies as appropriate. New detection chemistries with improved sensitivity and specificity continue to be developed through our research efforts and reagent development for our systems is on going.

Customers

      Our customers consist of hospital-based histology labs, independent reference labs and drug discovery of large pharmaceutical companies, biotechnology companies, government labs and medical research centers. None of our customers accounted for more than 5% of our consolidated revenues in 2001, 2000 or 1999.

Patents and Proprietary Rights

      It is our internal strategy to patent key technologies in the automation of and chemistry of analyzing cells and tissues on microscope slides. Presently, we own thirty-four active United States patents and numerous corresponding foreign patents, and have filed patent applications in the U.S. and abroad to cover our existing and future products. Two U.S. patents were issued in 2001. These two new patents complement our access to key technology through exclusive and nonexclusive licenses, manufacturing supply contracts and research support agreements. The expiration dates of our issued United States patents range from September 2005 to February 2018.

      Our patent portfolio is divided into two segments: instruments and reagents.

      Instrument patents and applications include:

•	three U.S. patents directed to the Liquid Cover Slip technology;

•	the suite of patents related to the TechMate instrument that covers all aspects of the instrument including the algorithm for the interleaving of steps of a run;

•	three separate U.S. patents on reagent dispenser designs;

•	five patents on apparatus for automated IHC tissue staining; and

•	one patent on independently heatable slide staining apparatus.

      Reagent patents and applications include:

•	tissue fixatives;

•	hybridization methods and compositions;

•	IHC staining methods and reagents;

•	biotin/avidin formulations and methods; and

•	compositions and image based methods for manual and automated assessment of various types of cancer including breast, leukemia and prostate.

Sales and Marketing

      Our sales and marketing strategy is to provide superior levels of customer service. In our major markets, including North America, Japan and Europe, we achieve this goal by selling our products directly to our customers and controlling our telephone and field service forces. Our direct sales force, believed to be the world’s largest covering histology labs, is organized by region in North America, with the exception of national and key accounts, and by country internationally. In smaller markets, we rely on strategic distributors to sell and service our products. Our efforts have led to high levels of customer satisfaction and rapid response to customer feedback.

      To augment our clinical histology tactical marketing and sales organizations, we have established similar operations to cover our drug discovery line of business. These sales forces in North America, Japan and Europe will primarily promote our Discovery systems and related consumables.

      Our worldwide marketing team is responsible for identifying new product opportunities, working with R&D on product development and driving worldwide revenues through marketing support. In 2001, we established a cytology group to drive market penetration of our INFORM HPV ASR product and to develop a branded presence in the women’s health field.

Competition

      We face an array of competitors in the anatomical pathology lab and drug discovery markets. In many market segments, our competitors have greater experience and name recognition, yet we have been able to successfully introduce our products. Competition is intense and based on product performance, product price, the company product line and after-sales service.

     Tissue Processor

      In the tissue processing market, our principal competitor is Sakura Fine Technical Co., Ltd., a privately held Japanese company with extensive brand recognition. Other competitors in the industry include Leica Microsystems Group, a German-based competitor, and Thermo BioAnalysis Group, a publicly traded U.S. company owning Shandon Lipshaw, a competitor in lab equipment.

     Histology

      As the market share leader in automated IHC staining, we have historically placed more new instruments annually than all our competitors combined. Nevertheless, we face strong competition from the manual method of performing IHC tests and from competitors marketing instrument-reagent IHC staining systems. A number of histology labs in the U.S. and the majority outside the U.S. continue to manually perform IHC slide staining. Significant barriers exist to automation in countries where insurance or governmental healthcare reimbursement for IHC tests is low. Additionally, labs in which pathologists prefer manually stained slides remain reluctant to automate their processes.

      Currently, direct competition comes from four competitors selling instrument-reagent IHC staining systems. These competitors are Dako, a privately held Danish company that dominates the market for manual IHC reagents; BioGenex Laboratories, Inc., a privately held U.S. company marketing instruments with a reagent stream; LabVision Corporation, a subsidiary of the publicly traded company, Apogent Technologies, Inc., that supplies Dako with instruments, and markets its instruments through distributors and direct salesforce; and Diagnostics Products Corp. that markets high volume IHC staining systems in Europe.

      Two automated special stains systems compete with our Special Stains module. CytoLogix Corp., a venture-backed U.S. company, markets the Artisan Staining System. BioGenex also markets special stains systems known as Optimax. We believe our initial success in the special stains market will attract additional competitors.

     Cytology

      The current HPV cytology market is dominated by Digene Corporation with their FDA approved, Hybrid Capture II liquid based prep assay holding more than 95% of the HPV testing market.

     Drug Discovery

      In drug discovery applications, we are focused on the study of the hybridization of nucleic acid microarrays and messenger RNA expression. Our competitors in nucleic acid microarray hybridization include Genomic Solutions, Inc. and Molecular Dynamics, a subsidiary of the publicly traded company, Amersham Pharmacia Biotech. Currently, we do not face competition providing automated systems for messenger RNA expression studies. In Discovery IHC staining, competition includes our clinical IHC competitors, Dako and BioGenex.

Manufacturing

      Our instrument and reagent manufacturing are maintained in a single facility located in Tucson, Arizona. We manufacture all of our instruments with the exception of the TechMate 500 system. This product is produced by a third-party manufacturer and accounts for a small portion of our sales.

      Medical device manufacturing operations are required to follow the FDA Quality Systems Regulations. These regulations subject our facilities to inspections, verifying the compliance of requirements and requiring the maintenance of documentation and controls for our manufacturing and quality measures. We intend to implement manufacturing policies and procedures enabling receipt of ISO certification — global standards for the design of the manufacturing and quality assurance processes.

Contracts

      Instruments are placed through direct sales, non-recourse leases, instrument rentals and our Performance Evaluation Period (PEP) program. The PEP program allows customers to evaluate an instrument for up to six months, provided the customer enters an agreement to purchase Ventana-produced consumables to operate the instrument. At the end of the evaluation period, the customer must purchase, rent or return the system.

Employees

      As of December 31, 2001, we had 543 full-time employees, including our 10 officers.

Cautionary Factors That May Affect Future Results

Our inability to protect our patents and other proprietary rights could adversely affect our business	Our inability to protect our patents and other proprietary rights could adversely affect our business. We currently hold 34 United States patents, numerous corresponding foreign patents and we have filed additional United States and foreign patent applications.

— we now own a number of U.S. patents and have applied for others, but cannot assure that new patents will be issued	We cannot assure that our patent applications will result in the issuance of patents or that any issued patents will provide adequate protection against competitive technologies or will be held valid if challenged. Others may independently develop products or processes similar to ours or design around our patents, effectively circumventing them.

— we cannot be certain that we are the first to create any of our inventions because of the way the U.S. patent system works	It cannot be known if we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for such inventions. Patent applications in the United States are maintained in secrecy until either published or patents are issued, and publication of discoveries in scientific literature often lags behind actual discoveries by several months. Therefore, we cannot be certain that we are the first creator of inventions covered by our patents or pending patent applications, or that we were the first to file patent applications for such inventions.

— if we are using inventions that have been patented by others, we would have to stop using the invention, obtain a license for it or redesign our product to get around the relevant patent	We may have to participate in “interference” proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions. This could result in substantial costs. If any of the claims of third-party patents that purport to interfere with one of our patents or patents pending are upheld as valid and enforceable, we could be prevented from using the subject matter claimed in those patents. Alternatively, we may be required to obtain licenses from the patent owners of each of those patents or to redesign our products or processes to avoid infringement. We cannot assure that we would be able to obtain a license or, if we could, that the terms available would be acceptable or that we would be successful in any attempt to redesign our products or processes to avoid infringement.

— if we cannot get a license from the owner of a patent and cannot design around the patent, we may be subject to litigation	If we do not obtain the necessary licenses, we could be subject to litigation and encounter delays in product introductions while attempting to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant costs as well as diversion of management time. We cannot predict the outcome of this type of litigation and, if litigation is decided against us, our results of operations may suffer.

— we are currently involved in several patent and trade secret litigation actions filed against others and filed against us	Adverse determinations in one or more of these actions could result in a loss of proprietary rights, subject us to significant, material liabilities to the opposing parties and require us to seek licenses from such opposing parties or be prevented from marketing or selling some of our instruments, reagents and probes. Any of the preceding outcomes could have an adverse effect on our future business, financial conditions and operating results.

Specifically, if we receive adverse determinations in the Cytologix litigation, described in the Legal Proceedings section beginning on page 20, and are determined to infringe Cytologix’ patents for “Moving Platform Slide Stainer With Heating Elements” (U.S. 6,180,061), or “Random Access Slide Stainer with Independent Slide Heating Regulation” (U.S. 6,183,693), we might be enjoined from manufacturing or selling our Discovery and BenchMark instruments, two of our principal products, which would have an adverse effect on our ability to fulfill our business plan and therefore on our future business, financial condition and operating results.

In addition, in November 2001, a complaint was filed by Digene Corporation, Gaithersburg, MD, alleging that we infringe upon two patents with the sale of our Inform HPV High-risk and Low-risk probe products. Although we feel that we have strong legal defenses to both infringement allegations, if we received an adverse determination, we might be enjoined from selling our Inform HPV probes, which may cause an adverse effect on our business, financial and operating results.

— we rely on trade secret protection for our confidential and proprietary information	We rely on trade secret protection for our confidential and proprietary information. We cannot assure that others will not independently develop proprietary information or techniques similar to ours, gain access to our trade secrets or disclose our technology, or that we can effectively protect our trade secrets. If we are forced to litigate to protect our trade secrets, we would have to absorb these significant costs and those associated with the diversion of our management. If any of the litigation we undertake is unsuccessful and results in the disclosure of our trade secrets, our results of operations would suffer.

— we cannot assure that confidentiality agreements with our employees, consultants and collaborators will serve their intended purpose	Our policy is to require our employees, consultants and significant scientific collaborators to sign confidentiality agreements. These agreements provide that information developed or made known to individuals during the course of the relationship is to be kept confidential and not disclosed to third parties, except in specific circumstances. Agreements with employees provide that all inventions conceived by the individual while working for us are our exclusive property. However, we cannot assure that these agreements will not be broken or that they will provide meaningful protection or adequate remedies for unauthorized use or disclosure of our trade secrets.

Risks Relating to Availability of Third-Party Reimbursement and Potential Adverse Effects of Health Care Reform	Our ability to sustain revenue growth and profitability depends on the ability of our customers to obtain adequate levels of third-party reimbursement for use of certain diagnostic tests in the United States, Europe and other countries. Currently, the availability of third-party reimbursement is limited and uncertain for some IHC tests.

In the United States, our products are purchased primarily by medical institutions and laboratories that bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients. Third-party payors may deny reimbursement to our customers if they determine that a prescribed device or diagnostic test has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The success of our products may depend on the extent that appropriate reimbursement levels for the costs of such products and related treatment are obtained by our customers from government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs.

Third-party payors are increasingly challenging the prices charged for medical products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs could significantly influence the purchase of health care services and products.

Cost containment measures that health care payors are instituting and the impact of any health care reform could have a material adverse effect on the levels of reimbursement our customers receive from third-party payors.

A reduction in government funding to research centers would reduce their ability to purchase our products	Some of our products are sold to universities, research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. Research funding by the government could be significantly reduced. Any such reduction may materially affect the ability of many of our research customers to purchase our products.

Future operating results may fluctuate depending on:	Our operating results may fluctuate depending on sales of instruments and sales of reagents. If actual earnings in a given quarter are less than analyst estimates, our stock price could be adversely affected.

— how many instruments we sell and under what terms they are sold	The initial placement of an instrument is subject to a longer, less consistent sales cycle than the sale of reagents. Instruments are typically sold in the latter part of a quarter and in the fourth quarter of the year due to the buying patterns of our customers. The degree of fluctuation will depend on the timing, level and mix of instruments placed through direct sales, PEP programs and rentals. Our future operating results are likely to fluctuate from period to period because instrument sales are likely to remain an important part of revenues in the near future.

— changes in our sales force	Our sales force is responsible for customer sales, placement, and support. If we fail to replace members of our sales force in a timely manner or if we fail to train our sales force adequately with regards to our products and services, it may adversely affect sales of instruments and reagents.

— how much reagent our customers use	Additionally, average daily reagent use by customers may fluctuate, contributing to future fluctuations in revenues.

— our operating results may be affected by other factors	Other factors that may result in fluctuations in operating results include:

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

• competitive pricing pressures;

• increased research and development expenses; and
•

• increased marketing and sales expenses associated with the implementation of our market expansion strategy for our instrument and reagent products.

Effectively managing our growth may be difficult	We have grown and continue to grow rapidly by adding new products and by hiring new employees. This growth is likely to place a significant strain on our managerial, accounting, operational and financial resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we are not successful in managing our expanding operations effectively, we may experience operating problems such as customer service issues, reduced sales and internal operating issues.

Our ability to develop new products will be important to our success	A large part of our future growth and profitability will be dependent on our ability to develop, introduce and market new instruments and reagents used in disease diagnosis and treatment selection. Our products could also be rendered obsolete or noncompetitive by virtue of technological innovations in the fields of cellular or molecular diagnostics.

— our ability to develop new products is partly dependent on the work of others and our ability to license their work	We depend, in part, on the success of medical research done by others in developing new antibodies, nucleic acid probes and clinical diagnostic procedures that can be adapted for use in our systems. We may need to license some of these technologies. We may not be able to get these licenses on terms that would allow us to economically develop and market new products. If this were to occur, our operating results would suffer.

— if any of our products under development or those planned for development are not successful our operating results would suffer	We have products that are currently under development, in initial testing, in pre-clinical stages, or being evaluated in clinical settings, and have products scheduled for future development. There are risks associated with these products.

These products:

• may prove to be unreliable from a diagnostic standpoint;

• may be difficult to manufacture in an efficient manner;

• may fail to receive necessary regulatory clearances;

• may not achieve market acceptance; or

• may encounter other unanticipated difficulties.

If any of these developments were to occur our operating results would suffer.

A large portion of our expenses are fixed so, if our revenues are below expectations, we may not perform as expected	A significant portion of our expenses are based on our expectation of a higher level of revenues in the future and are relatively fixed in nature. Therefore, if revenue levels are below expectations, operating results in a given period are likely to be adversely affected because we will not be able to spread these expenses over a larger revenue base.

We need to reveal the benefits of our products to the medical community in order to be successful	The use of automated systems to perform diagnostic tests is relatively new. Historically, laboratory personnel have manually performed diagnostic tests that are now performed by our automated systems. Our ability to sell products is dependent on our ability to demonstrate to the medical community the benefits of automated diagnostic testing using our products. The quality and price of our products compared to manual testing and to our competitor’s products will affect acceptance and sales of our products. If the medical community were not receptive to our products our results would suffer.

Our products are subject to extensive government regulation in the U.S. and abroad	The manufacturing, marketing and sale of our products are subject to extensive government regulation in the U.S. and in other countries. The process of obtaining and maintaining regulatory approval can be lengthy, expensive and have uncertain results.

— in the U.S., our products are regulated as medical devices by the FDA	In the U.S., the FDA regulates as medical devices, instruments, diagnostic tests and reagents that are traditionally manufactured and commercially marketed as finished test kits or equipment. Some clinical laboratories, however, choose to purchase individual reagents intended for specific analysis, as well as to develop and prepare their own finished diagnostic tests. The FDA promulgated a rule that regulates the reagents sold to clinical laboratories as analyte specific reagents. The rule restricts sales of these reagents to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as high complexity testing laboratories. We intend to market some diagnostic products as finished test kits or equipment, and others as individual reagents. Consequently, some of these products are regulated as analyte specific reagents.

— the specific operating requirements are contained in the Federal Food, Drug and Cosmetic Act	The Federal Food, Drug and Cosmetic Act govern the design, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. There are two principal FDA regulatory review paths for medical devices: the 510(k) pre-market notification process and the pre-market approval (PMA) process. The PMA process typically requires the submission of more extensive clinical data and is more costly and time-consuming to complete than the 510(k) process.

— Medical devices require FDA approval prior to marketing in the U.S.	Medical devices generally require FDA approval or clearance prior to marketing in the United States. The process of obtaining FDA clearances or approvals necessary to market medical devices can be time-consuming, expensive and uncertain. We cannot assure that any clearance or approval will be granted or that FDA review will not involve delays that would harm our ability to market and sell our products.

Further, clearances or approvals may be conditional and place substantial restrictions on the marketing of the product. We also cannot assure that the FDA will not require additional data, require further clinical studies or obtain a PMA, and incur further cost and delay in product introduction.

— although our IHC and ISH products have not needed 510(k) approval, some of our future products may	With respect to automated IHC testing functions, our instruments have been categorized by the FDA as automated cell staining devices and have been exempted from the 510(k) notification process. To date, ISH tests have not received FDA approval or clearance and, therefore, use of the Discovery for ISH tests will be restricted to research applications. New instrument products could require future 510(k) clearances.

— some of our antibody products may require PMA approval if marketed in a particular way	Antibodies we may wish to market, with labeling indicating they can be used in the diagnosis of particular diseases, may require PMA approval. In addition, the FDA has proposed that some antibody products may be subjected to a costly pre-filing certification process. Certain products are currently sold for research use and are labeled accordingly.

— if we do not comply with regulatory requirements, or we fail to get approval for our products, our results of operations would suffer	If we do not comply with applicable regulatory requirements, we could be subject to, among other consequences, fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, recalls or seizures of products, operating restrictions and criminal prosecutions. In particular, the FDA enforces regulations prohibiting the marketing of products for non-indicated uses. In addition, governmental regulations may be established that could prevent or delay regulatory approval of our products. Delays in or failure to receive approval of products we plan to introduce, loss of, or additional restrictions on or limitations relating to previously received approvals, other regulatory action against us, or changes in the applicable regulatory climate could cause our results of operations to suffer.

— we and our customers are inspected for compliance with FDA regulations	We are required to register as a medical device manufacturer with the FDA and are inspected on a routine basis for regulatory compliance. Our clinical laboratory customers are subject to CLIA, intended to ensure the quality and reliability of medical testing.

— other laws and regulations may adversely affect our operations	In addition to these regulations, we are subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions and environmental matters. We cannot assure that these laws will not adversely affect results of operations in the future.

There are risks associated with the acquisition of businesses, products or technologies	We may make additional acquisitions of complementary businesses, products or technologies in the future.

Acquisitions of companies, divisions of companies, or products entail numerous risks, including:

• the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value;

• diversion of management’s attention; and

• loss of key employees of acquired operations.

— acquisitions may not be profitable and returns may not justify the price paid	We cannot assure that we will not incur problems in any future acquisitions, or that future acquisitions will increase our profitability. We also cannot assure that we will realize value from any acquisitions that would justify the consideration paid. Problems such as these could cause our results of operations to suffer.

— we may issue stock, borrow money, incur expenses or create goodwill	Any future acquisitions may result in the issuance of shares of our equity securities, including common stock. The issuance of additional shares of common stock could affect the market price. We may borrow money, have large write-offs and create goodwill or other intangible assets that could result in amortization expense. These factors may cause our results of operations to suffer.

We may be affected if a new instrument that uses cheaper reagents is developed	In the future, our ability to sell instruments and reagents may be affected by the design of our systems that require customers to buy our reagents. This would be true if competitors are successful in developing and introducing new IHC instruments or offering reagent supply arrangements with pricing or other terms more favorable than those we offer. Increased competition in reagent supply could also affect sales of reagents to batch processing instrument customers since those instruments do not require the use of our reagents.

We depend on key personnel with whom we have no employment contracts	We are dependent upon the retention of principal members of our management, Board of Directors, scientific, technical, marketing and sales staffs and the recruitment of additional personnel. We do not have employment agreements with any of our executive officers and we do not maintain “key person” life insurance on any of our personnel. We compete with other companies, academic institutions, government entities and other organizations for qualified personnel. If we could not hire or retain qualified personnel; it would cause our results of operations to suffer.

Manufacturing Risks

— as we increase production of our products, we may experience problems in production	We have manufactured patient-priority instruments and reagents for commercial sale since late 1991. Manufacturing of our TechMate 500 instrument is performed by third parties. As we continue to increase production of such instruments and reagents and develop and introduce new products, we may experience difficulties in manufacturing. We must continue to increase production volumes of instruments and reagents in a cost-effective manner to be profitable.

— as we increase production, we must stay in compliance with the rules and regulations of various agencies	To increase production levels, we will need to scale-up our manufacturing facilities, increase our automated manufacturing capabilities and continue to comply with FDA Quality Systems

Regulations and other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries.

— our quality problems arising from internal manufacturing issues or third party supplier failures	We cannot assure that manufacturing and quality problems will not arise as we increase our manufacturing operations or that scale-up can be achieved in a timely manner or at a commercially reasonable cost. Manufacturing or quality problems, or difficulties in the manufacturing scale-up could affect our operating results.

We depend on key suppliers to provide some of the components and raw materials for our reagents; if that supply is interrupted, our results of operations could suffer	Our reagent products are formulated from chemical and biological materials using proprietary technology, and standard processing techniques. We purchase components and raw materials used to make our reagent products from single-source vendors. We cannot assure that the materials or reagents needed, will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a material adverse effect on our ability to manufacture our products. Developing an alternative or additional suppliers could be time consuming and expensive.

We rely on others to make certain custom parts for our instruments; if these parts are not supplied or delivered on time, our results of operations would suffer	A number of components used to manufacture instruments are made on a custom basis to our specifications and are available from a limited number of sources. If the supply of materials or components from any of these vendors were delayed or interrupted for any reason, or if the quality or reliability of the materials or components is not adequate for use in our instruments, our ability to make instruments in a timely fashion could be impaired and our results of operations would suffer.

Some of our manufacturing processes involve the use of environmentally hazardous materials	Our manufacturing processes, primarily those involved in producing some of our reagent products, require the use of potentially hazardous and carcinogenic chemicals. We are required to comply with applicable federal, state and local laws regarding the use, storage and disposal of these materials.

— if it is found that we or our third party disposal service has violated any environmental laws, we could incur substantial liability	We currently use third-party disposal services to remove and dispose of the hazardous materials. Despite our policy of being vigilant with regard to monitoring these third parties, we could inadvertently violate environmental laws and also encounter claims from individuals, governmental authorities or others in connection with the disposal and handling of these hazardous materials. We could be required to incur additional expenditures for hazardous materials management or environmental compliance. The costs associated with environmental claims, violations of environmental laws or regulations, hazardous materials management and compliance with environmental laws could cause our results of operations to suffer.

We cannot assure that we will be able to fund our future capital requirements through internal sources, our existing line of credit or from other sources	We anticipate that our existing capital resources and borrowing capacity will be adequate to satisfy our capital requirements for the next 12 months. Our future capital requirements will depend on many factors including:

• the extent that our products gain market acceptance;

• the mix of instruments placed through direct sales, rental or through our PEP program;

• the progression of our product development programs;

• competing technological and market developments;

• expansion of our sales and marketing activities;

• the cost of manufacturing scale-up activities;

• possible acquisitions of complementary businesses, products or technologies; and

• our ability to sustain profitability with the uncertain timing of regulatory approvals.

We may require additional capital resources and cannot assure that capital will be available to the extent required, on terms acceptable to us or at all. Any such future capital requirements could result in the issuance of equity securities, which may affect the market price of our common stock and would dilute the interests of our existing stockholders.

Item 2.     Properties

      Currently, our U.S. research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 182,400 square feet of owned space in Tucson, Arizona and 5,766 square feet of leased space in Chicago, Illinois. The lease for the Chicago facility expires on September 15, 2008. In the third quarter of 2001, we moved our instrument manufacturing into a new facility in Tucson. In the fourth quarter 2001, we moved reagent manufacturing, our U.S. research laboratories and our administration offices into the same facility. In August 2001, we purchased an additional 19 acres of vacant land adjacent to our Tucson facility to support future expansion.

      Currently, we own a 39,000 square foot office building for our European operations in Strasbourg, France. This building was acquired in June 2000 and financed through a sale/leaseback.

      Our Japanese operations are located in 3,000 square feet of leased office space in Tokyo. We moved into this space in July 2000 and signed a 2-year lease that expires in July 2002.

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

      On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, we filed a motion to dismiss plaintiffs’ Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part our motion to dismiss. The Court dismissed plaintiffs’ claims based upon the North Carolina securities laws and California’s insider-trading statute. Plaintiffs’ surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, we filed a motion for summary judgment on all of plaintiffs’ remaining claims. On November 22, 2000, the Court issued an Order granting our motion for summary judgment in its entirety. Plaintiffs subsequently filed a notice of appeal on December 8, 2000. The appeal was fully briefed as of August 31, 2001 and the hearing of the appeal took place before the Third Circuit on February 4, 2002. No decision has yet been rendered by the Third Circuit.

      On June 15, 1999, we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included our claims. However, the Omnibus Objection did not set forth any specific allegations with respect to our claims. On July 20, 2001, we filed our response to the Omnibus Objection reasserting our original claim and discovery has commenced. We continue to believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

      On December 9, 1999, we filed an action, VENTANA MEDICAL SYSTEMS, INC. v. CYTOLOGIX CORP., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. We believe our claims are meritorious and that we will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

      CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our Discovery and BenchMark instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect. Trial is scheduled to begin on July 15, 2002.

      The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that our German patent no. DE 69117052.5, which covers various aspects of our previous generation GEN II automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects our ability to enforce this patent in Germany subject to an appeal and final decision on validity.

      The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued Feb. 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery and BenchMark instruments. Cytologix filed a motion amending their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. We believe that we have meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been set for July 15, 2002 and is concurrent with Case No. CV12231 REK above.

      On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332 by our INFORM™ HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on Feb. 4, 2002. Digene seeks, among other remedies, an injunction against the sale of our INFORM products. This litigation is in a very early stage. However, we believe that we have meritorious defenses to the infringement claims of Digene and we intend to defend ourselves vigorously, however we cannot assure you that we will prevail on either claim.

      On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunction relief including a temporary restraining order or a preliminary injunction against the continued making, using and selling of the instrument. We believe our claims are meritorious and that we will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

      With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management the ultimate resolution of these contingencies will not have material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock is listed on the NASDAQ National Market. The closing price of our common stock on December 31, 2001 was $22.62. The following table shows the high and low bid prices in dollars per share for the last two years as reported by NASDAQ. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown.

	Low	High

Year Ended December 31, 2000
First Quarter	$21.63	$69.50
Second Quarter	$23.00	$49.25
Third Quarter	$20.00	$28.63
Fourth Quarter	$17.06	$33.00
Year Ended December 31, 2001
First Quarter	$15.88	$24.25
Second Quarter	$20.00	$32.25
Third Quarter	$18.27	$35.45
Fourth Quarter	$20.19	$25.87

      As of December 31, 2001, we had approximately 4,790 beneficial holders of our common stock.

Dividend Policy

      Holders of our common stock are entitled to receive dividends only when declared by our Board of Directors. Our line of credit with Bank of America forbids us from declaring dividends on any of our equity securities. To date dividends have never been declared or paid and we do not plan to make any dividend payments in the future. Instead we will reinvest in the expansion and development of our business. If the Board of Directors decides to declare a dividend in the future, the decision will be based on our earnings, financial condition, cash requirements and any other factors they deem relevant.

Item 6.     Selected Financial Data

Selected Consolidated Financial Data

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$22,905	$31,967	$45,340	$49,682	$61,586
Instruments	9,248	15,737	24,069	21,467	26,227

Total net sales	32,153	47,704	69,409	71,149	87,813
Cost of goods sold	11,138	14,542	21,218	36,377	27,622

Gross profit	21,015	33,162	48,191	34,772	60,191
Operating expenses:
Research and development	3,050	5,057	7,078	11,116	14,929
Selling, general and administrative	16,953	23,805	32,381	43,800	42,760
Amortization of acquisition costs	509	599	1,051	1,474	1,575
Impairment charges and other expenses	1,656	3,160	—	4,519	—

Income (loss) from operations	(1,153)	541	7,681	(26,137)	927
Interest and other income (expense)	781	1,089	(370)	1,346	826

Income (loss) before taxes and cumulative effect of accounting change	(372)	1,630	7,311	(24,791)	1,753
(Provision for) benefit from income taxes	—	—	5,500	(350)	(311)

Income (loss) before cumulative effect of accounting change	(372)	1,630	12,811	(25,141)	1,442
Cumulative effect of accounting change, net of tax(1)	—	—	—	(2,154)	—

Net income (loss)	$(372)	$1,630	$12,811	$(27,295)	$1,442

Amounts per common share, diluted:
Income (loss) before cumulative effect of accounting change	$(.03)	$.11	$.88	$(1.70)	$.09
Cumulative effect of accounting change	—	—	—	(.15)	—

Net income (loss) per share, diluted	$(.03)	$.11	$.88	$(1.85)	$.09

Pro forma income (loss) assuming the accounting change is applied retroactively:
Net income (loss)	$(523)	$1,282	$11,668	$(25,141)	$1,442
Net income (loss) per common share, diluted	$(.04)	$.09	$.80	$(1.70)	$.09
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,902	$2,424	$1,787	$38,512	$12,280
Long-term debt and redeemable preferred stock	471	1,907	2,044	3,408	2,521
Working capital	28,524	22,277	28,408	49,977	36,269
Total assets	48,352	56,280	73,161	109,582	110,985
Accumulated deficit	(33,782)	(32,152)	(19,341)	(46,636)	(45,194)
Total stockholders’ equity	42,403	45,784	60,500	87,088	94,153

(1)	See Note 1 to the Consolidated Financial Statements in Form 10-K attached for information regarding the change in the accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101.

      The following tables contain summary unaudited quarterly consolidated statements of operations for the four quarters ended December 31, 2001 and the four quarters ended December 31, 2000. We have prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations beginning on page F-3. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Summary Quarterly

Condensed Consolidated Financial Data

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$13,764	$15,143	$15,735	$16,944
Instruments	5,516	6,195	5,922	8,594

Total net sales	19,280	21,338	21,657	25,538
Cost of goods sold	6,175	7,051	6,472	7,924

Gross profit	13,105	14,287	15,185	17,614
Operating expenses:
Research and development	3,306	3,850	4,137	3,636
Selling, general and administrative	10,759	10,221	10,440	11,340
Amortization of acquisition costs	372	382	381	440

Income (loss) from operations	(1,332)	(166)	227	2,198
Interest and other income	339	286	135	66

Income (loss) before taxes	(993)	120	362	2,264
Provision for income taxes	(134)	(105)	(72)	—

Net income (loss)	$(1,127)	$15	$290	$2,264

Net income (loss) per common share
— Basic	$(.07)	$.00	$.02	$.14

— Diluted	$(.07)	$.00	$.02	$.14

Shares used in computing net income (loss) per share, basic	15,575	15,970	16,031	16,074

Shares used in computing net income (loss) per share, diluted	15,575	16,722	16,784	16,517

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$12,001	$12,304	$12,703	$12,674
Instruments	5,125	6,419	5,196	4,727

Total net sales	17,126	18,723	17,899	17,401
Cost of goods sold	5,970	18,782	5,786	5,839

Gross profit (loss)	11,156	(59)	12,113	11,562
Operating expenses:
Research and development	1,984	3,461	2,665	3,006
Selling, general and administrative	7,960	14,930	9,816	11,094
Amortization of acquisition costs	278	391	381	424
Impairment charges and other expenses	—	4,519	—	—

(Loss) income from operations	934	(23,360)	(749)	(2,962)
Interest and other income (expense)	(48)	452	508	434

(Loss) income before taxes and cumulative effect of accounting change	886	(22,908)	(241)	(2,528)
Provision for income taxes	(350)	—	—	—

(Loss) income before cumulative effect of accounting change	536	(22,908)	(241)	(2,528)
Cumulative effect of accounting change net of tax(1)	(2,154)	—	—	—

Net loss	$(1,618)	$(22,908)	$(241)	$(2,528)

Per common share:
(Loss) income before cumulative effect of accounting change
— Basic	$.04	$(1.52)	$(.02)	$(.17)
— Diluted	$.03	$(1.52)	$(.02)	$(.17)
Net loss
—Basic	$(.11)	$(1.52)	$(.02)	$(.17)
—Diluted	$(.11)	$(1.52)	$(.02)	$(.17)
Shares used in computing net loss per share, basic	14,305	15,097	15,186	15,307

Shares used in computing net loss per share, diluted	16,467	15,097	15,186	15,307

(1)	During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Pursuant to Financial Accounting Statement No. 3, Reporting Financial Changes in Interim Financial Statements, effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first three quarters of 2000, which had been previously reported, have been restated. No restatement of 1999 is required under the implementation guidance of Staff Accounting Bulletin No. 101.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      In Management’s Discussion and Analysis we explain our general financial condition and the results of operations including:

•	what factors affect our business;

•	what our earnings and costs were in 2001 and 2000;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how all of this affects our overall financial condition; and

•	what our research and development expenditures were in 2001 and 2000 and what we expect to spend in the near future.

Forward-Looking Statements

      Some statements contained in this Annual Report, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Cautionary Factors section beginning on page 12, among others and those included in other documents we file with the SEC.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

      We have adopted the following critical accounting policies used in the preparation of our consolidated financial statements.

     Revenue Recognition

      Revenue from instrument sales made directly to the end user is generally recognized upon completion of installation. However, if the end user already has the identical instrument installed at the same location we recognize the revenue from that sale upon shipment. Revenue from reagents is recognized upon shipment. Service contract revenue is deferred and recognized ratably over the service period obligations, which are typically one to three years. Out-of-warranty work is recognized as services are rendered.

      A portion of our instrument revenue is from sales made to distributors under agreements that require them to assume responsibility for product installation without recourse to us. Revenue for instruments sold under these agreements is recognized upon shipment to the distributor. There are certain foreign distributors for which revenue is not recognized until the instrument is installed and accepted by the end user.

     Bad Debt

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventory

      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Goodwill and Intangible Asset Impairment

      In assessing the recoverability of the goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets which require us to analyze our goodwill for impairment issues during the first six months of fiscal 2002 and then on a periodic basis thereafter. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

     Capitalized Software

      We capitalize certain internal expenses related to developing computer software used in the instruments we sell. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The R&D group considers technological feasibility to have been established for a product when all of the following conditions have been met: a) the detail program design has been completed and it has been determined that the necessary skills, hardware and software technology are available to produce the product, b) the detail program design has been traced to product specifications and c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases and such costs are amortized using the straight-line method over an estimated life of 5 years. The determination of whether or not these capitalized costs are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     Warranties

      We generally provide a warranty for the first year of use on all instruments sold. We provide for the estimated cost of instrument warranties at the time revenue is recognized. While we are committed to quality, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

     Investments in Equity Securities

      We hold preferred stock and a warrant in a small cap public company having operations or technology in areas within or adjacent to our strategic focus, and whose share price is highly volatile. We would assess the estimated fair value of such investments based upon a periodic evaluation of the investees operating results and financial condition. We would incur an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     Deferred Tax Assets

      We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We have considered future taxable income in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

     Legal Contingencies

      We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Results of Operations

     Comparison of 2001 and 2000

      Net sales increased to $87.8 million in 2001 from $71.1 million in 2000. Net revenues for reagents and other increased by 24% from 2000 to 2001. Net revenues for instruments increased by 22% from 2000. The increase for reagents was primarily due to the growth in the underlying installed base and the launch of new reagent systems. Increased instrument revenue from 2000 to 2001 was primarily due to continued market acceptance of the BenchMark system, launched in late 2000, and strong performance from our IHC and Special Stains instruments.

      Our total gross margin percentage increased to 69% in 2001, up from 49% in 2000. The gross margin in 2000 was impacted by charges totaling $11.8 million. Absent these charges, gross margin percentage increased 4% primarily due to the higher margin reagent and other sales mix as a percentage of sales.

      Research and development spending increased $3.8 million in 2001, or 34% from 2000, primarily due to increased spending on product development programs, including the development of chemistry applications for DNA microarrays and messenger RNA tissue testing.

      Selling, general and administrative (“SG&A”) expenses decreased $1.0 million, or (2%), in 2001 compared to 2000, primarily due to charges of $5.7 million recorded in 2000 associated with the discontinuation of various products and with the revaluation of field instruments brought about with the launch of the BenchMark instrument. Absent this charge, SG&A increased by $4.7 million, or 12%, as we continued to invest in key areas including our direct sales force, product strategy and customer support, to position ourselves for future market opportunities.

      Amortization of goodwill and other acquisition-related intangibles increased $0.1 million, or 7%, in 2001 compared to 2000. The increase for the period was primarily due to a full year’s impact of the 2000 acquisition of Quantitative Diagnostic Laboratories, Inc. We recorded approximately $1.6 million in amortization of our intangible assets during 2001 and are currently determining the portion that will not be subject to future amortization under SFAS 142. The provisions of these standards are not expected to have a significant effect on our financial position or operating results.

      Interest and other, net decreased $0.5 million, or 39%, in 2001 compared to 2000. The decrease is primarily due to lower average investment balances in 2001 compared to 2000 as well as lower market rates of return as interest rates fell throughout 2001. The lower balances were primarily the result of the 2001 investment in the Company’s new facility in Tucson, Arizona.

      Fiscal 2000 results were negatively impacted by $22.5 million in write-offs and accruals relating to several different issues. The following table summarizes the 2001 reserve activity:

		Reserve			Reserve
		Balances as of	Costs	Revision	Balances as of
	Initial	December 31,	Incurred	to	December 31,
	Charges	2000	in 2001	Estimates	2001

		(In thousands)
Reagent dispenser quality issue	$5,355	$2,510	$867	$(1,643)	$—
Exit of electron microscopy product line	4,581	—	—	—	—
Impairment of inventory, diagnostic instruments and intangibles	8,615	1,310	1,460	150	—
Cost to close Gaithersburg facility	2,611	1,117	967	(150)	—
Other charges including contracted R&D	1,362	—	—	—	—

Total impairment charges and other expenses	$22,524	$4,937	$3,294	$(1,643)	$—

      The $1.6 million revision to the estimate was due to the favorable resolution of outstanding accounts receivable balances related to the reagent dispenser quality issue and were reflected in the 2001 financial statements as a reduction in SG&A expenses. However, an additional $0.8 million charge was recorded as a charge to SG&A expenses during the year due to our uncertainty of how the worldwide recession will impact our customer base and their ability to pay.

      The deferred tax assets and valuation allowance decreased by $0.5 million during 2001. The decrease relates primarily to expiring state net operating loss carry forwards and reversal of temporary differences. No additional valuation allowance was considered necessary for the deferred tax assets of $8.8 million as management believes that it is more likely than not such assets will be recovered.

      At December 31, 2001, we have net operating loss carry forwards for state and federal income tax purposes of approximately $11.2 million and $18.7 million, respectively. These state and federal carry forwards will begin to expire in 2005 and 2007, respectively, if not previously utilized. Approximately $0.6 million of state net operating loss carry forwards expired unused in 2001. We also have research and development tax credit carry forwards of approximately $1.9 million that begin to expire in 2005, if not previously utilized. Utilization of our net operating loss carry forwards will be subject to limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1996, as amended, as a result of our prior issuances of equity securities. These carry forwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carry forwards. In addition, we have certain foreign net operating loss carry forwards approximating $7.4 million. We will continue to closely monitor operating results and analyze our ability to recover these deferred assets in the very near term.

     Comparison of 2000 and 1999

      Net sales increased to $71.1 million in 2000 from $69.4 million in 1999. Our revenue growth of 2% was impacted by reagent dispenser quality issues experienced in the second and third quarters of 2000. We also changed our method of revenue recognition for products that require installation at the customer’s site in accordance with Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The change in revenue recognition method had a favorable effect of $0.6 million on net sales for 2000. The cumulative effect of the accounting change resulted in a charge to operations of $2.2 million (net of an income tax benefit of $1.4 million), which is included in operations for the year ended December 31, 2000.

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

      Fiscal 2000 results were negatively impacted by $22.5 million in write-offs and accruals relating to several different issues. The following table summarizes details of the impairment charges and other expenses:

		Costs
		Incurred		Reserve
		through	Revision	Balances as of
	Initial	December 31,	to	December 31,
	Charges	2000	Estimates	2000

		(In thousands)
Reagent dispenser quality issue	$5,355	$3,117	$272	$2,510
Exit of electron microscopy product line	4,581	4,060	(521)	—
Impairment of inventory, diagnostic instruments and intangibles	8,615	7,798	493	1,310
Cost to close Gaithersburg, Maryland facility	2,611	1,200	(294)	1,117
Other charges including contracted R&D	1,362	1,362	—	—

Total impairment charges and other expenses	$22,524	$17,537	$(50)	$4,937

      Charges of $5.4 million were related to quality problems with our dispensers and reagents used with the majority of our staining instruments. As a result, charges were taken to write-off inventory and set up reserves to cover product replacements, returns, and warranty matters.

      A charge of $4.6 million was recorded to account for our decision to exit our electron microscopy (EM) product line. Charges were taken to write-down all EM inventory and field instruments to their net realizable value. In addition, goodwill recognized in the BTTI acquisition was written down $1.4 million to reflect the impact of product discontinuance.

      Charges of $8.6 million were recorded in recognition of the decreased value of certain instrument inventory, fixed assets and intangible assets given the launch of our new BenchMark advanced staining system in 2000. In addition, intangible assets associated with the Company’s 1996 acquisition of BioTek Solutions, Inc. were written down $3.1 million to reflect the impact of product discontinuation. The TechMate IHC staining system product line acquired in the BioTek transaction was among those whose value was impacted by the launch of BenchMark.

      We also recognized charges of $2.6 million relating to closure of our production facility in Gaithersburg, Maryland. The Gaithersburg facility was acquired in late 1998 with the acquisition of all the oncology assets of Oncor, Inc.

      Other charges recognized in 2000 totaled $1.4 million, which included expenses related to contracted research and development being handled by an outside company.

      Research and development expenses increased by $4 million in 2000 versus 1999, to 16% of net sales from 10% in 1999. The spending increase reflects our ongoing research and development efforts in a variety of areas such as the launch of the BenchMark advanced IHC and ISH Staining System, the US launch of our Discovery system, the December 2000 launch of our Pathway test for breast cancer patients and further expansion of our Special Stains reagent menu.

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

      Impairment charges of $4.5 million were recognized in 2000 in conjunction with the write down of intangibles associated with the BioTechnology Tools and BioTek acquisitions. The charges reflect the impact of various product discontinuations on expected future cash flows.

      Amortization expense increased to $1.5 million in 2000 from $1.1 million in 1999. Intangible assets increased in 2000 through the acquisition of QDL Laboratories and a payment made to Vysis on a license to market certain consumables.

      Interest and other income, net, was income of $1.3 million in 2000 versus an expense of $0.4 million in 1999. The interest income was attributed to the investment of proceeds from the private placement of 1,250,000 shares of common stock in 2000.

      No additional income tax benefit was recognized in 2000 related to the deferred tax asset that arose relative to the increase in the net operating loss carry forward and other future tax deductible items as it could not be readily determined whether such assets will be recoverable in the near term. Our valuation allowance increased by $8.3 million in 2000 to $10.7 million at December 31, 2000.

      The majority of our deferred tax assets relate to net operating loss carryforwards. At December 31, 2000, we had $21 million and $18 million in federal and state net operating loss carryforwards for income tax purposes, respectively. The state and federal net operating loss carryforwards will begin to expire in 2005 and 2007, respectively, if not previously utilized. In addition, we had certain foreign net operating loss carryforwards of $6.9 million and research and development credits of $1 million.

      As a result of the above, our net loss for 2000 was $27.3 million, which included $22.5 million in impairment charges and other expenses recognized in the second quarter of 2000 and included the adverse impact of $2.2 million related to the change in accounting principle for the adoption of SAB No. 101.

Liquidity and Capital Resources

      Cash and cash equivalents were $12.3 million at December 31, 2001, a decrease of $26.2 million from December 31, 2000. Spending against cash reserves was attributable to our ongoing investment in the growth of the business including working capital, the construction of our new facility in Tucson, Arizona, substantially completed in November 2001 and partially offset by cash generated from the exercise of employee stock options and warrants.

      Net cash used in our operating activities was $5.3 million in 2001 compared to net cash provided by our operating activities of $2.2 million in fiscal year 2000. The decrease is primarily attributable to changes in working capital. During 2001 cash used in operating activities differed from net income as a result of increased working capital balances exceeding depreciation and amortization expense.

      Net cash used in investing activities in 2001 and 2000 was $25.7 million and $19.3 million, respectively. This is primarily attributable to spending on the construction of our new facility in Tucson, Arizona, substantially completed in November 2001, and our transaction with Molecular Diagnostics, Inc.

      Net cash provided by financing activities in 2001 and 2000 was $4.8 million and $54.3 million, respectively. Financing activities in fiscal year 2001 consisted primarily of $5.7 million in proceeds from the issuance of common stock due to the exercise of warrants, stock options and employee stock purchases. This was partially offset by payments of $0.9 million on long-term debt. Financing activities in fiscal year 2000 consisted primarily of proceeds from our private equity placement of 1.25 million shares of common stock, issuance of common stock from stock option exercises and financing of our new European facility located in Strasbourg, France.

      We believe that our current cash and cash equivalents, line of credit and cash generated from operations will satisfy funding requirements including working capital and capital expenditure for the next twelve months.

Foreign Currency Risk

      The value of the U.S. Dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. Dollars. We have determined that hedging of non-U.S. Dollar net monetary assets is not cost effective and instead attempt to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. We conduct a growing portion of our business in the Euro, the Japanese Yen and the Australian Dollar.

New Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. We will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002, including the required impairment tests. We recorded approximately $1.6 million in amortization of its intangible assets during 2001 that is being evaluated by management to determine which portion will be subject to no future amortization under SFAS 142. The provisions of these standards are not expected to have a significant effect on our financial position or operating results.

      In August 2001, FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rule on asset impairment supersedes SFAS No. 121 (SFAS 121), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The Standard also required expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on our financial position or operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates and equity price changes in Molecular Diagnostics, Inc. (MCDG) up to the maximum amount of our investment. Nevertheless, the fair value of our investment portfolio and related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. At December 31, 2001, our only cash equivalent investments are in money market accounts and overnight reverse repurchase agreements ($9.6 million) that are reflected as cash equivalents because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yield’s earned which approximate current interest rates.

      At present, we have only $3.4 million in debt obligations and there are no borrowings under our line of credit facility at December 31, 2001. As such, our interest rate risk is limited with respect to existing debt. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, the Japanese Yen and the Australian Dollar. No hedging transactions were entered into to limit this exposure. We are exposed to equity price risks on an investment in preferred stock and warrant to purchase securities of MCDG. We have not attempted to reduce or eliminate the market exposure on this warrant.

Item 8.	Financial Statement and Supplementary Data

      The Independent Auditor’s Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on Page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers

      Pursuant to our Certificate of Incorporation, as amended, our Board of Directors currently consists of eight persons, divided into three classes serving staggered terms of three years. Currently there are two Class I directors, three Class II directors and three Class III directors. The terms of the Class III directors will expire at the 2005 Annual Meeting of Shareholders. The terms of the Class II directors and Class I directors will expire in 2004 and 2003 respectively.

Jack W. Schuler (Age 61) Class III Director Chairman of the Nominating Committee	Mr. Schuler has served as a director of Ventana since April 1991 and as Chairman of the Board of Directors since November 1995. Mr. Schuler has been Chairman of the Board of Directors of Stericycle, Inc. since March 1990. Mr. Schuler is also a partner in Crabtree Partners. Prior to joining Stericycle, Mr. Schuler held various executive positions at Abbott from December 1972 through August 1989, serving most recently as President and Chief Operating Officer. He is currently a Director of Medtronic, Inc. and Chiron Corporation. Mr. Schuler received a B.S. in Mechanical Engineering from Tufts University and an M.B.A. from Stanford University.
John Patience (Age 54) Class III Director Member of the Compensation and Nominating Committees	Mr. Patience has served as a director of Ventana since July 1989 and as Vice Chairman since January 1999. Since April 1995, Mr. Patience has been a partner in Crabtree Partners. Mr. Patience was a co-founder and served as a General Partner of Marquette Venture Partners from January 1988 until March 1995. Marquette was one of our initial investors. Mr. Patience was previously a partner in the consulting firm of McKinsey & Co., specializing in health care. He is currently a Director of Stericycle, Inc. Mr. Patience received a B.A. in Liberal Arts and an L.L.B. from the University of Sydney, Australia and an M.B.A. from the University of Pennsylvania Wharton School of Business.
Tammy J. Brach (Age 37)	Ms. Brach joined Ventana in September 1999 and is Vice President of Quality Assurance and Regulatory Affairs. Before joining Ventana, Ms. Brach was Vice President of Service Center Operations at ADP and prior to that she worked at Current Incorporated as the Head of Quality and Purchased Product Development. Ms. Brach has a B.S. in Industrial Engineering from Texas A&M and an M.B.A. from Drake University.
Christopher M. Gleeson (Age 52) Class II Director	Mr. Gleeson became President and Chief Executive Officer and a director in May 1999. He joined Ventana in March 1999 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Gleeson was Senior Vice President of Bayer Diagnostics and General Manager of the U.S. commercial Operations for Chiron Diagnostics, and prior to that, the founder, owner and Managing Director of Australian Diagnostics Corporation, a leading diagnostics distributor in Australia.
Kendall B. Hendrick (Age 42)	Mr. Hendrick joined Ventana in August 1998 and is currently the Vice President and General Manager of Research & Development. From April 1990 to August 1998, Mr. Hendrick held various product development management positions with Abbott Laboratories, Diagnostics Division, most recently as the Director of the Architect Research & Development Program. Mr. Hendrick holds a B.S. in Mechanical Engineering from Virginia Polytechnic Institute.

Hitoshi Isobe (Age 51)	Mr. Isobe joined Ventana in January 1998 and is currently Vice President and General Manager of Ventana, Japan K.K. Prior to joining Ventana, Mr. Isobe was Chief Operating Officer of BioMerieux, Japan. Prior to BioMerieux he held various management positions at Dainabot K.K., a leading diagnostic company in Japan. Mr. Isobe holds a B.A. in Commercial Law from Ehime University in Japan.
Timothy B. Johnson (Age 40)	Mr. Johnson joined Ventana as Vice President and General Manager, Manufacturing Operations in February 2002. From 1993 until joining Ventana, Mr. Johnson held various management positions with Hill-Rom Company a subsidiary of Hillenbrand Industries, most recently as Vice President of Marketing and Vice President and General Manager, Maternal & Infant Care Strategic Business Unit. Mr. Johnson has a B.S. in Operation and Systems Management from Indiana University.
Kirk M. Kimler (Age 39)	Mr. Kimler joined the Company in 1999 and is currently the Vice President of Worldwide Strategic Marketing — Histology. From August 1988 to October 1999, Mr. Kimler held various sales and marketing positions with Abbott Laboratories, Diagnostics Division to include Marketing Manager, Architect and South East Commercial Operations. Prior to Abbott, Mr. Kimler was an officer in the United States Army. Mr. Kimler holds a B.A. in Economics from the University of Notre Dame and an M.B.A. from the University of Chicago.
James LaFrance (Age 43)	Mr. LaFrance joined Ventana as Vice President of Worldwide Strategic Marketing — Cytology in November 2001. Mr. LaFrance spent 16 years with Bayer Diagnostics in various management roles, most recently as Vice President of Marketing & Business Development for the global Near Patient Testing division. Mr. LaFrance has a B.A. in Economics from the University of Connecticut, an M.B.A. from the University of Notre Dame and is a C.P.A.
Nicholas Malden (Age 44)	Mr. Malden joined Ventana as Chief Financial Officer in October 2000. From 1985 until joining Ventana, Mr. Malden held various financial management positions with Duracell International Inc. and subsequently The Gillette Company, most recently as Vice President-Finance for the Duracell Global Business Management Group. Mr. Malden has a B.A. in Political Science from Grinnell College and an M.B.A. from Emory University.
Hany Massarany (Age 40)	Mr. Massarany joined Ventana in July 1999 and is currently Vice President and General Manager of North America Commercial Operations. Prior to joining Ventana, Mr. Massarany held management positions with Bayer Diagnostics and Chiron Diagnostics. Mr. Massarany has a B.S. from Monash University in Australia and an M.B.A. from the University of Melbourne.
Mark Nechita (Age 42)	Mr. Nechita joined Ventana in June 2000, as Vice President, Human Resources, Environmental Health and Safety. Prior to joining Ventana, Mr. Nechita worked in Human Resources in the United States and internationally for RJR Nabisco, FMC and most recently, Cordant Technologies where he was Vice President, Human Resources for their Huck Fasteners unit. Mr. Nechita has a B.S. in Industrial and Labor Relations from Cornell University.

Bernard O.C. Questier (Age 48)	Mr. Questier joined Ventana in October 1995 and is currently Vice President and General Manager of Europe, Middle East & Africa. From October 1990 until joining Ventana, Mr. Questier held a number of management positions in E.I. DuPont de Nemours, most recently as Business Manager for NEN Life Science Products in Europe. Mr. Questier received a degree in Chemical Engineering from the Technical Institute in Oostende, Belgium.
Rex J. Bates (Age 78) Class II Director Chairman of the Audit Committee and Member of the Nominating Committee	Mr. Bates has served as a director of Ventana since April of 1996. From August 1991 to May 1995, Mr. Bates served on the Board of Directors of Twentieth Century Industries and was a member of its compensation committee. Prior to Twentieth Century Industries, Mr. Bates served as the Vice-Chairman of the Board of Directors of the State Farm Mutual Automobile Insurance Company. Mr. Bates also served as State Farm’s Chief Investment Officer. In March of 1991, Mr. Bates retired from State Farm. Prior to Mr. Bates’ employment with State Farm, he was a partner in the investment firm of Stein, Roe & Farnham in Chicago. Mr. Bates received a B.S. and an M.B.A. from the University of Chicago.
Edward M. Giles (Age 66) Class II Director Member of the Compensation and Audit Committees	Mr. Giles has served as a director of Ventana since September 1992. Mr. Giles has served as Chairman of The Vertical Group, Inc., a venture capital investment firm, since January 1989. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a Director of Synthetech, Inc. Mr. Giles received a B.S.Ch.E. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.
Thomas M. Grogan, M.D. (Age 56) Class III Director	Dr. Grogan is a founder, a Director, Chairman Emeritus, Chief Scientific Officer and Medical Director of Ventana. He has served as a director since the founding of the Company in June 1985 and as Chairman of the Board of Ventana from June 1985 to November 1995. He is also currently a professor of pathology at the University of Arizona, College of Medicine, where he has taught since 1979. He received a B.A. in Biology from the University of Virginia and an M.D. from George Washington School of Medicine. Dr. Grogan completed a post-doctorate fellowship at Stanford University.
Mark C. Miller (Age 46) Class I Director Member of the Audit Committee	Mr. Miller has served as a director of Ventana since January 2001. Mr. Miller has also been President and Chief Executive Officer and a Director of Stericycle, Inc. since May 1992. Prior to joining Stericycle, Mr. Miller served as Vice President Pacific/ Asia/ Africa for the International Division of Abbott Laboratories, which he joined in 1977 and where he held a number of management and marketing positions. Mr. Miller also serves on the board of directors of AmericasDoctor.com, Inc. and Lake Forest Hospital. Mr. Miller received a B.S. in Computer Science from Purdue University.
James R. Weersing (Age 62) Class I Director Chairman of the Compensation Committee and Member of the Audit Committee	Mr. Weersing has served as a director of Ventana since October 1994. Since 1984, Mr. Weersing has been a Managing Director of MBW Venture Partners, a venture capital investment firm. Mr. Weersing has also served as President of JRW Technology, Inc., a consulting firm and, since January 2000, President and CEO of Iomed, Inc. Mr. Weersing received a B.S.M.E. and an M.B.A. from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

      During the last year Mr. Giles failed to file one report on Form 4 in a timely manner. Such transactions have subsequently been reported.

Item 11.     Executive Compensation

      The following table sets forth all compensation paid to our chief executive officer and the four most highly compensated executive officers for services rendered during the last three completed fiscal years.

Summary Compensation Table

				Long-Term
				Compensation Awards
		Annual
		Compensation		Restricted	Securities
				Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options/SARs	Compensation ($)

Christopher M. Gleeson	2001	234,802	—	—	—	—
President, Chief Executive	2000	226,719	—	—	20,625	105,359	(1)
Officer and Director	1999	163,846	10,000	—	200,000	20,625	(1)
Nicholas Malden	2001	212,115	—	—	3,901	30,343	(1)
Vice President, Chief	2000	62,436	—	—	45,000	—
Financial Officer and Secretary	1999	—	—	—	—	—
Kendall B. Hendrick	2001	188,666	—	—	8,760	—
Vice President,	2000	173,200	13,000	263,750 (3)	14,481	—
General Manager of	1999	156,914	5,000	—	10,502	7,212	(1)
Research & Development
Bernard O.C. Questier(4)	2001	168,380	—	—	7,317	8,800	(2)
Vice President, General	2000	161,629	—	—	13,107	8,800	(2)
Manager of Europe,	1999	153,375	—	—	12,670	8,800	(2)
Middle East & Africa
Hany Massarany	2001	163,077	29,119	—	14,182	9,464	(2)
Vice President, General
Manager of North America	2000	101,994	—	—	21,610	9,100	(2)
Commercial Operations	1999	56,642	—	—	20,000	9,100	(2)

(1)	Relocation expenses inclusive of tax reimbursement on non-deductible portion.

(2)	Automobile allowance.

(3)	Grant of 10,000 shares of restricted stock on October 31, 2000. For the purposes of this table, the shares are valued at $26.375 (the market price on October 30, 2000). The shares will vest five years from the date of grant.

(4)	Please see “Employment Agreements” on Page 39 for information with respect to currency fluctuations.

      Aggregate Option Exercises in the Last Fiscal Year and Year-End Values. The following table sets forth, for each of the executives named in the summary compensation table above, information with respect to each exercise of stock options during the fiscal year ended December 31, 2001 and the value of unexercised options at December 31, 2001.

Aggregate Option Exercises in Fiscal 2001 and Year-End Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options
	Shares		December 31, 2001		at December 31, 2001(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Christopher M. Gleeson	—	—	88,333	132,292	382,453	604,047
Nicholas Malden	—	—	11,851	37,050	29,361	93,884
Kendall B. Hendrick	—	—	44,676	24,067	92,278	26,517
Bernard O.C. Questier	—	—	83,830	13,057	1,016,547	23,776
Hany Massarany	—	—	24,291	31,501	59,319	62,510

(1)	The value of “in-the-money” stock options represents the positive spread between the exercise price of stock options, which ranges from $0.84 per share to $27.375 per share and the fair market value for our common stock of $22.62 per share as of December 31, 2001, which was the closing price of our common stock on December 31, 2001.

Employment Agreements

      We have an employment agreement with Bernard O.C. Questier, our Vice President of European Operations. The agreement provides for annual compensation of $168,380, which is fixed to the French Franc to protect against currency fluctuations should the United States Dollar depreciate relative to the French Franc; however, if the United States dollar appreciates relative to the French Franc, Mr. Questier’s salary shall remain unchanged. The agreement states that if Mr. Questier is terminated, he will continue to be paid through the quarter in which notice of termination is given plus one additional full quarter. The agreement does not provide for any specified term of employment. We currently have no employment contracts or agreements with any other officers named in the Summary Compensation Table or with any other person.

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

Option Grants in the Last Fiscal Year

      The following table sets forth information with respect to each grant of stock options made during the fiscal year ended December 31, 2001 to each executive officer named in the preceding Summary Compensation Table:

Individual Grants

						Potential Realizable
						Value at Assumed
						Annual Rates of
	Number of					Stock Price
	Securities		% of Total			Appreciation for
	Underlying		Options	Exercise or		Option Term(4)
	Options		Granted in	Base Price	Expiration
Name	Granted(1)		2001(2)	($Sh)(3)	Date	5%($)	10%($)

Christopher M. Gleeson	—		—	—	—	—	—
Nicholas Malden	2,550(a	)	0.3%	$21.250	1/22/11	34,078	86,361
	1,351(b	)	0.2%	$21.250	1/22/11	18,055	45,754
Kendall Hendrick	5,400(a	)	0.7%	$21.250	1/22/11	72,166	182,882
	3,360(b	)	0.4%	$21.250	1/22/11	44,903	113,793
Bernard O. C. Questier	4,810(a	)	0.6%	$21.250	1/22/11	64,281	162,900
	2,507(b	)	0.3%	$21.250	1/22/11	33,504	84,905
Hany Massarany	9,500(a	)	1.2%	$21.250	1/22/11	126,958	321,737
	4,682(b	)	0.6%	$21.250	1/22/11	62,570	158,565

(1)	The above options were granted under our 1996 Stock Option Plan. Vesting periods are as follows: (a) five years and (b) immediate.

(2)	Based on an aggregate of 799,018 options granted by us during the year ended December 31, 2001.

(3)	The option exercise price per share was equal to the fair market value of our common stock on the date of grant.

(4)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information, as of February 28, 2002 with respect to the number of shares of our common stock beneficially owned by individual directors, by all of our directors and officers as a group and by persons known by us to own more than 5% of our common stock. We have no other class of voting stock outstanding. The information for the non-directors and officers has been derived from their respective 13-G filings as of December 31, 2001.

		Percent of
		Common
	Number of	Stock
Name and Address of Beneficial Owner	Shares	Shares

Kopp Investment Advisors, Inc.	2,597,901	16.0
7701 France Avenue South
Suite 500
Edina, MN 55435
Wellington Management Co. LLP	1,794,300	11.1
75 State Street
Boston, MA 02109
MBW Venture Partners. L.P.	1,042,348	6.4
365 South Street
Morristown, NJ 07960
Franklin Resources Asset Management	858,800	5.3
777 Mariners Island Blvd.
San Mateo, CA 94404
Jack W. Schuler(3)	1,463,715	9.0
John Patience(4)	783,665	4.8
Edward M. Giles(5)	600,857	3.7
Thomas M. Grogan, M.D.(6)	122,228	*
Rex J. Bates(7)	117,259	*
Christopher M. Gleeson(8)	115,255	*
Bernard O.C. Questier(9)	83,976	*
Kendall B. Hendrick(10)	60,093	*
James R. Weersing(11)	59,115	*
Hitoshi Isobe(12)	54,157	*
Hany Massarany(13)	30,702	*
Kirk M. Kimler(14)	30,093	*
Mark C. Miller(15)	28,333	*
Nicholas Malden(16)	15,361	*
Mark Nechita(17)	12,468	*
Tammy J. Brach(18)	10,538	*
James LaFrance	0	*
Timothy B. Johnson	0	*
All Directors and Officers as a group (18 persons)	3,587,815	22.1

*	Less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock. Except as indicated, the address of all persons listed is 1910 Innovation Park Drive, Tucson, AZ 85737.

(2)	Applicable percentage of ownership is based on 16,234,769 shares of common stock outstanding as of February 28, 2002, together with shares issuable pursuant to applicable options of such stockholder that may be exercised within 60 days after February 28, 2002. Shares of common stock subject to options currently exercisable or exercisable within 60 days after February 28, 2002, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 345,208 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tanya Eva Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Therese Heidi Schuler; 73,512 shares beneficially owned by Mr. Schuler, as custodian for Tino Hans Schuler; 20,000 shares beneficially owned by the Schuler Family Foundation, and; 1,250 shares owned by Mrs. Schuler.

(4)	Includes 349,791 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Patience, as well as 4,800 shares held in the name of Mrs. Patience.

(5)	Includes 478,501 shares beneficially owned by Vertical Fund Associates, L.P. Also includes 48,608 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Giles. Also includes 37,462 beneficially owned by Edward M. Giles IRA. Mr. Giles, one of our directors, is chairman of the Vertical Group, Inc. Mr. Giles disclaims beneficial ownership of the shares beneficially owned by such entities affiliated with the Vertical Group, Inc., except to the extent of his partnership interest therein.

(6)	Includes 64,380 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Dr. Grogan.

(7)	Includes 48,608 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Bates.

(8)	Includes 101,409 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Gleeson.

(9)	Includes 80,220 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2002, held, held by Mr. Questier.

(10)	Includes 66,766 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Hendrick.

(11)	Includes 48,608 shares issuable upon the exercise of options exercisable within 60 days of February 2002, held by Mr. Weersing. Includes 6,209 shares beneficially owned by James R. Weersing and Mary H. Weersing, Trustees of the Weersing Family Trust U/ D/ T dated April 24, 1991.

(12)	Includes 54,157 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Isobe.

(13)	Includes 29,334 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Massarany.

(14)	Includes 27,361 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Kimler.

(15)	Includes 28,333 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Miller.

(16)	Includes 15,361 shares issuable upon exercise of options exercisable within 60 days of February 28, 2001, held by Mr. Malden.

(17)	Includes 11,769 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Mr. Nechita.

(18)	Includes 9,556 shares issuable upon exercise of options exercisable within 60 days of February 28, 2002, held by Ms. Brach.

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

PART IV

Item 14.     Exhibits and Reports on Form 10-K

      1.     Financial Statements

      The following consolidated financial statements of Ventana Medical Systems, Inc. and Report of Ernst & Young LLP, Independent Auditors, are in this Form 10-K.

      2.     Financial Statement Schedules for the Years ended December 31, 2001, 2000 and 1999

      Schedule II — Valuation and Qualifying Accounts has been provided on page 46. All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      3.     Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K:

Exhibit
Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)
10.7	2001 Outside Director Stock Option Plan	(3)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Filed with the Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.

      We did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Tucson, State of Arizona, on this 27th day of March 2002.

VENTANA MEDICAL SYSTEMS, INC.

By:	/s/ NICHOLAS MALDEN

Nicholas Malden
Vice President, Chief Financial
Officer and Secretary

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHRISTOPHER M. GLEESON Christopher M. Gleeson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ NICHOLAS MALDEN Nicholas Malden	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2002

/s/ REX J. BATES Rex J. Bates	Director	March 27, 2002

/s/ EDWARD M. GILES Edward M. Giles	Director	March 27, 2002

/s/ THOMAS M. GROGAN Thomas M. Grogan	Director	March 27, 2002

/s/ MARK C. MILLER Mark C. Miller	Director	March 27, 2002

/s/ JOHN PATIENCE John Patience	Director	March 27, 2002

/s/ JACK W. SCHULER Jack W. Schuler	Director	March 27, 2002

/s/ JAMES R. WEERSING James R. Weersing	Director	March 27, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

VENTANA MEDICAL SYSTEMS, INC.

		Additions

	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$2,639	$(1,014)	$147	(1)	$252	(2)	$1,520

Allowance for obsolete inventory	$2,357	$—	$—		$1,746	(3)	$611

Year Ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$883	$1,895	$30	(1)	$169	(2)	$2,639

Allowance for obsolete inventory	$476	$4,310	$—		$2,429	(3)	$2,357

Year Ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$694	$196	$(152	)(1)	$159	(2)	$883

Allowance for obsolete inventory	$104	$408	$—		$36	(3)	$476

(1)	Charged to revenue

(2)	Uncollectible accounts written off, net of recoveries

(3)	Inventories written off, net of recoveries

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Ventana Medical Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in item 14(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

January 25, 2002 except for
Note 17 as which the date is
March 20, 2002

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,280	$38,512
Trade accounts receivable, net of allowance for doubtful accounts of $1,520 and $2,639, respectively	20,448	16,682
Inventories	11,763	8,100
Prepaid expenses	520	460
Deferred tax assets	2,386	4,417
Other current assets	752	492

Total current assets	48,149	68,663
Property and equipment, net	41,432	22,329
Intangibles, net	12,192	12,296
Capitalized software development costs, net	1,743	1,190
Deferred tax assets, net of current portion	6,416	4,385
Other assets	1,053	719

Total assets	$110,985	$109,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,733	$5,943
Other current liabilities	9,578	13,143

Total current liabilities	14,311	19,086
Long-term debt	2,521	3,408
Commitments and Contingencies
Stockholders’ equity:
Common stock — $.001 par value; 50,000,000 shares authorized, 16,110,466 and 15,444,122 shares issued and outstanding at December 31, 2001 and 2000, respectively	16	15
Additional paid-in-capital	140,587	134,862
Accumulated deficit	(45,194)	(46,636)
Accumulated other comprehensive income (loss)	(656)	(553)
Treasury stock—40,000 shares, at cost	(600)	(600)

Total stockholders’ equity	94,153	87,088

Total liabilities and stockholders’ equity	$110,985	$109,582

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Sales:
Reagents and other	$61,586	$49,682	$45,340
Instruments	26,227	21,467	24,069

	87,813	71,149	69,409
Cost of goods sold	27,622	36,377	21,218

Gross profit	60,191	34,772	48,191
Operating expenses:
Research and development	14,929	11,116	7,078
Selling, general and administrative	42,760	43,800	32,381
Amortization of acquisition costs	1,575	1,474	1,051
Impairment charges and other expenses	—	4,519	—

Income (loss) from operations	927	(26,137)	7,681
Interest and other income (expense)	826	1,346	(370)

Income (loss) before taxes and cumulative effect of accounting change	1,753	(24,791)	7,311
(Provision for) benefit from income taxes	(311)	(350)	5,500

Income (loss) before cumulative effect of accounting change	1,442	(25,141)	12,811
Cumulative effect of accounting change, net of applicable income tax benefit of $1,436	—	(2,154)	—

Net income (loss)	$1,442	$(27,295)	$12,811

Basic earnings per common share:
Before cumulative effect of accounting change	$.09	$(1.70)	$.95
Cumulative effect of accounting change	—	(.15)	—

Net income (loss)	$.09	$(1.85)	$.95

Diluted earnings per common share:
Before cumulative effect of accounting change	$.09	$(1.70)	$.88
Cumulative effect of accounting changes	—	(.15)	—

Net income (loss)	$.09	$(1.85)	$.88

Pro forma amounts assuming the accounting changes are applied retroactively:
Net income (loss)	$1,442	$(25,141)	$11,668
Net income (loss) per common share:
— Basic	$.09	$(1.70)	$.88
— Diluted	$.09	$(1.70)	$.80
Shares used in computing earnings per common share:
— Basic	15,905	14,770	13,478

—Diluted	16,427	14,770	14,636

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

	(in thousands, except share data)
Balance at January 1, 1999	13,421,819	$13	$78,716	$(32,152)	$(193)	$(600)	$45,784
Net income	—	—	—	12,811	—	—	12,811
Translation adjustment	—	—	—	—	78	—	78

Comprehensive income	—	—	—	—	—	—	12,889
Sale of common stock — other	171,821	1	1,826	—	—	—	1,827

Balance at December 31, 1999	13,593,640	14	80,542	(19,341)	(115)	(600)	60,500
Net loss	—	—	—	(27,295)	—	—	(27,295)
Translation adjustment	—	—	—	—	(438)	—	(438)

Comprehensive loss	—	—	—	—	—	—	(27,733)
Sale of common stock net of issuance costs of $3,154	1,250,000	1	46,846	—	—	—	46,847
Sale of common stock — other	600,482	—	6,052	—	—	—	6,052
Tax benefit from stock options	—	—	1,422	—	—	—	1,422

Balance at December 31, 2000	15,444,122	15	134,862	(46,636)	(553)	(600)	87,088
Net income	—	—	—	1,442	—	—	1,442
Translation adjustment	—	—	—	—	(103)	—	(103)

Comprehensive income	—	—	—	—	—	—	1,339
Sale of common stock — other	666,344	1	5,725	—	—	—	5,726

Balance at December 31, 2001	16,110,466	$16	$140,587	$(45,194)	$(656)	$(600)	$94,153

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Operating activities:
Net income (loss)	$1,442	$(27,295)	$12,811
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,806	5,497	3,689
Cumulative effect of accounting change	—	2,154	—
Non-cash intangibles and property and equipment charges	—	7,914	—
Benefit from deferred taxes	—	(1,255)	(5,980)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(3,766)	4,094	(4,245)
Inventories	(3,663)	5,374	(2,465)
Other assets	(1,339)	(631)	(1,002)
Accounts payable	(1,210)	1,926	481
Other current liabilities	(3,565)	4,389	815

Net cash (used in) provided by operating activities	(5,295)	2,167	4,104
Investing activities:
Purchase of property and equipment	(23,844)	(15,150)	(6,843)
Purchase of intangible assets	(1,471)	(1,617)	(78)
Acquisition of Biotechnology Tools, Inc.	—	—	(358)
Acquisition of Quantitative Diagnostic Laboratories	—	(2,500)	—
Investment in preferred stock and warrant in Molecular Diagnostic, Inc.	(358)	—	—

Net cash used in investing activities	(25,673)	(19,267)	(7,279)
Financing activities:
Net proceeds from private placement	—	46,847	—
Issuance of common stock	5,726	6,052	2,460
Net change in long term debt	(887)	1,364	—

Net cash provided by financing activities	4,839	54,263	2,460
Effect of exchange rate changes on cash	(103)	(438)	78

Net (decrease) increase in cash and cash equivalents	(26,232)	36,725	(637)
Cash and cash equivalents, beginning of year	38,512	1,787	2,424

Cash and cash equivalents, end of year	$12,280	$38,512	$1,787

Supplemental cash flow information:
Income taxes paid	$311	$350	$104
Interest paid	$330	$278	$145

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.     Organization and Significant Accounting Policies

      Organization: Ventana Medical Systems, Inc. (the “Company”) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. At present, the Company’s principal markets are North America, Europe, Japan and Australia.

      Revenue Recognition: During the year ended December 31, 2000, the Company changed its methods of revenue recognition for its products that require installation at the customer’s site in accordance with Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue for products upon shipment to the customer, but prior to installation. Under the new accounting method adopted retroactive to January 1, 2000, revenue from instrument sales made directly to the end user is generally recognized upon completion of installation. However, if the end user already has the identical instrument installed at the same location we recognize the revenue from that sale upon shipment. Revenue from reagents is recognized upon shipment. Service contract revenue is deferred and recognized ratably over the service period obligations, which are typically one to three years. Beginning January 1, 2001, the Company invoices customers for products, excluding service contracts, when the transaction can be recognized as revenue.

      A portion of the Company’s revenue is from sales made to distributors under agreements that require the distributors to assume responsibility for product installation without recourse to the Company. Revenue for instruments sold under these agreements is recognized upon shipment to the distributor. There are certain foreign distributors in which revenue is not recognized until the instrument is installed and accepted by the end user.

      The cumulative effect of the accounting change resulted in a charge to operations of $2,154 (net of an income tax benefit of $1,436), which is included in operations for the year ended December 31, 2000. The effect of the change on the year-ended 2000 was to decrease income before cumulative effect of accounting change by $539 ($0.04 per basic and diluted shares, respectively).

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

      Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Organization and Significant Accounting Policies — (Continued)

      Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to twenty years. Amortization of leasehold improvements is calculated using a straight-line method over the lesser of the term of the lease or useful life of the asset. Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RAPs), performance evaluation period programs (PEP) and rentals. PEP instruments are placed with customers for evaluation periods of up to six months. The customer is required to purchase a minimum amount of reagents and at the end of the evaluation period must purchase, rent or return the instrument. The manufacturing cost of demonstration, RAP, PEP and rental instruments is amortized over a period of 3 to 4 years to cost of goods sold (RAPs and rentals) and selling, general and administrative expenses (PEP’s and demonstrations).

      Intangibles: Intangible assets consist primarily of goodwill, customer base, developed technology, workforce in place, supply agreements and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 15 years.

      Impairment is recognized in operating results if a permanent decline in value occurs. The Company measures possible impairment of its intangible assets periodically by comparing the undiscounted cash flows generated by those assets to their carrying values. The Company periodically evaluates the useful lives assigned to the various categories of intangible assets considering such factors as: (i) demand, obsolescence, competition, market share and other economic factors; (ii) legal and regulatory provisions; and (iii) the periods expected to be benefited.

      Capitalized Software Development Costs: The Company capitalizes certain internal expenses related to developing computer software used in the Company’s instruments. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Upon general release to customers of the product in which the software is included, capitalization ceases and such costs are amortized using the straight-line method over the estimated life of 5 years. Capitalized software costs and accumulated costs are as follows at December 31:

	2001	2000

Capitalized costs	$2,808	$1,764
Less accumulated amortization	1,065	574

	$1,743	$1,190

      Equity Investments: The Company uses the cost method of accounting for equity investments in entities for which it holds less than 20% equity interest. These investments are included in other assets on the Company’s consolidated balance sheet. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

      Derivatives: In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Organization and Significant Accounting Policies — (Continued)

in the period of change together with the offsetting change in fair value of the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s change in fair value is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the change in fair value is reported in earnings immediately.

      The Company has an investment in a warrant to purchase securities of a company that can be net share settled. This warrant is deemed a derivative financial instrument and is not designated as a hedging instrument. The change in fair value on this investment is recognized in earnings in the period of change.

      Shipping Costs: Substantially all costs of shipping products to customers are included in costs of sales.

      Concentration of Credit Risk: The Company sells its instruments and reagent products primarily to hospitals, medical clinics, reference laboratories and universities. Credit losses have been minimal to date. The Company invests its excess cash primarily in U.S. government securities and bank money market accounts and has an established policy relating to diversification and maturities that is designed to maintain safety and liquidity. The Company has not experienced any material losses on its cash equivalents or short-term investments.

      No single customer accounted for 5% or more of the Company’s 2001, 2000 or 1999 net sales.

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

      Fair Value of Financial Instruments: The Company’s cash and cash equivalents, accounts receivable, accounts payable and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value, due to their current maturities.

      Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

      Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15,

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Organization and Significant Accounting Policies — (Continued)

2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002, including the required impairment tests. The Company recorded approximately $1.6 million in amortization of its intangible assets during 2001 that is being evaluated by management to determine which portion will be subject to no future amortization under SFAS 142. The provisions of these standards are not expected to have a significant effect on the Company’s financial position or operating results.

      In August 2001, FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rule on asset impairment supersedes SFAS No. 121 (SFAS 121), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

2.     Inventories

      Inventories consist of the following:

	December 31,

	2001	2000

Raw materials and work-in-process	$5,611	$5,617
Finished goods	6,763	4,840
Valuation reserve	(611)	(2,357)

	$11,763	$8,100

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2001	2000

Land	$6,327	$2,987
Buildings	18,025	—
Diagnostic instruments	10,216	8,402
Machinery and equipment	8,902	6,985
Computers and related equipment	5,894	6,995
Fixed assets under capital lease	2,250	2,250
Furniture and fixtures	1,252	616
Leasehold improvements	294	867

	53,160	29,102
Less accumulated depreciation and amortization	11,728	10,458
Projects in progress	—	3,685

	$41,432	$22,329

4.     Intangible Assets

      Intangible assets consist of the following:

	December 31,

	2001	2000

Goodwill	$7,182	$7,182
Customer base	4,100	4,100
Patents	1,857	1,778
Developed technology	1,839	687
Supply contract	1,200	1,200
Licenses	240	—
Workforce in place	100	100

	16,518	15,047
Less amortization	4,326	2,751

	$12,192	$12,296

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Other Current Liabilities

      Other current liabilities consist of the following:

	December 31,

	2001	2000

Employee compensation and benefits	$3,942	$3,147
Deferred revenue	2,048	4,868
Current portion of long-term debt	850	836
Product warranty	849	545
Securitization of receivables	358	—
Sales tax payable	343	315
Legal reserve	305	—
Contingent purchase consideration	—	1,377
Facility relocation	—	1,117
Other accrued liabilities	883	938

	$9,578	$13,143

6.     Line of Credit

      The Company has a $10,000 line of credit arrangement with a bank which is subject to renewal in May 2002. Borrowings under the line are collateralized by the Company’s receivables, inventories, machinery and equipment and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited based on outstanding accounts receivable of the Company, which as of December 31, 2001 resulted in available borrowing of $10,000, of which, $6,160 has been committed in support of various standby letters of credit. At December 31, 2001, the Company was in compliance with all covenants.

7.     Long-term Debt

      Long-term debt consists of the following:

	December 31,

	2001	2000

Notes payable for European facility, floating interest rates	$2,024	$2,090
Note payable to a customer, installment payments over 16 quarters beginning January 1, 2000, interest accruing at 7% beginning January 1, 2000	723	1,135
Capital lease and other obligations, various terms and interest rates	624	1,019

	3,371	4,244
Less current portion	850	836

	$2,521	$3,408

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Long-term Debt — (Continued)

      Future payments under the above obligations are as follows at December 31, 2001:

2002	$850
2003	612
2004	296
2005	170
2006	157
Thereafter	1,286

$3,371

8.     Stockholders’ Equity

      Under the Company’s 1988 Stock Option Plan (“the 1988 Plan”), up to 1.34 million shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of fair market value of the Company’s stock on the date of grant. Options generally vest over a four-year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

      In April 1996, the Company’s Board of Directors authorized the 1996 Stock Option Plan (“the 1996 Plan”). A total of 2.475 million shares of common stock have been reserved for issuance under the 1996 Plan. In order to be ISOs, options must be granted at not less than 100% of the fair market value of the Company’s stock on the dates of grant. Options generally vest over four years (grants made prior to 1998) or five years (1998 and subsequent grants) and expire in ten years.

      In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (“the 1996 Purchase Plan”). A total of 400,000 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 286,000 shares of common stock have been issued under the 1996 Purchase Plan at a prices ranging from $8.18 to $19.98 per share. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.

      In June 1996, the Company adopted the 1996 Director Stock Option Plan (the “Director Plan”) and reserved a total of 250,000 shares of common stock for issuance thereunder. Commencing with the Company’s 1997 annual meeting of stockholders, each nonemployee director was to be granted a nonstatutory option to purchase an amount of shares of the Company’s common stock equal to 5 shares multiplied by a fraction, the numerator of which shall be $15.00 and the denominator of which shall be the fair market value of one share of the Company’s common stock on the dates of grant. The exercise price of options granted under the Director Plan are equal to the fair market value of one share of the Company’s common stock on the dates of grant. A total of 60,000 shares were issued under the Plan at $10.125 – $26.37 per share. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. 99,000 shares were issued under this version of the Plan in 1998, bringing the total shares issued under the prior and current version of the Director Plan to 159,000. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan terminated in June 2001 and was replaced by the 2001 Outside Director Stock Option Plan.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Stockholders’ Equity — (Continued)

      During 1997, the Company granted options to purchase a total of 300,000 shares at $12.625 per share, fair market value on the date of the grant, to two Directors of the Company for consulting services to be performed through February 2000. All of these options have vested.

      In September 1998, the Company’s Directors approved the repurchase of up to 750,000 shares of the Company’s common stock. A total of 40,000 shares were repurchased under this authorization in 1998.

      On March 9, 1998, the Company’s Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company’s Common Stock for shareholders of record on May 8, 1998. Each right entitles stockholders to buy 1/1000th of a share of the Company’s Series A Participating Preferred Stock at an exercise price of eighty-five dollars ($85.00). The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company’s Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company’s Common Stock. If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company’s Common Stock, each Right not owned by a holder of 20% or more of the Common Stock will entitle its holder to purchase, at the Right’s then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the Right’s exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company’s Common Stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligation under the Rights and the Right will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

      In January 1999, the Company’s Board of Directors authorized the 1998 Nonstatutory Stock Option Plan (“the 1998 NSO Plan”). Under this plan, a total of 1.50 million shares of common stock have been reserved for issuance to employees and consultants of the Company, but under no circumstances to officers or directors. Options generally vest over five years and expire ten years after the date of grant, however, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates.

      In March 2000, the Company completed a private placement of 1.25 million shares of its common stock, raising $50 million in gross proceeds before deducting commissions and expenses of the offering of $3.154 million. The shares were registered with the SEC in April 2000 through the filing of Registration Statement Form S-3.

      In 2001, a warrant for the purchase of 465,000 shares of common stock was exercised at a strike price of $5.82 per share. The Company received $2.6 million in net proceeds from the exercise of this warrant. The Company has no outstanding warrants at December 31, 2001.

      In May 2001, the stockholders approved the adoption of the 2001 Outside Director Stock Option Plan (“the 2001 Director Plan”) and reserved a total of 500,000 shares of common stock for issuance to directors who are not also active full-time employees of the Company or another company in which Ventana has a 50% or more voting interest. The exercise price of options granted under the 2001 Director Plan is equal to the fair market value of one share of the Company’s common stock on the dates of grant. A total of 130,000 shares

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Stockholders’ Equity — (Continued)

were issued under the Plan in 2001. Each option granted under the 2001 Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term.

      Pro forma information regarding net (loss) income and earnings per share is required by SFAS No. 123 and such information has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4.3%, 6.0% and 6.0%; an average expected time to exercise of 5.8, 5 and 5 years; expected volatility of 62.6%, 83.5% and 50.7%; and no dividends for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company’s pro forma information follows:

	Year Ended December 31,

	2001	2000	1999

Pro forma net (loss) income	$(6,155)	$(35,254)	$9,804

Pro forma net (loss) income per share:
Basic	$(.39)	$(2.39)	$.77
Diluted	$(.37)	$(2.39)	$.67

      The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Stockholders’ Equity — (Continued)

      A summary of the Company’s stock option activity and related information is as follows:

	Outstanding Stock Options

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

Balance at January 1, 1999	1,920,000	$13.52
Granted	1,035,000	18.23
Exercised	(133,000)	10.43
Canceled	(343,000)	12.24

Balance at December 31, 1999.	2,479,000	$15.47
Granted	876,000	23.15
Exercised	(377,000)	13.07
Canceled	(475,000)	13.90

Balance at December 31, 2000.	2,503,000	$18.14
Granted	799,000	22.34
Exercised	(117,000)	15.84
Canceled	(204,000)	21.13

Balance at December 31, 2001.	2,981,000	$19.07

      The weighted average fair values of stock options granted during 2001, 2000 and 1999, for which the exercise price was equal to the fair market value of the stock were $13.49, $19.53 and $9.03 per share, respectively.

	Stock Options at December 31, 2001

	Options Outstanding			Options Exercisable

		Weighted	Weighted
		Average	Average		Weighted
	Number of	Exercise	Remaining		Average
	Options	Price	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Outstanding	Life (Years)	Exercisable	Price

$ 0.60 – $16.00.	602,000	$11.21	5.6	581,000	$11.12
$16.19 – $17.88.	737,000	17.48	7.0	470,000	17.49
$20.00 – $21.25.	756,000	20.78	8.6	282,000	20.63
$22.06 – $24.23.	652,000	23.42	8.5	331,000	23.19
$24.50 – $29.50.	234,000	26.62	8.3	80,000	26.17

	2,981,000	$19.07	7.5	1,744,000	$17.36

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      Income (loss) before income taxes and cumulative effect of accounting change is comprised as follows:

	Years Ended December 31,

	2001	2000	1999

Domestic	$(840)	$(22,137)	$5,764
Foreign	2,593	(2,654)	1,547

	$1,753	$(24,791)	$7,311

      The components of the provision (benefit) for income taxes before cumulative effect of an accounting change are as follows:

	Years Ended December 31,

	2001	2000	1999

Current:
U.S. Federal	$—	$—	$150
State	213	350	250
Foreign	98	—	80

	311	350	480
Deferred:
U.S. Federal	—	—	(5,083)
State	—	—	(897)
Foreign	—	—	—

	311	350	(5,980)

	$311	$350	$(5,500)

      A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

	% of Pre-tax Income
	Years Ended December 31,

	2001	2000	1999

U.S. Federal Statutory Rate	35.0%	(35.0)%	35.0%
State taxes	7.9	(6.5)	8.0
Domestic differences not previously benefited	—	—	(8.0)
Change in valuation allowance	(25.2)	43.0	(110.0)

Effective tax rate	17.7%	1.5%	(75.0)%

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,

	2001	2000

Non-current:
Net operating loss carry forwards	$7,025	$7,011
Foreign loss carry forwards	3,100	3,105
General business credit carry forwards	1,912	1,033
Depreciation expense	1,873	1,242
In-process R&D write-off	922	999
Capitalized software development costs	(757)	(1,015)
AMT credit carry forward	242	242
Capitalized research and development	192	630
Other	427	144

	14,936	13,391
Current:
Deferred revenue	763	1,489
Allowance for bad debts	608	1,124
Facility shutdown accruals	—	447
Miscellaneous	1,015	1,357

	2,386	4,417

Total deferred tax assets	17,322	17,808
Valuation reserve	(8,520)	(9,006)

Net deferred tax assets	$8,802	$8,802

      The deferred tax assets and valuation allowance decreased by $486 during 2001. The decrease relates primarily to expiring state net operating loss carry forwards and reversal of temporary differences. No additional valuation allowance was considered necessary for the deferred tax assets of $8,802 that are reflected on the consolidated balance sheet at December 31, 2001, as management believes that it is more likely than not such assets will be recovered.

      The deferred tax assets increased $2,677 during 2000 which was directly attributable to the cumulative effect of the accounting change relating to the new revenue recognition policy adopted January 1, 2000 and the income tax benefit relating to stock option exercises by employees in the first quarter of 2000 reflected in the Company’s equity accounts. The Company did not recognize any additional deferred tax assets that arose in 2000 relative to the increases in the net operating loss carry forwards as it could not be readily determined with certainty to what extent such assets would be recoverable in the future. As a result, the Company’s valuation allowance increased by $8,256 during 2000.

      At December 31, 2001, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $18,677 and $11,247, respectively. These state and federal carry forwards will begin to expire in 2005 and 2007, respectively, if not previously utilized. Approximately $600 of state net operating loss carry forwards expired unused in 2001. The Company also has research and development tax

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes — (Continued)

credit carry forwards of approximately $1,900 that begin to expire in 2005, if not previously utilized. Utilization of the Company’s net operating loss carry forwards will be subject to limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company’s prior issuances of equity securities. These carry forwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carry forwards. In addition, the Company has certain foreign net operating loss carry forwards approximating $7,400.

10.     Commitments and Contingencies

     Lease Commitments:

      The Company leases an office facility and equipment under certain operating leases. Future minimum lease payments under operating leases at December 31, 2001 are as follows:

2002	$862
2003	601
2004	427
2005	131
2006	97

$2,118

      Lease expense totaled $2,163, $1,653 and $1,259 for the years ended December 31, 2001, 2000 and 1999, respectively.

      DAKO, a European distributor and customer, initiated binding arbitration with the Company in 1997 regarding the pricing of the Company’s TechMate 250 product. The dispute was settled in 1998 with the Company agreeing to pay DAKO a total of $1,651 beginning January 2000 (see Note 7).

     Litigation:

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

      On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, the Company filed a motion to dismiss plaintiffs’ Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part the Company’s motion to dismiss. The Court dismissed plaintiffs’ claims based upon the North Carolina securities laws and California’s insider-trading statute. Plaintiffs’ surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, the Company filed a motion for summary judgment on all of plaintiffs’ remaining claims. On November 22, 2000, the Court issued an Order granting the Company’s motion for summary judgment in their entirety. Plaintiffs subsequently filed a notice of appeal

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies — (Continued)

on December 8, 2000. The appeal was fully briefed as of August 31, 2001 and the hearing of the appeal was held before the Third Circuit on February 4, 2002. No decision has yet been rendered by the Third Circuit.

      On June 15, 1999 the Company filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). The Company’s claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein the Company acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, the Company filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to the Company Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included the Company’s claims. However, the Omnibus Objection did not set forth any specific allegations with respect to the Company’s claims. On July 20, 2001, the Company filed a response to the Omnibus Objection reasserting their original claim and discovery has commenced. The Company continues to believe its claims are meritorious and will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

      On December 9, 1999 the Company filed an action, VENTANA MEDICAL SYSTEMS, INC. v. CYTOLOGIX CORP., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. The Company believes its claims are meritorious and will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

      CytoLogix Corp. has filed three separate actions against the Company in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into the Company’s Discovery and BenchMark instruments. CytoLogix seeks assignment of the Company’s patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes it has meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on their business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect. Trial is scheduled to begin on July 15, 2002.

      The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. CytoLogix seeks to invalidate the Company’s German patent (no. DE 69117052.5), which covers various aspects of their automated, slide staining system. The Company believes they can defend this patent through the Nullity proceeding, however, results of the proceeding are uncertain and there can be no assurance to that effect. The Company responded to the original Cytologix filing on March 15, 2001 and filed a supplementary response January 29, 2002. Oral proceedings are currently scheduled for March 20, 2002 (see note 17).

      The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that the Company infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued Feb. 7, 2001, entitled “Random Access Slide

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies — (Continued)

Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of the Company’s patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes it has meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been set for July 15, 2002 and is concurrent with Case No. CV12231 REK above.

      On November 19, 2001 a patent infringement claim was filed against the Company titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that the Company infringed two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332 by the Company’s INFORM HPV High-risk and Low-risk probe products. The Company filed an answer denying the allegations on Feb. 4, 2002. Digene seeks, among other remedies, an injunction against the sale of the Company’s INFORM products. This litigation is in a very early stage. However, the Company believes that they have meritorious defenses to the infringement claims of Digene and intend to defend themselves vigorously, however they cannot assure that they will prevail on either claim.

      On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunction relief including a temporary restraining order or a preliminary injunction against the continued making, using and selling of the instrument. The Company believes its claims are meritorious and they will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

      With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management, the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

11.     Benefit Plan

      Effective January 1, 1993, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company from their date of hire. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions and the Plan also permits the Company to make discretionary matching contributions. During the years ended December 31, 2001 and 2000, the Company did not make any contributions to the Plan.

12.     Operating Segment and Enterprise Data

      The Company has two reportable segments: North America (primarily the United States) and International (primarily France, Germany, Japan and Australia). These operating segments are the segments of the Company for which separate financial information is available and for which operating profit/ loss amounts are regularly evaluated by the Company’s Chief Operating Decision Maker (its Chief Executive Officer) in deciding how to allocate resources and in assessing performance.

      The Company’s Chief Operating Decision Maker evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inventory transfers to foreign subsidiaries are made at standard cost. The North America operations include corporate activity (including all interest

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Operating Segment and Enterprise Data — (Continued)

income) that benefits the Company as a whole. The following summary includes net sales only to unaffiliated customers. Net sales are attributed to segments based on the location from which the shipment to the customer was made; reagents and instruments are sold in each segment.

	Year ended December 31, 2001

	North America	International	Eliminations	Totals

Sales to external customers	$63,899	$23,914	$—	$87,813
Depreciation and amortization expense	5,765	1,041	—	6,806
Segment (loss) profit	(1,053)	2,495	—	1,442
Segment assets	106,887	22,213	(18,115)	110,985
Expenditures for long-lived assets	23,597	2,101	—	25,698

	Year ended December 31, 2000

	North America	International	Eliminations	Totals

Sales to external customers	$53,520	$17,629	$—	$71,149
Impairment charges and other expenses	4,519	—	—	4,519
Depreciation and amortization expense	4,490	1,007	—	5,497
Segment (loss) profit	(24,393)	(2,902)	—	(27,295)
Segment assets	106,742	18,278	(15,438)	109,582
Expenditures for long-lived assets	15,247	3,611	—	18,858

	Year ended December 31, 1999

	North America	International	Eliminations	Totals

Sales to external customers	$53,692	$15,717	$—	$69,409
Depreciation and amortization expense	3,307	382	—	3,689
Segment profit (loss)	11,098	1,467	246	12,811
Segment assets	80,191	15,324	(22,354)	73,161
Expenditures for long-lived assets	5,439	1,840	—	7,279

13.     Acquisitions

     Quantitative Diagnostic Laboratories, Inc.

      The Company acquired Quantitative Diagnostic Laboratories, Inc. (QDL) on April 1, 2000 for $2,500. QDL is a specialty reference lab that provides quantitative immunohistochemistry (IHC) services to pathologists and is also involved in cancer research. The acquisition has been accounted for as a purchase, which resulted in $2,152 allocated to goodwill. The result of this acquisition is included in the accompanying consolidated financial statements from the date of acquisition. Goodwill recorded in connection with this transaction is being amortized on a straight-line basis over a 5-year period.

14.     Transaction With Molecular Diagnostics, Inc.

      On November 2, 2001, the Company purchased 175,000 shares of Series D Convertible Preferred Stock in Molecular Diagnostics, Inc. (MCDG) (convertible at $1.00 per share), received a three-year warrant entitling the Company to purchase 1,750,000 shares of common stock of MCDG at an exercise price of $1.15 per share, and acquired intangible assets relating to additional rights received under an amended license and development agreement originally entered into on March 24, 2000, with AccuMed International Inc., which was acquired by MCDG on September 17, 2001. Under the amended agreement, the Company received full

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Transaction With Molecular Diagnostics, Inc. — (Continued)

access to MCDG’s proprietary image analysis software and development tools and to certain imaging hardware and any subsequent generation of imaging hardware technology.

      The Company paid $1,750 for these items and based on the respective fair values has allocated the amount as follows:

Developed Technology	$1,152
Warrant	140
License	240
Investment in Series D Convertible Preferred stock	218

$1,750

      The company amortizes the developed technology and license on a straight-line basis over 5 years. The value assigned to the warrant was based upon an independent valuation and is accounted for as a derivative financial instrument and marked-to-market each reporting period in accordance with SFAS 133. The value assigned to the investment in preferred stock is carried at cost.

15.     Impairment Charges and Other Expenses

      Fiscal 2000 results were negatively impacted by $22,524 in write-offs and accruals relating to several different issues. The following table summarizes details of the impairment charges and other expenses and provides a rollforward of the reserves through December 31, 2001:

		Reserve			Reserve
		Balances as of	Costs	Revision	Balances as of
	Initial	December 31,	Incurred	to	December 31,
	Charges	2000	in 2001	Estimates	2001

Reagent dispenser quality issue	$5,355	$2,510	$867	$(1,643)	$—
Exit of electron microscopy product line	4,581	—	—	—	—
Impairment of inventory, diagnostic instruments and intangibles	8,615	1,310	1,460	150	—
Cost to close Gaithersburg facility	2,611	1,117	967	(150)	—
Other charges including contracted R&D	1,362	—	—	—	—

Total impairment charges and other expenses	$22,524	$4,937	$3,294	$(1,643)	$—

      Charges of $5,355 were related to quality problems with the Company’s dispensers and reagents used with the majority of its staining instruments. As a result, charges were taken to write-off inventory and set up reserves to cover product replacements, returns and warranty matters.

      A charge of $4,581 was recorded to account for the Company’s decision to exit its electron microscopy (EM) product line. Charges were taken to write-down all EM inventory and field instruments to their net realizable value. In addition, goodwill recognized in the BTTI acquisition was written down $1,445 to reflect the impact of certain product discontinuance.

      Charges of $8,615 were recorded in recognition of the decreased value of certain instrument inventory, fixed assets and intangible assets given the launch of the Company’s new BenchMark advanced staining system in 2000. In addition, intangible assets associated with the Company’s 1996 acquisition of BioTek

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Impairment Charges and Other Expenses — (Continued)

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

      Other charges recognized in 2000 totaled $1,362 that included expenses related to contracted research and development being handled by an outside company.

      In 2001, the $1,643 revision to the estimate was due to the favorable resolution of outstanding accounts receivable balances related to the reagent dispenser quality issue and were reflected in the 2001 financial statements as a reduction in SG&A expenses.

16.     Net Income (Loss) Per Share

      The following tables sets forth the components of the computation of 2001, 2000 and 1999 basic and diluted net income (loss) per share:

	2001	2000	1999

Numerator:
Net income (loss)	$1,442	$(27,295)	$12,811

Denominator:
Basic:
Weighted average shares	15,905	14,770	13,478
Effect of dilutive securities:
Employee stock options	522	—	656
Warrants	—	—	502

	16,427	14,770	14,636

      Loss per share in 2000 is computed using the weighted average number of shares of common stock outstanding; common equivalent shares from stock options and warrants are excluded from the computation in 2000 as their effect is antidilutive.

17.     Subsequent Event

      On March 20, 2002, the German Federal Patent Court ruled that the Company’s German patent no. DE 69117052.5, which covers various aspects of the Company’s previous generation GEN II automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects the Company’s ability to enforce this patent in Germany subject to an appeal and final decision on validity.

EXHIBIT INDEX

Exhibit
Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)
10.7	2001 Outside Director Stock Option Plan	(3)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Filed with the Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.