Form 10-Q
period 2002-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2002-05-14
CIK 893160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number: 000-20931

Ventana Medical Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2976937 (I.R.S. employer identification no.)

1910 Innovation Park Drive Tucson, AZ (Address of principal executive offices)	85737 (Zip Code)

Registrant’s telephone number, including area code: (520) 887-2155

Not Applicable

(Formal name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Applicable Only to Issuers Involved in Bankruptcy

(Formal name, former address and former fiscal year, if changed from last report)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes      No

Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value -—16,250,808 shares as of April 30, 2002

Ventana Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$10,834	$12,280

Accounts receivable, net	21,016	20,448

Inventories	13,842	11,763

Prepaid expenses	472	520

Deferred tax benefit, current portion	2,386	2,386

Other current assets	528	752

Total current assets	49,078	48,149

Property and equipment, net	42,427	41,432

Goodwill	3,068	3,068

Intangibles, net	9,119	9,124

Other assets	2,997	2,796

Deferred tax benefit, long term portion	6,416	6,416

Total assets	$113,105	$110,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,875	$4,733

Other current liabilities	9,502	9,578

Total current liabilities	15,377	14,311

Long term debt	2,266	2,521

Commitments and Contingencies

Stockholders’ equity:

Common stock — $.001 par value; 50,000,000 shares authorized; 16,241,069 and 16,110,466 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	16	16

Additional paid-in capital	142,741	140,587

Accumulated deficit	(45,749)	(45,194)

Accumulated other comprehensive loss	(946)	(656)

Treasury stock - 40,000 shares, at cost	(600)	(600)

Total stockholders’ equity	95,462	94,153

Total liabilities and stockholders’ equity	$113,105	$110,985

See accompanying notes

Ventana Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Sales:

Reagents and other	$17,835	$13,764

Instruments	4,347	5,516

Total net sales	22,182	19,280

Cost of goods sold	6,810	6,175

Gross profit	15,372	13,105

Operating expenses:

Research and development	3,622	3,306

Selling, general and administrative	11,708	10,759

Amortization of acquisition costs	412	372

Income (loss) from operations	(370)	(1,332)

Interest and other income	3	339

Income (loss) before taxes	(367)	(993)

Provision for income taxes	(188)	(134)

Net income (loss)	$(555)	$(1,127)

Per share data:

Net income (loss)

—Basic	$(0.03)	$(0.07)

—Diluted	$(0.03)	$(0.07)

Shares used in computing per share data:

—Basic	16,187	15,575

—Diluted	16,187	15,575

See accompanying notes

Ventana Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Operating activities:

Net income (loss)	$(555)	$(1,127)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization	2,113	1,124

Changes in operating assets and liabilities	(1,981)	(2,503)

Net cash provided by (used in) operating activities	(423)	(2,506)

Investing activities:

Purchase of property and equipment	(2,539)	(4,007)

Purchase of intangible assets, net	(93)	—

Net cash provided by (used in) investing activities	(2,632)	(4,007)

Financing activities:

Payments of debt	(255)	(406)

Issuance of common stock	2,154	3,167

Net cash provided by (used in) by financing activities	1,899	2,761

Effect of exchange rate change on cash	(290)	(317)

Net increase (decrease) in cash and cash equivalents	(1,446)	(4,069)

Cash and cash equivalents, beginning of period	12,280	38,512

Cash and cash equivalents, end of period	$10,834	$34,443

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

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         Goodwill and Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company adopted the standard effective January 1, 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $3.1 million as of that date.

         Intangible assets consist primarily of developed technology and customer base, supply, and license agreements resulting from acquisitions. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally four to twelve years. Estimated amortization expense for intangible assets as of March 31, 2002 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2002 – 2004: $1.3, 2005: $1.0, 2006: $0.8.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Significant Accounting Policies (continued)

         The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per-share amounts):

	Three Months Ended
	March 31

	2002	2001

Net income (loss) — as reported	$(555)	$(1,127)

Adjustments:

Amortization of goodwill	—	81

Income tax effect	—	(14)

Net income (loss) — adjusted	$(555)	$(1,060)

Basic net income (loss) per share — as reported	$(0.03)	$(0.07)

Basic net income (loss) per share — adjusted	$(0.03)	$(0.07)

Diluted net income (loss) per share — as reported	$(0.03)	$(0.07)

Diluted net income (loss) per share — adjusted	$(0.03)	$(0.07)

         The Company is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         Recent Accounting Pronouncements: The FASB also recently issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS 144 in the first quarter of fiscal 2002 with no effect to the Company’s financial position or results of operations.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Significant Accounting Policies (continued)

Reclassification: Certain prior year amounts have been reclassified to conform to the current period presentation.

2.   Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw material and work-in-process	$5,779	$5,611

Finished goods	8,697	6,763

Valuation reserve	(634)	(611)

	$13,842	$11,763

3.   Comprehensive Income (Loss)

         The components of comprehensive income (loss) for the three months ending March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(555)	$(1,127)

Foreign currency translation	(290)	(317)

Comprehensive income (loss)	$(845)	$(1,444)

Accumulated comprehensive income (loss) consists exclusively of foreign currency translation adjustments.

4.   Provision for Income Taxes

         The Company did not recognize benefit for U.S. taxes for the three month period ending March 31, 2002 as the deferred tax asset has not been assessed by management as being more likely than not of being recovered in the foreseeable future. The tax expense reported consists of certain state franchise and international taxes.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.   Line of Credit

         The Company has a $10.0 million line of credit arrangement with a bank which is subject to renewal May 31, 2002. Borrowings under the line are collateralized by the Company’s receivables, inventories, machinery and equipment, and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. The Company was in compliance with these covenants as of March 31, 2002. In addition, borrowings are limited based on outstanding accounts receivables of the Company, which as of March 31, 2002 resulted in available borrowing of $10.0 million, of which, $2.2 million has been committed in support of various standby letters of credit.

6.   Operating Segment and Enterprise Data

         The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, Japan and Australia). Segment information for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three months ended March 31, 2002

			Elimina-
	U.S.	International	tions	Totals

Sales to external customers	$16,974	$5,208	$–	$22,182

Segment (loss) profit	(637)	82	–	(555)

Segment assets	110,664	22,991	(20,550)	113,105

	Three months ended March 31, 2001

			Elimina-
	U.S.	International	tions	Totals

Sales to external customers	$13,605	$5,675	$–	$19,280

Segment (loss) profit	(1,684)	557	–	(1,127)

Segment assets	105,252	16,480	(15,420)	106,312

7.   Commitments and Contingencies

         In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, TSE, ET AL. v. VENTANA MEDICAL SYSTEMS, INC., ET AL. No. 97-37, against the Company and certain of its directors and stockholders in the United States District Court for the District of Delaware. The complaint alleged, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders’ consent to the February 1996 merger of BioTek into Ventana and the related

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   Commitments and Contingencies (continued)

conversion of BioTek notes into Ventana notes. Plaintiffs sought compensatory damages in excess of the principal amount of their BioTek notes, as well as punitive damages, and fees and costs.

         On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, the Company filed a motion to dismiss plaintiffs’ Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part the Company’s motion to dismiss. The Court dismissed plaintiffs’ claims based upon the North Carolina securities laws and California’s insider-trading statute. Plaintiffs’ surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, the Company filed a motion for summary judgment on all of plaintiffs’ remaining claims. On November 22, 2000, the Court issued an Order granting the Company’s motion for summary judgment in its entirety. Plaintiffs subsequently filed a notice of appeal on December 8, 2000. The appeal was fully briefed as of August 31, 2001 and the hearing of the appeal took place before the Third Circuit on February 4, 2002. No decision has yet been rendered by the Third Circuit.

         On June 15, 1999, the Company filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). The Company’s claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein the Company acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, the Company filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to the Company Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included the Company’s claims. However, the Omnibus Objection did not set forth any specific allegations with respect to the Company’s claims. On July 20, 2001, the Company filed a response to the Omnibus Objection reasserting their original claim. On December 17, 2001, the Company filed a motion for partial summary judgment on the issue of liability. Subsequently, the Company agreed to stay all matters on the bankruptcy court to pursue mediation. The Company continues to believe its claims are meritorious and will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

         On December 9, 1999, the Company filed an action, VENTANA MEDICAL SYSTEMS, INC. v. CYTOLOGIX CORP., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. The Company believes its claims are meritorious and will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   Commitments and Contingencies (continued)

         CytoLogix Corp. has filed three separate actions against the Company in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into the Company’s Discovery and BenchMark instruments. CytoLogix seeks assignment of the Company’s patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on their business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect. Trial is scheduled to begin on July 15, 2002.

         The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that the Company’s German patent no. DE 69117052.5, which covers various aspects of the Company’s previous generation GEN II automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects the Company’s ability to enforce this patent in Germany subject to an appeal and final decision on validity.

         The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that the Company infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued Feb. 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of the Company’s patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion amending their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been set for July 15, 2002 and is concurrent with Case No. CV12231 REK above.

         On November 19, 2001 a patent infringement claim was filed against the Company titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that the Company infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332 by the Company’s INFORM™ HPV High-

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   Commitments and Contingencies (continued)

risk and Low-risk probe products. The Company filed an answer denying the allegations on Feb. 4, 2002. Digene seeks, among other remedies, an injunction against the sale of the Company’s INFORM products. This litigation is in a very early stage. However, the Company believes that they have meritorious defenses to the infringement claims of Digene and intend to defend themselves vigorously, however they cannot assure that they will prevail on either claim.

         On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing scheduled for June 27, 2002. The Company believes its claims are meritorious and they will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

         With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

         The following discussion of the financial condition and results of operations of Ventana Medical Systems, Inc. (“Ventana” or “the Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company’s control, include the following: market acceptance of new automated histology products, continued success in asset management, continued improvements in our manufacturing efficiencies, on-schedule launches of our new products, currency exchange rate variability, adverse determinations in various outstanding litigations, competition and competitive pressures on pricing and general economic conditions in the United States and in the regions served by the Company. A more complete listing of cautionary statements and risk factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Results of Operations

Net Sales

         Net sales for the three months ended March 31, 2002 as compared to the same period in 2001 increased 15% to $22.2 million from $19.3 million, respectively. Net sales growth was attributable to a 30% increase in reagent and other sales for the three month period. The increase in reagent sales was driven by the growth in the underlying installed base. Instrument sales decreased 21% during the three months ended March 31, 2002, primarily due to increased instrument revenue in 2001 that was previously deferred with the adoption of SAB 101 in 2000. Sales were 25% higher in the US ($17.0 million versus $13.6 million) and 8% lower internationally ($5.2 million versus $5.7 million) for the three months ended March 31, 2002 versus the same period in 2001.

Gross Profit

         Gross profit for the three months ended March 31, 2002 increased to $15.4 million from $13.1 million for the same period in 2001. The Company’s gross profit for the three months ended March 31, 2002 increased to 69.3% from 68.1% for the same period in 2001.

Research and Development

         Research and development spending for the three months ended March 31, 2002 increased to $3.6 million from $3.3 million for the same period in 2001. The increase results primarily from substantial investment in new products.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Selling, General and Administrative (“SG&A”)

         Presented below is a summary of SG&A expense for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended
	March 31,

	2002		2001

		% Net		%Net
	$	Sales	$	Sales

Sales and marketing	$8,772	40%	$8,913	46%

Administration	2,936	13%	1,846	10%

Total SG&A	$11,708	53%	$10,759	56%

         SG&A expense for the three months ended March 31, 2002 increased to $11.7 million from $10.8 million for the same period in 2001. The increase is attributed to higher facility expenses and investment in outside services including costs associated with various legal matters.

Amortization of Goodwill

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company adopted the standard effective January 1, 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $3.1 million as of that date.

         Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally four to twelve years. Estimated amortization expense for intangible assets as of March 31, 2002 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2002 – 2004: $1.3, 2005: $1.0, 2006: $0.8.

         The Company is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Amortization of Intangible Assets

         Intangible assets consist primarily of developed technology and customer base, supply, and license agreements resulting from acquisitions. Such assets are amortized on a straight-line basis over estimated useful lives ranging from four to twelve years, resulting in quarterly costs approximating $0.4 million.

Interest and Other Income (Expense)

         Interest and other income decreased $0.3 million in the first quarter of fiscal 2002 compared to the same period in the prior year. The decrease is primarily due to lower average investment balances in 2002 compared to 2001. The lower balances are primarily the result of the 2001 investment in the Company’s new facility in Tucson, Arizona.

Liquidity and Capital Resources

         As of March 31, 2002, the Company’s principal source of liquidity consisted of cash and cash equivalents of $10.8 million. The Company also had an unused $10.0 million revolving bank credit facility of which $2.2 million has been committed in support of various standby letters of credit. In addition, borrowings under the Company’s bank credit facility are secured by a pledge of substantially all of the Company’s assets and bear interest at the bank’s prime rate.

         During the three months ended March 31, 2002, net cash used in operations and investing activities decreased to $3.1 million versus $6.5 million in the three months ended March 31, 2001. The decrease was primarily associated with lower spending on property and equipment due to the completion of our new facility in fiscal 2001.

         We believe that our current cash and cash equivalents, line of credit and cash generated from operations will satisfy funding requirements including working capital and capital expenditures for the foreseeable future.

Foreign Currency Risk

         The value of the U.S. Dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. Dollars. We have determined that hedging of non-U.S. Dollar net monetary assets is not cost effective and instead attempt to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant or sudden decline occurs in the value of local currencies. We conduct a growing portion of our business in Euro, the Japanese Yen and the Australian Dollar.

Ventana Medical Systems, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, TSE, ET AL. v. VENTANA MEDICAL SYSTEMS, INC., ET AL. No. 97-37, against the Company and certain of its directors and stockholders in the United States District Court for the District of Delaware. The complaint alleged, among other things, that the Company violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders’ consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs sought compensatory damages in excess of the principal amount of their BioTek notes, as well as punitive damages, and fees and costs.

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

         On June 15, 1999, we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included our claims. However, the Omnibus Objection did not set forth any specific allegations with respect to our claims. On July 20, 2001, we filed our response to the Omnibus Objection reasserting our original claim. On December 17, 2001, we filed a motion for partial summary judgment on the issue of liability. Subsequently, we agreed to stay all matters on the bankruptcy court to pursue mediation. We continue to believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

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

Ventana Medical Systems, Inc.

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

         On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing scheduled for June 27, 2002. We believe our claims are meritorious and that we will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

         With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management the ultimate resolution of these contingencies will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits – No Exhibits

(b)	Reports on Form 8-K.

No reports were filed on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date:	May 14, 2002	By:	/s/ Nicholas Malden Nicholas Malden, Vice President, Chief Financial Officer and Secretary