Form 10-Q
period 2002-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2002-07-30
CIK 893160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                      to                     .

Commission File Number: 000-20931

VENTANA MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2976937
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1910 Innovation Park Drive Tucson, AZ	85737
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 887-2155

Not Applicable
(Formal name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Applicable Only to Issuers Involved in Bankruptcy
(Formal name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  ☐    No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value—16,337,594 shares as of July 29, 2002

VENTANA MEDICAL SYSTEMS, INC.

VENTANA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$12,395	$12,280
Accounts receivable, net	22,056	20,448
Inventories	14,365	11,763
Prepaid expenses	653	520
Deferred tax benefit, current portion	2,386	2,386
Other current assets	981	752

Total current assets	52,836	48,149
Property and equipment, net	43,159	41,432
Goodwill	3,068	3,068
Intangibles, net	8,822	9,124
Other assets	3,200	2,796
Deferred tax benefit, long term portion	6,566	6,416

Total assets	$117,651	$110,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,914	$4,733
Other current liabilities	12,200	9,578

Total current liabilities	18,114	14,311
Long term debt	2,420	2,521

Commitments and Contingencies

Stockholders' equity:
Common stock—$.001 par value; 50,000,000 shares authorized; 16,282,960 and 16,110,466 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	16	16
Additional paid-in capital	143,454	140,587
Accumulated deficit	(45,271)	(45,194)
Accumulated other comprehensive loss	(482)	(656)
Treasury stock—40,000 shares, at cost	(600)	(600)

Total stockholders' equity	97,117	94,153

Total liabilities and stockholders' equity	$117,651	$110,985

See accompanying notes

VENTANA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Sales:
Reagents and other	$19,800	$15,143	$37,635	$28,907
Instruments	5,951	6,195	10,298	11,711

Total net sales	25,751	21,338	47,933	40,618
Cost of goods sold	7,885	7,051	14,695	13,226

Gross profit	17,866	14,287	33,238	27,392
Operating expenses:
Research and development	3,849	3,850	7,471	7,156
Selling, general and administrative	12,930	10,221	24,638	20,980
Amortization of acquisition costs	396	382	808	754

Income (loss) from operations	691	(166)	321	(1,498)
Interest and other income (expense)	63	286	66	625

Income (loss) before taxes	754	120	387	(873)
(Provision for) benefit from income taxes	(276)	(105)	(464)	(239)

Net income (loss)	$478	$15	$(77)	$(1,112)

Per share data:
Net income (loss)
—Basic	$0.03	$0.00	$(0.00)	$(0.07)

—Diluted	$0.03	$0.00	$(0.00)	$(0.07)

Shares used in computing per share data:
—Basic	16,258	15,970	16,225	15,790

—Diluted	16,622	16,722	16,225	15,790

See accompanying notes

VENTANA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30
	2002	2001
Operating activities:
Net income (loss)	$(77)	$(1,112)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,819	3,194
Changes in operating assets and liabilities	(1,998)	(5,790)

Net cash provided by (used in) operating activities	1,744	(3,708)
Investing activities:
Purchase of property and equipment	(4,411)	(11,807)
Purchase of intangible assets, net	(158)	—

Net cash provided by (used in) investing activities	(4,569)	(11,807)
Financing activities:
Payments of debt	(101)	(604)
Issuance of common stock	2,867	3,504

Net cash provided by (used in) by financing activities	2,766	2,900
Effect of exchange rate change on cash	174	41

Net increase (decrease) in cash and cash equivalents	115	(12,574)
Cash and cash equivalents, beginning of period	12,280	38,512

Cash and cash equivalents, end of period	$12,395	$25,938

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

Basis of Presentation:    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Intangible assets primarily consist of developed technology, customer base, supply and license agreements, and patents. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally four to twelve years. Estimated amortization expense for intangible assets as of June 30, 2002 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2002-2004: $1.3, 2005: $1.0, 2006: $0.8.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1.    Organization and Significant Accounting Policies (continued)

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and six month periods ended June 30, 2001 (in thousands, except per-share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income—as reported	$478	$15	$(77)	$(1,112)
Adjustments:
Amortization of goodwill	—	81	—	162
Income tax effect	—	(14)	—	(28)

Net income—adjusted	$478	$82	$(77)	$(978)

Basic net income per share—as reported	$0.03	$0.00	$0.00	$(0.07)
Basic net income per share—adjusted	$0.03	$0.01	$0.00	$(0.06)
Diluted net income per share—as reported	$0.03	$0.00	$0.00	$(0.07)
Diluted net income per share—adjusted	$0.03	$0.00	$0.00	$(0.06)

The Company is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. As of June 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Recent Accounting Pronouncements:    The FASB also recently issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1.    Organization and Significant Accounting Policies (continued)

value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS 144 in the first quarter of fiscal 2002 with no effect to the Company’s financial position or results of operations.

Reclassification:    Certain prior year amounts have been reclassified to conform to the current period presentation.

2.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw material and work-in-process	$5,173	$5,611
Finished goods	9,857	6,763
Valuation reserve	(665)	(611)

	$14,365	$11,763

3.    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ending June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income (loss)	$478	$15	$(77)	$(1,112)
Foreign currency translation	464	358	174	41

Comprehensive income (loss)	$942	$373	$97	$(1,071)

Accumulated comprehensive income (loss) consists exclusively of foreign currency translation adjustments.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.    Provision for Income Taxes

The Company did not recognize benefit for U.S. taxes for the three and six month periods ending June 30, 2002 as the deferred tax asset has not been assessed by management as being more likely than not of being recovered in the foreseeable future. The tax expense reported consists of certain state franchise and international taxes.

5.    Line of Credit

The Company has a $10.0 million line of credit arrangement with a bank which has been extended through August 20, 2002. Borrowings under the line are collateralized by the Company’s receivables, inventories, machinery and equipment, and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. The Company was in compliance with these covenants as of June 30, 2002. In addition, borrowings are limited based on outstanding accounts receivables of the Company, which as of June 30, 2002 resulted in available borrowing of $10.0 million, of which, $2.2 million has been committed in support of various standby letters of credit.

6.    Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily France, Germany, and Japan). Segment information for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended June 30, 2002
	U.S.	International	Eliminations	Totals
Sales to external customers	$18,619	$7,132	$—	$25,751
Segment profit (loss)	(1,033)	1,511	—	478

	Three months ended June 30, 2001
	U.S.	International	Eliminations	Totals
Sales to external customers	$15,774	$5,564	$—	$21,338
Segment profit (loss)	(466)	481	$—	15

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.    Operating Segment and Enterprise Data (continued)

	Six months ended June 30, 2002
	U.S.	International	Elimintions	Totals
Sale to external customers	$35,593	$12,340	$—	$47,933
Segment profit (loss)	(1,670)	1,593	—	(77)
Segment assets	111,969	34,938	(29,256)	117,651

	Six months ended June 30, 2001
	U.S.	International	Elimintions	Totals
Sales to external customers	$29,379	$11,239	$—	$40,618
Segment profit (loss)	(2,150)	1,038	—	(1,112)
Segment assets	100,139	18,905	(14,672)	104,372

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

On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, the Company filed a motion to dismiss plaintiffs’ Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part the Company’s motion to dismiss. The Court dismissed plaintiffs’ claims based upon the North Carolina securities laws and California’s insider-trading statute. Plaintiffs’ surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, the Company filed a motion for summary judgment on all of plaintiffs’ remaining claims. On November 22, 2000, the Court issued an Order granting the Company’s motion for summary judgment in its entirety. Plaintiffs subsequently filed a notice of appeal on December 8, 2000. The appeal was fully briefed as of August 31, 2001 and the hearing of the appeal took place before the Third Circuit on February 4, 2002. On July 11, 2002, the Third Circuit affirmed the dismissal of plaintiffs’ claims. To date, the plaintiffs have not sought further appellate review.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.    Commitments and Contingencies (continued)

On June 15, 1999, the Company filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). The Company’s claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein the Company acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, the Company filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to the Company Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included the Company’s claims. However, the Omnibus Objection did not set forth any specific allegations with respect to the Company’s claims. On July 20, 2001, the Company filed a response to the Omnibus Objection reasserting its original claim. On December 17, 2001, the Company filed a motion for partial summary judgment on the issue of liability. On March 8, 2002, Oncor filed an amended objection to the Company’s claim. The court has not yet ruled on either the Company’s summary judgment motion or motion to strike. The Company continues to believe its claims are meritorious and will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On December 9, 1999, the Company filed an action, VENTANA MEDICAL SYSTEMS, INC. v. CYTOLOGIX CORP., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. On July 1, 2002, the court entered a final judgment approving a Settlement Agreement between the parties reflecting their agreement that the patent in suit, United States Patent 5,355,439, is valid and enforceable, that the ARTISAN™ staining system does not infringe the ‘439 patent, that no further relief including costs or attorneys’ fees will be granted either party and that all existing claims and counterclaims may be dismissed with prejudice.

CytoLogix Corp. has filed three separate actions against the Company in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into the Company’s Discovery and BenchMark instruments. CytoLogix seeks assignment of the Company’s patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on its business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been postponed until the third or fourth quarter of 2002; however no trial date has been set.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.    Commitments and Contingencies (continued)

The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that the Company’s German patent no. DE 69117052.5, which covers various aspects of the Company’s previous generation GEN II automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects the Company’s ability to enforce this patent in Germany subject to an appeal and final decision on validity. On May 22, 2002, the Company filed an appeal to the German Federal Court of Justice seeking that the previous judgment be set aside, and that the complaint be dismissed substituting an amended claim into the patent. The Company has been advised by German patent counsel that the appeal process will take up to two years; therefore, the Company does not expect a decision until the second or third quarter of 2004.

The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that the Company infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of the Company’s patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion amending their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been postponed until the third or fourth quarter of 2002; however no trial date has been set. This trial is concurrent with Case No. CV12231 REK above.

On November 19, 2001 a patent infringement claim was filed against the Company titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that the Company infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332 by the Company’s INFORM™ HPV High-risk and Low-risk probe products. The Company filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. No date has been scheduled for the hearing. Digene seeks, among other remedies, an injunction against the sale of the Company’s INFORM products. This litigation is in a very early stage. However, the Company believes that it has meritorious defenses to the infringement claims of Digene and intends to defend itself vigorously, however the results of the proceedings are uncertain and there can be no assurance to that effect.

On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.    Commitments and Contingencies (continued)

selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing scheduled for August 12, 2002. On July 2, 2002, the Company filed a motion for summary judgment of patent infringement. The Company believes its claims are meritorious and will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

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

Results of Operations

Net Sales

Net sales for the three and six months ended June 30, 2002 increased 21% and 18% versus the same periods in 2001 to $25.8 million and $47.9 million from $21.3 million and $40.6 million, respectively. Net sales growth was attributable to 31% and 30% increases in reagents and non-instrument sales for the three and six month periods, respectively. This increase in sales is driven by the growth in the underlying installed base. Instrument sales decreased 4% and 12% during the three and six month periods, respectively, due to the recognition of $0.9 million and $3.6 million in the three and six month periods in 2001 related to improved installation processes implemented in the first quarter of 2001 after the adoption of SAB 101 in the fourth quarter of 2000. Sales increased in the 2002 three and six month periods compared to the same periods in 2001 across both geographic segments: 18% and 21% in the US ($18.6 million and $35.6 million versus $15.8 million and $29.4 million) and 28% and 10% internationally ($7.1 million and $12.3 million versus $5.6 million and $11.2 million).

Gross Profit

Gross profit for the three and six months ended June 30, 2002 increased to $17.9 million and $33.2 million, respectively, from $14.3 million and $27.4 million for the same periods in 2001. The Company’s gross margin percentage for the three and six months ended June 30, 2002 increased 2 percentage points to 69% primarily due to the sales growth in higher margin reagent sales.

VENTANA MEDICAL SYSTEMS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations
        (continued)

Research and Development

Research and development spending for the three months ended June 30, 2002 of $3.8 million was essentially the same as the prior year period. Research and development spending for the six months ended June 30, 2002 increased to $7.5 million from $7.2 million as a result of several major platform development projects underway.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2002		2001		2002		2001
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
Sales and marketing	$9,328	36%	$8,540	40%	$18,100	38%	$17,453	43%
Administration	3,602	14%	1,681	8%	6,538	13%	3,527	9%

Total SG&A	$12,930	50%	$10,221	48%	$24,638	51%	$20,980	52%

SG&A expense for the three and six months ended June 30, 2002 increased to $12.9 million and $24.6 million, respectively, from $10.2 million and $21.0 million for the same periods in 2001. The increase is attributed to higher facility and outside service expenses including costs associated with various legal matters. In addition, the Company has invested in the sales and marketing organizations to promote future sales growth.

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

Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally four to twelve years. Estimated amortization expense for intangible assets as of June 30, 2002 for each of the five

VENTANA MEDICAL SYSTEMS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations
        (continued)

succeeding fiscal years is as follows (all amounts are in millions): 2002-2004: $1.3, 2005: $1.0, 2006: $0.8.

The Company is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. As of June 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Amortization of Intangible Assets

Intangible assets consist primarily of developed technology, customer base, supply and license agreements, and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from four to twelve years, resulting in quarterly costs approximating $0.4 million.

Interest and Other Income (Expense)

Interest and other income for the three and six months ended June 30, 2002 decreased to $63,000 and $66,000, respectively, from $286,000 and $625,000 for the same periods in 2001. The decrease is primarily due to lower average investment balances in 2002 compared to 2001 resulting from the 2001 investment in the Company’s new facility in Tucson, Arizona.

Liquidity and Capital Resources

As of June 30, 2002, the Company’s principal source of liquidity consisted of cash and cash equivalents of $12.4 million. The Company also had an unused $10.0 million revolving bank credit facility of which $2.2 million has been committed in support of various standby letters of credit. In addition, borrowings under the Company’s bank credit facility are secured by a pledge of substantially all of the Company’s assets and bear interest at the bank’s prime rate.

During the six months ended June 30, 2002, net cash used in operating and investing activities decreased to $2.8 million versus $15.5 million in the six months ended June 30, 2001. The decrease was primarily associated with lower spending on property and equipment due to the completion of our new facility in 2001.

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
        (continued)

dollar net monetary assets is not cost effective and instead attempt to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant or sudden decline occurs in the value of local currencies. We conduct a growing portion of our business in the Euro, the Japanese Yen and the Australian Dollar.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

In January 1997, four individuals who are former BioTek noteholders who held in the aggregate approximately $1.1 million in principal amount of BioTek notes filed an action, TSE, ET AL. v. VENTANA MEDICAL SYSTEMS, INC., ET AL. No. 97-37, against us and certain of our directors and stockholders in the United States District Court for the District of Delaware. The complaint alleged, among other things, that we violated federal and California securities laws and engaged in common law fraud in connection with the BioTek shareholders’ consent to the February 1996 merger of BioTek into Ventana and the related conversion of BioTek notes into Ventana notes. Plaintiffs sought compensatory damages in excess of the principal amount of their BioTek notes, as well as punitive damages, and fees and costs.

On April 25, 1997, plaintiffs filed an Amended Complaint. The Amended Complaint made the same allegations as the original Complaint and added a claim under North Carolina securities laws. On December 16, 1997, we filed a motion to dismiss plaintiffs’ Amended Complaint. On September 23, 1998, the Court issued its Order granting in part and denying in part our motion to dismiss. The Court dismissed plaintiffs’ claims based upon the North Carolina securities laws and California’s insider-trading statute. Plaintiffs’ surviving claims included violations of federal and California securities laws, common law fraud and breach of fiduciary duty. On June 5, 2000, we filed a motion for summary judgment on all of plaintiffs’ remaining claims. On November 22, 2000, the Court issued an Order granting our motion for summary judgment in its entirety. Plaintiffs subsequently filed a notice of appeal on December 8, 2000. The appeal was fully briefed as of August 31, 2001 and the hearing of the appeal took place before the Third Circuit on February 4, 2002. On July 11, 2002, the Third Circuit affirmed the dismissal of plaintiffs’ claims. To date, plaintiffs have not sought further appellate review.

On June 15, 1999, we filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). Our claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein we acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, we filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to us Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. The amended proof of claim seeks damages of no less than approximately $7.3 million. On August 17, 2000, Oncor filed an

VENTANA MEDICAL SYSTEMS, INC.

Omnibus Objection to Claims, which included our claims. However, the Omnibus Objection did not set forth any specific allegations with respect to our claims. On July 20, 2001, we filed our response to the Omnibus Objection reasserting our original claim. On December 17, 2001, we filed a motion for partial summary judgment on the issue of liability. On March 8, 2002, Oncor filed an amended objection to our claim. The court has not ruled on either our summary judgment motion or motion to strike. We continue to believe our claims are meritorious and that we will prevail, however, the results of the proceedings are uncertain and there can be no assurance to that effect.

On December 9, 1999, we filed an action, VENTANA MEDICAL SYSTEMS, INC. v. CYTOLOGIX CORP., No. CIV99-606 TUC FRZ, alleging patent infringement seeking monetary damages and injunctive relief in the United States District Court in Tucson. The original complaint was amended March 21, 2000 by the addition of another patent to the litigation. On July 1, 2002, the court entered a final judgment approving a Settlement Agreement between the parties reflecting their agreement that the patent in suit, United States Patent 5,355,439, is valid and enforceable, that the ARTISAN™ staining system does not infringe the ‘439 patent, that no further relief including costs or attorneys’ fees will be granted either party and that all existing claims and counterclaims may be dismissed with prejudice.

CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our Discovery and BenchMark instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been postponed until the third or fourth quarter of 2002; however no trial date has been set.

The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that our German patent no. DE 69117052.5, which covers various aspects of our previous generation GEN II automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects our ability to enforce this patent in Germany subject to an appeal and final decision on validity. On May 22, 2002, we filed an appeal to the German Federal Court of Justice seeking that the previous judgment be set aside, and that the complaint be dismissed substituting an amended claim into the patent. We have been advised by German patent counsel that the appeal process will take up to two years; therefore, we do not expect a decision until the second or third quarter of 2004.

VENTANA MEDICAL SYSTEMS, INC.

The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer withHeating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery and BenchMark instruments. Cytologix filed a motion amending their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. We believe that we have meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect. The trial has been postponed until the third or fourth quarter of 2002; however no trial date has been set. This trial is concurrent with Case No. CV12231 REK above.

On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332 by our INFORM™ HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. No date has been schedule for the hearing. Digene seeks, among other remedies, an injunction against the sale of our INFORM products. This litigation is in a very early stage. However, we believe that we have meritorious defenses to the infringement claims of Digene and we intend to defend ourselves vigorously, however the results of the proceedings are uncertain and there can be no assurance to that effect.

On March 8, 2002, we filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing scheduled for August 12, 2002. On July 2, 2002, we filed a motion for summary judgment of patent infringement. We believe our claims are meritorious and that we will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management the ultimate resolution of these contingencies will not have material adverse effect on our financial condition, results of operations or cash flows.

VENTANA MEDICAL SYSTEMS, INC.

Item 4.     Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Stockholders on May 3, 2002. At the Annual Meeting, Jack W. Schuler, John Patience and Thomas M. Grogan were elected as directors to serve until the 2005 Annual Meeting of Shareholders. Continuing as directors with terms expiring at the 2004 Annual Meeting of Shareholders were Christopher M. Gleeson, Rex J. Bates and Edward M. Giles. Continuing as directors with terms expiring at the 2003 Annual Meeting of Shareholders were Mark C. Miller and James R. Weersing.

The shareholders also approved an amendment to the 1996 Employee Stock Purchase Plan, increasing the number of shares reserved for purchase by 300,000 shares and ratified the appointment of Ernst & Young LLP as our independent accountants to examine our financial statements for the fiscal year ending December 31, 2002.

The following table shows the votes for, against or withheld and those abstaining from each of such matters at the Annual Meeting:

	Votes For	Votes Against or Withheld	Abstentions
Election of directors:
Jack W. Schuler	14,544,815	112,449	—
John Patience	14,543,880	113,384	—
Thomas M. Grogan	14,564,858	92,406	—
Approval of amendment to 1996 Employee Stock Purchase Plan	14,338,835	308,596	9,833
Ratification of Ernst & Young LLP	14,463,218	189,454	4,592

Item 6.     Exhibits and reports on Form 8-K

(a)  Exhibits—No Exhibits

(b)  Reports on Form 8-K.

No reports were filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTANA MEDICAL SYSTEMS, INC.

By:	/s/
Nicholas Malden Vice President, Chief Financial Officer and Secretary

July 30, 2002