Form 10-Q/A
period 2002-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2002-08-12
CIK 893160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

VENTANA MEDICAL SYSTEMS, INC.

VENTANA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$12,395	$12,280
Accounts receivable, net	22,056	20,448
Inventories	14,365	11,763
Prepaid expenses	653	520
Deferred tax benefit, current portion	2,386	2,386
Other current assets	981	752

Total current assets	52,836	48,149
Property and equipment, net	43,159	41,432
Goodwill	3,068	3,068
Intangibles, net	8,822	9,124
Other assets	3,200	2,796
Deferred tax benefit, long term portion	6,566	6,416

Total assets	$117,651	$110,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,914	$4,733
Other current liabilities	12,200	9,578

Total current liabilities	18,114	14,311
Long term debt	2,420	2,521

Commitments and Contingencies

Stockholders’ equity:
Common stock—$.001 par value; 50,000,000 shares authorized; 16,282,960 and 16,110,466 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	16	16
Additional paid-in capital	143,454	140,587
Accumulated deficit	(45,271)	(45,194)
Accumulated other comprehensive loss	(482)	(656)
Treasury stock—40,000 shares, at cost	(600)	(600)

Total stockholders’ equity	97,117	94,153

Total liabilities and stockholders’ equity	$117,651	$110,985

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

The following table shows the votes for, against or withheld and those abstaining from each of such matters at the Annual Meeting:

	Votes For	Votes Against or Withheld	Abstentions
Election of directors:
Jack W. Schuler	14,544,815	112,449	—
John Patience	14,543,880	113,384	—
Thomas M. Grogan	14,564,858	92,406	—
Approval of amendment to 1996 Employee Stock Purchase Plan	14,338,835	308,596	9,833
Ratification of Ernst & Young LLP	14,463,218	189,454	4,592

Item 6.     Exhibits and reports on Form 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)  Reports on Form 8-K.

No reports were filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTANA MEDICAL SYSTEMS, INC.

By:	/s/ NICHOLAS MALDEN
Nicholas Malden Vice President, Chief Financial Officer and Secretary

August 9, 2002

EXHIBITS FILED WITH THE SECURITIES AND EXCHANGE COMISSION

Number	Description of Exhibit

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350