Form 10-Q
period 2002-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2002-11-14
CIK 893160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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
Common Stock, $0.001 par value — 16,343,337 shares as of November 6, 2002

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$12,287	$12,280
Accounts receivable, net	23,255	20,448
Inventories	15,069	11,763
Prepaid expenses	1,005	520
Deferred tax benefit, current portion	2,386	2,386
Other current assets	1,248	752

Total current assets	55,250	48,149
Property and equipment, net	43,897	41,432
Goodwill	2,804	3,068
Intangibles, net	9,208	9,124
Other assets	3,595	2,796
Deferred tax benefit, long term portion	6,716	6,416

Total assets	$121,470	$110,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$7,688	$4,733
Other current liabilities	13,041	9,578

Total current liabilities	20,729	14,311
Long term debt	2,208	2,521
Commitments and Contingencies
Stockholders’ equity
Common stock - $.001 par value; 50,000,000 shares authorized; 16,343,337 and 16,110,466 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	16	16
Additional paid-in capital	144,411	140,587
Accumulated deficit	(44,764)	(45,194)
Accumulated other comprehensive loss	(530)	(656)
Treasury stock - 40,000 shares, at cost	(600)	(600)

Total stockholders’ equity	98,533	94,153

Total liabilities and stockholders’ equity	$121,470	$110,985

See accompanying notes

Ventana Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Sales:
Reagents and other	$20,411	$15,735	$58,046	$44,642
Instruments	6,676	5,922	16,974	17,633

Total net sales	27,087	21,657	75,020	62,275
Cost of goods sold	7,989	6,472	22,684	19,698

Gross profit	19,098	15,185	52,336	42,577
Operating expenses:
Research and development	4,075	4,137	11,546	11,293
Selling, general and administrative	13,060	10,440	37,698	31,420
Amortization of acquisition costs	382	381	1,190	1,135
Impairment charges and other expenses	1,151	—	1,151	—

Income (loss) from operations	430	227	751	(1,271)
Interest and other income (expense)	108	135	174	760

Income (loss) before taxes	538	362	925	(511)
(Provision for) benefit from income taxes	(31)	(72)	(495)	(311)

Net income (loss)	$507	$290	$430	$(822)

Per share data:
Net income (loss)
—Basic	$0.03	$0.02	$0.03	$(0.05)

—Diluted	$0.03	$0.02	$0.03	$(0.05)

Shares used in computing per share data:
—Basic	16,308	16,031	16,258	15,832

—Diluted	16,609	16,784	16,580	15,832

See accompanying notes

Ventana Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30

	2002	2001

Operating activities:
Net income (loss)	$430	$(822)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,875	5,011
Impairment charges and other expenses	1,151	—
Changes in operating assets and liabilities	(2,592)	(8,677)

Net cash provided by (used in) operating activities	4,864	(4,488)
Investing activities:
Purchase of property and equipment	(6,586)	(18,179)
Purchase of intangible assets, net	(1,250)	—

Net cash provided by (used in) investing activities	(7,836)	(18,179)
Financing activities:
Payments of debt	(971)	(380)
Issuance of common stock	3,824	5,181

Net cash provided by (used in) by financing activities	2,853	4,801
Effect of exchange rate change on cash	126	121

Net increase (decrease) in cash and cash equivalents	7	(17,745)
Cash and cash equivalents, beginning of period	12,280	38,512

Cash and cash equivalents, end of period	$12,287	$20,767

See accompanying notes

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization and Significant Accounting Policies

          Organization:     Ventana Medical Systems, Inc. (the “Company”) develops, manufactures and markets proprietary instrument and reagent systems that automate diagnostic procedures used for molecular analysis of cells. At present, the Company’s principal markets are North America, Europe, Japan and Australia.

          Basis of Presentation:     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

          Goodwill and Intangible Assets:     In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible  assets deemed to have indefinite lives will no longer be amortized, but will be subject  to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company adopted the standard effective January 1, 2002.  In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $3.1 million as of that date.

          Intangible assets primarily consist of developed technology, customer base, supply and license agreements, and patents.  Intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, generally four to twelve years.  Estimated amortization expense for intangible assets as of September 30, 2002 for each of the five succeeding fiscal years is as follows (all amounts are in millions):  2002: $1.7, 2003-2004: $1.9, 2005: $1.6, 2006: $1.4.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization and Significant Accounting Policies (Continued)

          The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and nine month periods ended September 30, 2001:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per-share amounts)	2002	2001	2002	2001

Net income - as reported	$507	$290	$430	$(822)
Adjustments:
Amortization of goodwill	—	71	—	233
Income tax effect	—	(12)	—	(42)

Net income - adjusted	$507	$349	$430	$(631)

Basic net income per share - as reported	$0.03	$0.02	$0.03	$(0.05)
Basic net income per share - adjusted	$0.03	$0.02	$0.03	$(0.04)
Diluted net income per share - as reported	$0.03	$0.02	$0.03	$(0.05)
Diluted net income per share - adjusted	$0.03	$0.02	$0.03	$(0.04)

          The Company is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances.  As of September 30, 2002, no impairment of goodwill has been recognized.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) and must be applied beginning January 1, 2003.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company is currently evaluating the impact of this adoption.

          Reclassification:  Certain prior year amounts have been reclassified to conform to the current period presentation.

2.  Inventories

          Inventories consist of the following:

	September 30, 2002	December 31, 2001

Raw material and work-in-process	$4,538	$5,611
Finished goods	11,481	6,763
Valuation reserve	(950)	(611)

	$15,069	$11,763

3.  Impairment Charges and Other Expenses

          On September 24, 2002, the Company entered into an agreement with Beckman Coulter Inc. to acquire their Human Papillomavirus (“HPV”) business and all corresponding assets for $1 million in cash and contingent payments in an initial amount of $750,000 subject to adjustment based on certain sales milestones for products sales related to the HPV business. The Company accounted for this transaction as an acquisition of an intangible asset and will amortize the asset over 5 years.  This acquisition includes assignment of the HPV intellectual property portfolio acquired by Beckman from Institut Pasteur through a 1991 sub-license agreement. As a result of this transaction, the Company incurred a $1.2 million non-cash charge to write off the value of an existing supply agreement and associated goodwill previously acquired through the purchase of certain oncology diagnostic technology and assets from Oncor, Inc. in 1998.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.  Comprehensive Income (Loss)

          The components of comprehensive income (loss) for the three and nine months ending September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2002	2001	2002	2001

Net income (loss)	$507	$290	$430	$(822)
Foreign currency translation	(48)	80	126	121

Comprehensive income (loss)	$459	$370	$556	$(701)

          Accumulated comprehensive income (loss) consists exclusively of foreign currency translation adjustments.

5.  Provision for Income Taxes

          The Company did not recognize benefit for U.S. taxes for the three and nine month periods ending September 30, 2002 as the deferred tax asset has not been assessed by management as being more likely than not of being recovered in the foreseeable future.  The tax expense reported consists of certain state franchise and international taxes.

6.  Line of Credit

          The Company has a $12.0 million line of credit arrangement with a bank which has been extended through August 31, 2004. Borrowings under the line are secured by the Company’s receivables, inventories, machinery and equipment, and intellectual property. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, that include, among other things: prohibition against the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. The Company was in compliance with these covenants as of September 30, 2002.  In addition, borrowings are limited based on outstanding accounts receivables and inventory of the Company, which as of September 30, 2002 resulted in available borrowing of $12.0 million, of which, $2.2 million has been committed in support of various standby letters of credit.

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Operating Segment and Enterprise Data

          The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe and Japan).  Segment information for the three and six months ended September 30, 2002 and 2001 are as follows:

	Three months ended September 30, 2002

(in thousands)	U.S.	International	Eliminations	Totals

Sales to external customers	$20,269	$6,818	$—	$27,087
Segment profit (loss)	(763)	1,270	—	507

	Three months ended September 30, 2001

	U.S.	International	Eliminations	Totals

Sales to external customers	$16,167	$5,490	$—	$21,657
Segment profit (loss)	21	269	—	290

	Nine months ended September 30, 2002

	U.S.	International	Eliminations	Totals

Sales to external customers	$55,861	$19,159	$—	$75,020
Segment profit (loss)	(2,432)	2,862	—	430
Segment assets	113,720	29,119	(21,369)	121,470

	Nine months ended September 30, 2001

	U.S.	International	Eliminations	Totals

Sales to external customers	$45,546	$16,729	$—	$62,275
Segment profit (loss)	(2,129)	1,307	—	(822)
Segment assets	102,461	21,034	(15,627)	107,868

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  Commitments and Contingencies

          On September 15, 1999, the Company filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). The Company’s claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein the Company acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In February 2000, the Company filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to the Company Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included the Company’s claims. However, the Omnibus Objection did not set forth any specific allegations with respect to the Company’s claims. On July 20, 2001, the Company filed a response to the Omnibus Objection reasserting its original claim.  On December 17, 2001, the Company filed a motion for partial summary judgment on the issue of liability.  On March 8, 2002, Oncor filed an amended objection to the Company’s claim.  On September 6, 2002, the parties signed and filed with the court an agreement to settle this matter.  The agreement also provides for mutual general releases.  The Oncor Post-Effective Date Committee has approved this agreement and the agreement remains subject to final approval by the court. Full resolution of this matter is expected this calendar year.

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

          CytoLogix Corp. has filed three separate actions against the Company in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into the Company’s Discovery and BenchMark instruments. CytoLogix seeks assignment of the Company’s patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on its business, financial condition or results of operation; however, the results of

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  Commitments and Contingencies (Continued)

the proceeding are uncertain and there can be no assurance to that effect. At the Pre-trial Hearing November 1, 2002, the trial was postponed again until September, 2003, however no specific trial date has been set.

          The second action is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that the Company’s German patent no. DE 69117052.5, which covers various aspects of the Company’s previous generation GEN II automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects the Company’s ability to enforce this patent in Germany subject to an appeal and final decision on validity.  On May 22, 2002, the Company filed an appeal to the German Federal Court of Justice seeking to have the previous judgment set aside, and to have the complaint be dismissed substituting an amended claim into the patent.  The Company has been advised by German patent counsel that the appeal process will take up to two years; therefore, the Company does not expect a decision until the second or third quarter of 2004.

          The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that the Company infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of the Company’s patent applications claiming the independent slide heater idea, treble damages        (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion amending their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect.  The trial schedule is concurrent with Case No. CV12231 REK, above.

          On November 19, 2001 a patent infringement claim was filed against the Company titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that the Company infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332, by the Company’s INFORM™ HPV High-risk and Low-risk probe products. The Company filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment.  No date has been scheduled for the hearing.  In addition, Digene has filed a motion to amend its complaint to add numerous causes of action related to the Company’s acquisition of Beckman Coulter’s HPV business.  Digene seeks, among other remedies, an injunction against the sale of the Company’s INFORM products and unspecified monetary damages. This litigation is in its early stages, however, the Company believes that it has meritorious defenses to the infringement claims

Ventana Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  Commitments and Contingencies (Continued)

of Digene and intends to defend itself vigorously, however the results of the proceedings are uncertain and there can be no assurance to that effect.

          On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing postponed to December, 2002.    The Company believes its claims are meritorious and will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

          With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

9.  Subsequent Events

          Litigation:  A pre-trial hearing was held in Massachusetts Federal District Court on November 1, 2002 for the following cases:  CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, and CYTOLOGIX v. VENTANA, Case No. 01-10178 REK. The result of this hearing was a decision taken by the presiding judge to postpone the trial date until September 8, 2003 (see note 8, Commitments and Contingencies) for background on these two cases.

          Balance Sheet:  Subsequent to the release of its operating results for the third quarter ended September 30, 2002, and prior to the filing of its Form 10Q for the period, the Company discovered that certain of its instrument sales recorded in Europe in the current period and earlier periods did not meet its policies for revenue recognition, even though each of the instruments had been shipped to customer locations and were in use.  In response to this finding, the Company reviewed all significant instrument sales over the last several years to determine whether there was any material impact on its current or previously reported operating results, and performed an in-depth review of its significant accounts in Europe.

          This review resulted in a determination that there was no material effect on results of operations in the current period and in previously reported periods. The Company has recorded the necessary adjustments relating to all of these periods to the balance sheet in the quarter ended September 30, 2002.  The adjustments resulted in an increase in deferred revenues of $2.4 million, reflected in accrued liabilities, a related increase in inventory of $0.6 million and a reduction in reserves and other accruals of $1.2 million, the majority of which relates to these sales.  In addition, the Company recorded $0.6 million of corrections to other assets based on the findings.

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

Results of Operations

Net Sales

          Net sales for the three and nine months ended September 30, 2002 increased 25% and 20% versus the same periods in 2001 to $27.1 million and $75.0 million from $21.7 million and $62.3 million, respectively.  Net sales growth was attributable to a 30% increase in reagents and non-instrument sales for both the three and nine month periods.  This increase in sales is driven by the growth in the underlying installed base and the expansion of the Company’s reagent menu.  Instrument sales increased 13% for the three month period and decreased 4% during the nine month period.  The nine month period decrease is due to the recognition of $3.7 million in the nine month period in 2001 related to improved installation processes implemented in the first quarter of 2001 after the adoption of SAB 101 in the fourth quarter of 2000.  Total sales increased in the 2002 three and nine month periods compared to the same periods in 2001 across both geographic segments:  25% and 23% in the US ($20.3 million and $55.9 million versus $16.2 million and $45.5 million) and 24% and 15% internationally ($6.8 million and $19.2 million versus $5.5 million and $16.7 million).

Gross Profit

          Gross profit for the three and nine months ended September 30, 2002 increased to $19.1 million and $52.3 million, respectively, from $15.2 million and $42.6 million for the same periods in 2001.  The Company’s gross margin for the three and nine months ended September 30, 2002 increased to 71% and 70% from 70% and 68% for the same periods in 2001. The primary reason for the increase in gross profit margin is the higher mix of reagent sales which have a higher gross margin than instruments.

Ventana Medical Systems, Inc.

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Research and Development

          Research and development spending for the three months ended September 30, 2002 of $4.1 million was virtually the same as the prior year period.  Research and development spending for the nine months ended September 30, 2002 increased to $11.5 million from $11.3 million as a result of several major platform development projects underway.

Selling, General and Administrative (“SG&A”)

          Presented below is a summary of SG&A expense for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30				Nine Months Ended September 30

	2002		2001		2002		2001

(in thousands)	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales

Sales and marketing	$9,450	35%	$8,587	39%	$27,551	37%	$26,040	42%
Administration	3,610	13%	1,853	9%	10,147	13%	5,380	9%

Total SG&A	$13,060	48%	$10,440	48%	$37,698	50%	$31,420	51%

          SG&A expense for the three and nine months ended September 30, 2002 increased to $13.1 million and $37.7 million, respectively, from $10.4 million and $31.4 million for the same periods in 2001.  The increase is attributed to higher facility and outside service expenses including costs associated with various legal matters.  In addition, while the Company has continued to invest in the sales and marketing organizations to support and promote future sales growth, as a percentage of sales, actual expense has decreased by 400 and 500 basis points for the three and nine month periods respectively due to continued leveraging of our sales and marketing infrastructure.

Amortization of Goodwill

          In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

          The Company adopted the standard effective January 1, 2002.  In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $3.1 million as of that date.

Ventana Medical Systems, Inc.

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

          Intangible assets primarily consist of developed technology, customer base, supply and license agreements, and patents.  Intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, generally four to nine years.  Estimated amortization expense for intangible assets as of September 30, 2002 for each of the five succeeding fiscal years is as follows (all amounts are in millions):  2002: $1.7, 2003-2004: $1.9, 2005: $1.6, 2006: $1.4.

Amortization of Intangible Assets

          Intangible assets consist primarily of developed technology, customer base, supply and license agreements, and patents.  Such assets are amortized on a straight-line basis over estimated useful lives ranging from four to nine years, resulting in quarterly costs approximating $0.4 million.

Impairment Charges and Other Expenses

          On September 24, 2002, the Company entered into an agreement with Beckman Coulter Inc. to acquire their Human Papillomavirus (“HPV”) business and all corresponding assets for $1 million in cash and a promissory note in the initial face amount of $750,000 subject to adjustment based on certain sales milestones related to the HPV business.  This acquisition includes assignment of the HPV intellectual property portfolio acquired by Beckman from Institut Pasteur through a 1991 sub-license agreement. As a result of this transaction, the Company incurred a $1.2 million non-cash charge to write off the value of an existing supply agreement and associated goodwill previously acquired through the purchase of certain oncology diagnostic technology and assets from Oncor, Inc. in 1998.

Interest and Other Income (Expense)

          Interest and other income for the three and nine months ended September 30, 2002 decreased to $108,000 and $174,000, respectively, from $135,000 and $760,000 for the same periods in 2001.  The decrease is primarily due to lower average investment balances in 2002 compared to 2001 resulting from the 2001 investment in the Company’s new facility in Tucson, Arizona.

Liquidity and Capital Resources

          As of September 30, 2002, the Company’s principal source of liquidity consisted of cash and cash equivalents of $12.3 million.  The Company also had an unused $12.0 million revolving bank credit facility of which $2.2 million has been committed in support of various standby letters of credit.  Borrowings under the Company’s bank credit facility are secured by the Company’s receivables, inventories, machinery and equipment, and intellectual property and bear interest at the bank’s prime rate.

Ventana Medical Systems, Inc.

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

          During the nine months ended September 30, 2002, net cash used in operating and investing activities decreased to $3.1 million versus $22.7 million in the nine months ended September 30, 2001.  The decrease was primarily associated with $11.6 million in lower spending on property and equipment due to the completion of our new facility in 2001.

          We believe that our current cash and cash equivalents, line of credit and cash generated from operations will satisfy funding requirements including working capital and capital expenditures for the foreseeable future.

Foreign Currency Risk

          The value of the U.S. Dollar affects our financial results.  Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. Dollars.  We have determined that hedging of non-U.S.dollar net monetary assets is not cost effective and instead attempt to minimize currency exposure risk through working capital management.  There can be no assurance that such an approach will be successful, especially if a significant or sudden decline occurs in the value of local currencies.  We conduct a growing portion of our business in the Euro, the Japanese Yen and the Australian Dollar.

Item 4.     Controls and Procedures

          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

          On September 15, 1999, the Company filed a proof of claim against Oncor, Inc. in an action pending in the United States Bankruptcy Court for the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF). The Company’s claims arise out of an Asset Purchase Agreement dated November 23, 1998 and related documents wherein the Company acquired Oncor’s unincorporated In Situ Hybridization Technology Division and rights related thereto. In

Ventana Medical Systems, Inc.

February 2000, the Company filed an amended proof of claim alleging, inter alia, that Oncor breached the terms of the Asset Purchase Agreement by purporting to transfer or assign to the Company Oncor’s rights under a license agreement, which were not transferable or assignable under the circumstances then existing. On August 17, 2000, Oncor filed an Omnibus Objection to Claims, which included the Company’s claims. However, the Omnibus Objection did not set forth any specific allegations with respect to the Company’s claims. On July 20, 2001, the Company filed a response to the Omnibus Objection reasserting its original claim.  On December 17, 2001, the Company filed a motion for partial summary judgment on the issue of liability.  On March 8, 2002, Oncor filed an amended objection to the Company’s claim.  On September 6, 2002, the parties signed and filed with the court an agreement to settle this matter.  The agreement also provides for mutual general releases.  The Oncor Post-Effective Date Committee has approved this agreement and the agreement remains subject to final approval by the court. Full resolution of this matter is expected this calendar year.

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

          CytoLogix Corp. has filed three separate actions against the Company in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into the Company’s Discovery and BenchMark instruments. CytoLogix seeks assignment of the Company’s patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on its business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect. At the Pre-trial Hearing November 1, 2002, the trial was postponed again until September, 2003, however no specific trial date has been set.

          The second action is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that the Company’s German patent no. DE 69117052.5, which covers various aspects of the Company’s previous generation GEN II automated slide staining system, is invalid. The technology addressed

Ventana Medical Systems, Inc.

by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects the Company’s ability to enforce this patent in Germany subject to an appeal and final decision on validity.  On May 22, 2002, the Company filed an appeal to the German Federal Court of Justice seeking to have the previous judgment set aside, and to have the complaint be dismissed substituting an amended claim into the patent.  The Company has been advised by German patent counsel that the appeal process will take up to two years; therefore, the Company does not expect a decision until the second or third quarter of 2004.

          The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that the Company infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix Corporation. CytoLogix seeks assignment of the Company’s patent applications claiming the independent slide heater idea, treble damages   (unspecified amount) and an injunction against the Company’s further sales of Discovery and BenchMark instruments. Cytologix filed a motion amending their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The Company believes that it has meritorious defenses to the claims in this action; however the results of the proceeding are uncertain and there can be no assurance to that effect.  The trial schedule is concurrent with Case No. CV12231 REK, above.

          On November 19, 2001 a patent infringement claim was filed against the Company titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that the Company infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332, by the Company’s INFORM™ HPV High-risk and Low-risk probe products. The Company filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment.  No date has been scheduled for the hearing.  In addition, Digene has filed a motion to amend its complaint to add numerous causes of action related to the Company’s acquisition of Beckman Coulter’s HPV business.  Digene seeks, among other remedies, an injunction against the sale of the Company’s INFORM products and unspecified monetary damages. This litigation is in its early stages, however, the Company believes that it has meritorious defenses to the infringement claims of Digene and intends to defend itself vigorously, however the results of the proceedings are uncertain and there can be no assurance to that effect.

          On March 8, 2002, Ventana filed a new patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing postponed to December, 2002.    The Company believes its claims are meritorious and will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

          With respect to each of the matters above, management’s estimate of the potential loss, if any, is set forth therein unless such an estimate is not possible. It is the opinion of management the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 6.     Exhibits and reports on Form 8-K

	(a)	Exhibits

		3.1#	Restated Certificate of Incorporation or Registrant
		3.2#	Bylaws of Registrant
		99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
		99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

#	Filed with the Registration Statement on Form S-1 (Commission File No. 333-4461), declared effective by the Commission July 26,1996

	(b)	Reports on Form 8-K.
No reports were filed on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTANA MEDICAL SYSTEMS, INC.

Date: November 14, 2002	By:	/s/ NICHOLAS MALDEN

Nicholas Malden, Vice President, Chief Financial Officer and Secretary

I, Christopher M. Gleeson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventana Medical Systems, Inc..;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		By:	/s/ CHRISTOPHER M. GLEESON

Christopher M. Gleeson Chief Executive Officer

I, Nicholas Malden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventana Medical Systems, Inc..;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		By:	/s/ NICHOLAS MALDEN

Nicholas Malden, Vice President, Chief Financial Officer and Secretary

EXHIBITS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350