Form 10-Q
period 2003-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2003-05-06
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number: 000-20931

Ventana Medical Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2976937
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1910 Innovation Park Drive	85737
Tucson, AZ	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (520) 887-2155

Not Applicable

(Formal name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 16,439,089 as of April 30, 2003

Ventana Medical Systems, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$20,910	$18,708
Accounts receivable, net	23,072	22,623
Inventories	12,451	13,901
Prepaid expenses	1,109	878
Deferred tax benefit, current portion	2,359	2,386
Other current assets	981	1,210

Total current assets	60,882	59,706
Property and equipment, net	43,140	43,777
Goodwill	2,804	2,804
Intangible assets, net	8,426	8,819
Other assets	3,835	3,615
Deferred tax benefit, long term portion	6,407	6,416

Total assets	$125,494	$125,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$8,446
Other current liabilities	11,035	12,230

Total current liabilities	19,365	20,676
Long term debt	2,339	2,357
Commitments and Contingencies
Stockholders’ equity:
Common stock—$.001 par value; 50,000 shares authorized; 16,410 and 16,346 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	145,684	144,641
Accumulated deficit	(39,702)	(41,121)
Accumulated other comprehensive loss	(858)	(832)
Treasury stock—80 shares, at cost	(1,350)	(600)

Total stockholders’ equity	103,790	102,104

Total liabilities and stockholders’ equity	$125,494	$125,137

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Sales:
Reagents and other	$23,176	$17,835
Instruments	6,084	4,347

Total net sales	29,260	22,182
Cost of goods sold	8,497	6,810

Gross profit	20,763	15,372
Operating expenses:
Research and development	4,295	3,622
Selling, general and administrative	14,693	11,708
Amortization of acquisition costs	457	412

Income (loss) from operations	1,318	(370)
Interest and other income (expense), net	168	3

Income (loss) before taxes	1,486	(367)
(Provision for) benefit from income taxes	(67)	(188)

Net income (loss)	$1,419	$(555)

Per share data:
Net income (loss)
—Basic	$0.09	$(0.03)

—Diluted	$0.09	$(0.03)

Shares used in computing per share data:
—Basic	16,362	16,187

—Diluted	16,655	16,187

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$1,419	$(555)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,276	1,893
Changes in operating assets and liabilities	(702)	(1,761)

Net cash provided by (used in) operating activities	2,993	(423)

Investing activities:
Purchase of property and equipment	(976)	(2,539)
Purchase of intangible assets, net	(64)	(93)

Net cash used in investing activities	(1,040)	(2,632)

Financing activities:
Issuance of common stock	1,043	2,154
Repayments of debt	(18)	(255)
Repurchase of common stock	(750)	—

Net cash provided by financing activities	275	1,899
Effect of exchange rate change on cash	(26)	(290)

Net increase (decrease) in cash and cash equivalents	2,202	(1,446)
Cash and cash equivalents, beginning of period	18,708	12,280

Cash and cash equivalents, end of period	$20,910	$10,834

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1. Organization and Significant Accounting Policies

Organization:    Ventana Medical Systems, Inc. (“Ventana” or the “Company”) develops, manufactures and markets proprietary instrument and reagent systems that automate diagnostic procedures used for molecular analysis of tissues and cells. At present, the Company’s principal markets are North America, Europe, Japan and Australia.

Basis of Presentation:    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements:    In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Stock-Based Employee Compensation:    At March 31, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

Ventana Medical Systems, Inc.

Notes To Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1,419	$(555)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,251)	(2,206)

Pro-forma net income (loss)	$(832)	$(2,761)

Earnings per share:
Basic—as reported	$0.09	$(0.03)

Basic—pro forma	$(0.05)	$(0.17)

Diluted—as reported	$0.09	$(0.03)

Diluted—pro forma	$(0.05)	$(0.17)

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

Reclassification:    Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw material and work-in-process	$4,974	$5,541
Finished goods	8,427	9,366
Valuation reserve	(950)	(1,006)

	$12,451	$13,901

Ventana Medical Systems, Inc.

Notes To Condensed Consolidated Financial Statements (continued)

3. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ending March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$1,419	$(555)
Foreign currency translation	(26)	(290)

Comprehensive income (loss)	$1,393	$(845)

Accumulated comprehensive income (loss) consists exclusively of foreign currency translation adjustments.

4. Provision for Income Taxes

Income tax expense consists of certain state and international tax expenses for the three month period ended March 31, 2003 relating to taxable income in such jurisdictions. Income tax expense with respect to domestic income generated during the same period was offset by the utilization of existing net operating loss carryforwards. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at March 31, 2003 represented the amount that is more likely than not of being recovered in the foreseeable future. Accordingly, the valuation reserve associated with the Company’s gross deferred tax assets was reduced to the extent net operating loss carryforwards were utilized in the quarter ended March 31, 2003.

5. Line of Credit

The Company has a $12,000 line of credit arrangement with a bank that is subject to renewal in August 2004. Borrowings under the line are collateralized by the Company’s receivables, inventories, and machinery and equipment. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited to 50% of outstanding accounts receivable plus 25% of the value of finished goods of the Company, which as of March 31, 2003 resulted in available borrowing of $12,000, of which, $2,160 has been committed in support of various standby letters of credit. At March 31, 2003 the Company was in compliance with all covenants.

Ventana Medical Systems, Inc.

Notes To Condensed Consolidated Financial Statements (continued)

6. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750 shares of its common stock in the open market or in privately negotiated transactions. During the three months ended March 31, 2003, the Company purchased 40.4 shares of its common stock for $750. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

7. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe, Japan and Australia). Segment information for the three months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31, 2003
	U.S.	International	Eliminations	Totals
Sales to external customers	$20,938	$8,322	$—	$29,260
Segment profit (loss)	294	1,125	—	1,419
Segment assets	119,802	25,415	(19,723)	125,494

	Three months ended March 31, 2002

	U.S.	International	Eliminations	Totals
Sales to external customers	$16,974	$5,208	$—	$22,182
Segment profit (loss)	(637)	82	—	(555)
Segment assets	110,664	22,991	(20,550)	113,105

8. Commitments and Contingencies

On March 8, 2002, Ventana filed a patent infringement action against CytoLogix in Arizona Federal District Court, Case No. CIV02-117TUCRCC, alleging infringement of U.S. Patent No. 6,352,861 (Automated Biological Reaction Apparatus) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of CytoLogix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing postponed to December, 2002. In September 2002, DAKO Cytomation announced it had purchased the ARTISAN product line from CytoLogix. In December CytoLogix filed a motion to dismiss the case. In January 2003, we filed a motion opposing that motion, and asking the court to re-schedule the Preliminary Injunction hearing.

Ventana Medical Systems, Inc.

Notes To Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies (Continued)

The case was dismissed with prejudice by the court on March 28, 2003, the court reasoning that, based on representations made by CytoLogix’ President and Chief Science Officer that CytoLogix would no longer infringe the 6,352,861 patent, and since Ventana was no longer seeking damages, the case was moot.

CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed October 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY® and BENCHMARK® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. In February 2002, CytoLogix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations which was allowed by the court. Previously this case and the patent infringement dispute, Case No. 01-10178 REK (see below) had been consolidated for discovery; they were bifurcated for trial at the January 28, 2003 status conference. This case is not presently scheduled for trial. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

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

The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. At the pre-trial hearing on February 3, 2003, the trial was indefinitely postponed until sometime in the Fall 2003, however no specific trial date has been set. A pre-trial hearing date is set for August 13, 2003.

Ventana Medical Systems, Inc.

Notes To Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies (Continued)

We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332 by activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002 Digene filed a motion to amend its complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s HPV business. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. A hearing was held March 5, 2003 on several pending motions, however the court only ruled on one of them, allowing Digene to amend its amended complaint. The other motions are currently awaiting decision. On March 28, 2003, Ventana received a copy of a letter sent by Institute Pasteur, Paris, France, to Beckman Coulter purporting to be notice of termination of the sublicense agreement existing between them, which was sold to Ventana in September, 2002. The court is currently considering the impact of this letter on the litigation, and is receiving briefing on the matter from both parties. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

On January 2, 2003, Ventana filed a Complaint in Arizona Federal District Court naming Vision Systems Ltd., (“Vision”) an Australian biomedical company, for infringement of U.S. Patent Nos. 5,355,439 (“Method and Apparatus for Automated Tissue Assay”) and 6,352,861 (“Automated Biological Reaction Apparatus”. The Company served its suit on Vision on March 20, 2003. Vision filed its response April 2, 2003 which included a motion to dismiss the Tucson action. No date for hearing has been set. The Company believes its allegations are meritorious and that it will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

On March 5, 2003 Ventana was served with a Summons and Complaint by Vision Biosystems, Ltd. (“Vision”) for Declaratory Judgment seeking a declaration of no infringement and invalidity of US patents 5,355,439 and 6,352,861, both owned by Ventana, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BOND® system infringes both of the aforementioned patents, and that Vision has a reasonable apprehension of being sued. In addition to invalidity and non-infringement declarations, Vision also alleges tortious interference with business advantage under Massachusetts law. On March 24, 2003 the Company filed its motion to dismiss or transfer the case for lack of jurisdiction on the grounds that it filed first in Tucson, and should be accorded deference on that basis. We believe our defenses are meritorious and that we will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

Item 2.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company’s control, include the following: market acceptance of new automated histology products, continued success in asset management, continued improvements in our manufacturing efficiencies, on-schedule launches of our new products, currency exchange rate variability, adverse determinations in various outstanding litigations, competition and competitive pressures on pricing and general economic conditions in the United States and in the regions served by the Company.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2003 increased 32% compared to the same period in 2002 to $29.3 million from $22.2 million. This sales growth was attributable to a 40% increase in instrument sales, primarily due to an increased number of placement conversions generated in the clinical market. Reagents and other sales increased 30%, primarily due to the growth in the underlying installed base and the expansion of the Company’s reagent menu. By geographic segment, total sales increased in the first quarter of 2003 compared to the same period in 2002 by 23% and 59% in the US ($20.9 million versus $17.0 million) and internationally ($8.3 million versus $5.2 million) respectively.

Gross Profit

Gross profit for the three months ended March 31, 2003 increased to $20.8 million from $15.4 million for the same period in 2002. The Company’s gross margin for the three months ended March 31, 2003 increased to 71% from 69% for the same period in 2002 primarily due to the higher mix of reagent and other sales, which have a higher gross margin than instruments.

Ventana Medical Systems, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Research and Development

Research and development spending for the three months ended March 31, 2003 increased to $4.3 million from $3.6 million for the same period in 2002. The increase results primarily from several major platform development projects underway including the Benchmark XT and the H&E Primary Stainer together with investment in expanding the Company’s life science capabilities.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three months ended March 31, 2003 and 2002:

(in thousands)	Three Months Ended March 31,
	2003		2002
	$	% Net Sales	$	% Net Sales
Sales and marketing	$10,748	37%	$8,772	40%
Administration	3,945	13%	2,936	13%

Total SG&A	$14,693	50%	$11,708	53%

SG&A expense for the three months ended March 31, 2003 increased to $14.7 million from $11.7 million for the same period in 2002. The increase is primarily attributed to increased investments in our sales and marketing infrastructure and outside service expenses including costs associated with various legal matters. As a percentage of sales, SG&A expense has decreased by 300 basis points for the three-month period due to focused cost containment while growing top line revenues.

Amortization of Intangible Assets

Intangible assets consist primarily of developed technology, customer base, supply and license agreements, and patents. These assets are amortized on a straight-line basis over estimated useful lives ranging from four to nine years, resulting in quarterly costs approximating $0.5 million. Estimated amortization expense for intangible assets as of March 31, 2003 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2003: $1.9, 2004: $1.9, 2005: $1.6, 2006: $1.4, 2007: $0.8.

Ventana Medical Systems, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Interest and Other Income (Expense)

Interest and other income for the three months ended March 31, 2003 increased to $168,000 from $3,000 for the same period in 2003. The increase is primarily due to higher average investment balances in 2003 compared to 2002.

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

Although we feel that we have strong legal defenses to both infringement allegations, if we received an adverse determination in the CytoLogix litigation, described in Item 3. Legal Proceedings, and are determined to infringe CytoLogix’s patents for “Moving Platform Slide Stainer With Heating Elements” (U.S. 6,180,061), or “Random Access Slide Stainer with Independent Slide Heating Regulation” (U.S. 6,183,693), we might be enjoined from manufacturing or selling our DISCOVERY® and BENCHMARK® instruments, two of our principal products, which could reduce our sales revenue.

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

We have numerous competitors in the United States and abroad. These competitors include Sakura Fine Technical, DAKO Cytomation A/S, BioGenex Laboratories, Lab Vision Corporation, Digene Corporation, Genomic Solutions, and Molecular Dynamics. These competitors may develop technologies and products that are more effective or less costly than our current or future products or that could render our technologies and products obsolete or noncompetitive. Many of these competitors have greater experience and name recognition. If we are not able to compete effectively, our result would suffer.

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

If we fail to obtain or maintain necessary FDA clearances or approvals for our products, or if clearances or approvals are delayed, we will be unable to commercially distribute and market our products in the United States.

In the United States, the FDA regulates, as medical devices, instruments, diagnostic tests and reagents that are traditionally manufactured and commercially marketed as equipment or finished test kits. Some clinical laboratories, however, purchase clinical products, which are marketed as analytic specific reagents, or ASR’s, and develop and prepare their own finished diagnostic tests called “home brews” The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, known as CLIA, to perform high complexity testing. We intend to market some diagnostic products as finished test kits , and others as individual reagents. Consequently, these.clinical products will be regulated as medical devices

Ventana Medical Systems, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Liquidity and Capital Resources

As of March 31, 2003, the Company’s principal source of liquidity consisted of cash and cash equivalents of $20.9 million. The Company also had an unused $12.0 million revolving bank credit facility of which $2.2 million has been committed in support of various standby letters of credit. Borrowings under the Company’s bank credit facility are secured by the Company’s receivables, inventories, machinery and equipment, and intellectual property and bear interest at the bank’s prime rate.

During the three months ended March 31, 2003, net cash provided by operating and investing activities increased to $2.0 million versus ($3.1) million in the three months ended March 31, 2002. The increase was primarily associated with improved profitability in 2003 and lower spending on property and equipment due to the completion of our new facility in 2001.

We believe that our current cash and cash equivalents, line of credit and cash generated from operations will satisfy funding requirements including working capital and capital expenditures for the foreseeable future.

Ventana Medical Systems, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Foreign Currency Risk

The value of the U.S. Dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. Dollars. We have determined that hedging of non-U.S. dollar net monetary assets is not cost effective, at the present time and instead attempt to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant or sudden decline occurs in the value of local currencies. We conduct a growing portion of our business in the Euro, the Japanese Yen, and the Australian Dollar.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2003, our only cash equivalent investments are in money market accounts and overnight reverse repurchase agreements ($17.5 million) that are reflected as cash equivalents because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

At present, we have only $2.5 million in debt obligations and there are $2.2 million of borrowings under our line of credit facility at March 31, 2003. As such, our interest rate risk is limited with respect to existing debt. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, the Japanese Yen and the Australian Dollar. No hedging transactions were entered into to limit this exposure

Item 4.     Controls and Procedures

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

Ventana Medical Systems, Inc.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2002, Ventana filed a patent infringement action against CytoLogix in Arizona Federal District Court, Case No. CIV02-117TUCRCC, alleging infringement of U.S. Patent No. 6,352,861 (Automated Biological Reaction Apparatus) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of CytoLogix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing postponed to December, 2002. In September 2002, DAKO Cytomation announced it had purchased the ARTISAN product line from CytoLogix. In December CytoLogix filed a motion to dismiss the case. In January 2003, we filed a motion opposing that motion, and asking the court to re-schedule the Preliminary Injunction hearing.

The case was dismissed with prejudice by the court on March 28, 2003, the court reasoning that, based on representations made by CytoLogix’ President and Chief Science Officer that CytoLogix would no longer infringe the 6,352,861 patent, and since Ventana was no longer seeking damages, the case was moot.

CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed October 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY® and BENCHMARK® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. In February 2002, CytoLogix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations which was allowed by the court. Previously this case and the patent infringement dispute, Case No. 01-10178 REK (see below) had been consolidated for discovery; they were bifurcated for trial at the January 28, 2003 status conference. This case is not presently scheduled for trial. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

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

Ventana Medical Systems, Inc.

until the second or third quarter of 2004. It is management’s opinion that there will be no material adverse outcome from this matter.

The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. At the pre-trial hearing on February 3, 2003, the trial was indefinitely postponed until sometime in the Fall 2003, however no specific trial date has been set. A pre-trial hearing date is set for August 13, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332 by activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002 Digene filed a motion to amend its complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s HPV business. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. A hearing was held March 5, 2003 on several pending motions, however the court only ruled on one of them, allowing Digene to amend its amended complaint. The other motions are currently awaiting decision. On March 28, 2003, Ventana received a copy of a letter sent by The Institute Pasteur, Paris, France, to Beckman Coulter, purporting to be notice of termination of the sublicense agreement existing between them, which was sold to Ventana in September, 2002. The court is currently considering the impact of this letter on the litigation, and is receiving briefing on the matter from both parties. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

On January 2, 2003, Ventana filed a Complaint in Arizona Federal District Court naming Vision Systems Ltd., (“Vision”) an Australian biomedical company, for infringement of U.S. Patent Nos. 5,355,439 (“Method and Apparatus for Automated Tissue Assay”) and 6,352,861 (“Automated Biological Reaction Apparatus”. The Company served its suit on Vision on March 20, 2003. Vision filed its response April 2, 2003 which included a motion to dismiss the Tucson action. No date for hearing has been set. The Company believes its allegations are meritorious and that it will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

On March 5, 2003 Ventana was served with a Summons and Complaint by Vision Biosystems, Ltd. (“Vision”) for Declaratory Judgment seeking a declaration of no infringement and invalidity of US patents 5,355,439 and 6,352,861, both owned by Ventana, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BONDñ system infringes both of the aforementioned patents, and that Vision has a reasonable apprehension of being sued. In addition to invalidity and non-infringement declarations, Vision also alleges tortious interference with business advantage under Massachusetts law. On March 24, 2003 the Company filed its motion to dismiss or transfer the case for lack of jurisdiction on the grounds that it filed first in Tucson, and should be accorded deference on that basis. We believe our defenses are meritorious and that we will prevail, however, results of the proceedings are uncertain and there can be no assurance to that effect.

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

Item 6.    Exhibits and reports on Form 8-K

(a)    Exhibits

See Exhibits Index

(b)    Reports on Form 8-K.

No reports were filed on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: May 2, 2003	By:	/s/ NICHOLAS MALDEN
Nicholas Malden, Vice President, Chief Financial Officer and Secretary

I, Christopher M. Gleeson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventana Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/ Christopher M. Gleeson
Christopher M. Gleeson Chief Executive Officer

I, Nicholas Malden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ventana Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/ Nicholas Malden
Nicholas Malden, Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)

10.7	2001 Outside Director Stock Option Plan	(3)

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.
(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.
(3)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.