Form 10-Q
period 2003-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2003-08-01
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act). Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 16,586,346 as of July 29, 2003.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$27,792	$18,708
Accounts receivable, net	25,251	22,623
Inventories	9,762	13,901
Prepaid expenses	930	878
Deferred tax benefit, current portion	2,359	2,386
Other current assets	430	1,210

Total current assets	66,524	59,706
Property and equipment, net	43,853	43,777
Goodwill	2,804	2,804
Intangible assets, net	8,093	8,819
Other assets	3,744	3,615
Deferred tax benefit, long term portion	6,414	6,416

Total assets	$131,432	$125,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,292	$8,446
Other current liabilities	12,836	12,230

Total current liabilities	22,128	20,676
Long term debt	2,331	2,357
Commitments and Contingencies
Stockholders’ equity:
Common stock—$.001 par value; 50,000 shares authorized; 16,410 and 16,346 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	146,430	144,641
Accumulated deficit	(36,404)	(41,121)
Accumulated other comprehensive loss	(819)	(832)
Treasury stock—127 shares, at cost	(2,250)	(600)

Total stockholders’ equity	106,973	102,104

Total liabilities and stockholders’ equity	$131,432	$125,137

See accompanying notes

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
Sales:
Reagents and other	$25,726	$19,800	$48,902	$37,635
Instruments	7,725	5,951	13,809	10,298

Total net sales	33,451	25,751	62,711	47,933
Cost of goods sold	9,357	7,885	17,854	14,695

Gross profit	24,094	17,866	44,857	33,238
Operating expenses:
Research and development	4,872	3,849	9,167	7,471
Selling, general and administrative	15,615	12,930	30,308	24,638
Amortization of intangible assets	462	396	919	808

Income from operations	3,145	691	4,463	321
Interest and other income (expense), net	215	63	383	66

Income before taxes	3,360	754	4,846	387
Provision for income taxes	(62)	(276)	(129)	(464)

Net income (loss)	$3,298	$478	$4,717	$(77)

Per share data:
Net income (loss)
—Basic	$0.20	$0.03	$0.29	$(0.00)

—Diluted	$0.20	$0.03	$0.28	$(0.00)

Shares used in computing per share data:
—Basic	16,354	16,258	16,358	16,225

—Diluted	16,878	16,622	16,766	16,225

See accompanying notes

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$4,717	$(77)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,635	3,819
Changes in operating assets and liabilities	3,591	(1,998)

Net cash provided by operating activities	12,943	1,744

Investing activities:
Purchase of property and equipment	(3,792)	(4,411)
Purchase of intangible assets, net	(193)	(158)

Net cash used in investing activities	(3,985)	(4,569)

Financing activities:
Issuance of common stock	1,789	2,867
Repayments of debt	(26)	(101)
Repurchase of common stock	(1,650)	—

Net cash provided by financing activities	113	2,766
Effect of exchange rate change on cash	13	174

Net increase in cash and cash equivalents	9,084	115
Cash and cash equivalents, beginning of period	18,708	12,280

Cash and cash equivalents, end of period	$27,792	$12,395

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements: In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on the Company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Employee Compensation: At June 30, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$3,298	$478	$4,717	$(77)
Deduct: Total stock-based employee compensation expense deterrmined under fair value based method for all awards, net of related tax effects	(1,902)	(1,822)	(4,153)	(4,028)

Pro-forma net income (loss)	$1,396	$(1,344)	$564	$(4,105)

Earnings per share:
Basic—as reported	$0.20	$0.03	$0.29	$(0.00)

Basic—pro forma	$0.09	$(0.08)	$0.03	$(0.25)

Diluted—as reported	$0.20	$0.03	$0.28	$(0.00)

Diluted—pro forma	$0.08	$(0.08)	$0.03	$(0.25)

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

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

2. Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw material and work-in-process	$4,333	$5,541
Finished goods	6,358	9,366
Valuation reserve	(929)	(1,006)

	$9,762	$13,901

3. Comprehensive Income

The components of comprehensive income (loss) for the three and six months ending June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss)	$3,298	$478	$4,717	$(77)
Foreign currency translation	39	464	13	174

Comprehensive income	$3,337	$942	$4,730	$97

Accumulated comprehensive income (loss) consists exclusively of foreign currency translation adjustments.

4. Provision for Income Taxes

The Company did not recognize income tax benefit or expense for U.S. taxes for the three and six month periods ending June 30, 2003 as the net deferred tax asset balance has not been assessed by management as being more likely than not of being recovered in the foreseeable future in an amount differing from the recorded balance. The tax expense reported consists of certain state franchise and international taxes.

5. Line of Credit

The Company has a $12,000 line of credit arrangement with a bank that is subject to renewal in August 2004. Borrowings under the line are collateralized by the Company’s receivables, inventories, and machinery and equipment. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited to 50% of outstanding accounts receivable plus 25% of the value of finished goods of the Company, which as of June 30, 2003 resulted in available borrowing of $12,000, of which, $181 has been committed in support of various standby letters of credit. At June 30, 2003 the Company was in compliance with all covenants.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

6. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750 shares of its common stock in the open market or in privately negotiated transactions. During the six months ended June 30, 2003, the Company purchased 87.4 shares of its common stock for $1,650. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

7. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe, Japan and Australia). Segment information for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30, 2003
	U.S.	International	Eliminations	Totals
Sales to external customers	$24,013	$9,438	$—	$33,451
Segment profit	1,421	1,877	—	3,298

	Three months ended June 30, 2002
	U.S.	International	Eliminations	Totals
Sales to external customers	$18,619	$7,132	$—	$25,751
Segment profit (loss)	(1,033)	1,511	—	478

	Six months ended June 30, 2003
	U.S.	International	Eliminations	Totals
Sales to external customers	$44,949	$17,762	$—	$62,711
Segment profit	1,715	3,002	—	4,717
Segment assets	124,245	26,101	(18,914)	131,432

	Six months ended June 30, 2002
	U.S.	International	Eliminations	Totals
Sales to external customers	$35,593	$12,340	$—	$47,933
Segment profit (loss)	(1,670)	1,593	—	(77)
Segment assets	111,969	34,938	(29,256)	117,651

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies

On March 8, 2002, we filed a patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing postponed to December, 2002. In September 2002, DAKOCytomation announced it had purchased the ARTISAN product line from Cytologix. In December 2002, Cytologix filed a motion to dismiss the case. In January 2003, we filed a motion opposing that motion, and asking the court to re-schedule the Preliminary Injunction hearing. The case was dismissed with prejudice by the court on March 28, 2003, the court reasoning that, based on representations made by Cytologix that they would no longer infringe the ‘861 patent, and since Ventana was no longer seeking damages, the case was moot.

CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY® and BENCHMARK® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. In February, 2002 Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations, which was allowed by the court. Previously this case and the patent infringement dispute, Case No. 01-10178 REK (see below) had been consolidated for discovery; they were bifurcated for trial at the January 28, 2003 status conference. This case is not presently scheduled for trial; however, a hearing date is set for August 7, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that our German patent no. DE 69117052.5, which covers various aspects of our previous generation GENII® automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects our ability to enforce this patent in Germany subject to an appeal and final decision on validity. On May 22, 2002, we filed an appeal to the German Federal Court of Justice seeking that the previous judgment be set aside, and that the complaint be dismissed substituting an amended claim into the patent. We have been advised by German patent counsel not to expect a decision on our appeal until the second or third quarter of 2004. It is management’s opinion that there will be no material adverse outcome from this matter.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies (Continued)

The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY and BENCHMARK instruments. At the Pre-trial Hearing on February 3, 2003, the trial was indefinitely postponed until sometime in the Fall, 2003, however no specific trial date has been set, however, a hearing date has been set for August 7, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM™ HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002 Digene filed a motion to amend its complaint to add numerous causes of action related to our September 2002 acquisition of BeckmanCoulter’s HPV business and to add BeckmanCoulter as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of our acquisition of the BeckmanCoulter HPV business, and related claims. A hearing was held March 5, 2003 on several pending motions, however the court only ruled on one of them, adding BeckmanCoulter as a party. The other motions are awaiting decision. In a post-hearing decision handed down on May 22, 2003, the judge ordered that further discovery be taken on the issues of the arbitrability of the issues in this case, and hold another hearing to determine the arbitration motions. On June 19, 2003, the court ordered limited discovery on the issue of Beckman’s status as a party to an underlying agreement. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

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

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies (Continued)

On March 5, 2003, Ventana was served with a Summons and Complaint by Vision BioSystems, USA for Declaratory Judgment seeking a declaration of no infringement and invalidity of Ventana’s US patents 5,355,439 and 6,352,861, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BOND™ system infringes both of the aforementioned patents, and that Vision has a reasonable apprehension of being sued. In addition to invalidity and non-infringement declarations, Vision also alleges tortious interference with business advantage under Massachusetts law. On March 11, 2003, Ventana served Vision’s US office with the previously-filed Complaint. On March 24, 2003 we filed a motion to dismiss the action in Arizona, without prejudice, which was allowed by the Court on May 6, 2003. In addition, on May 6, 2003, Ventana filed its Answer to the Vision Complaint in the Massachusetts action. We believe our claims are meritorious in this action and that the resolution of this matter will not have a material adverse effect on our business, however, results of the proceedings are uncertain and there can be no assurance to that effect.

On July 15, 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. We believe our claims are meritorious in this action and that the resolution of this matter will not have a material adverse effect on our business, however, results of the proceedings are uncertain and there can be no assurance to that effect.

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

Results of Operations

Net Sales

Net sales for the three and six months ended June 30, 2003 increased 30% and 31% versus the same periods in 2002 to $33.5 million and $62.7 million from $25.8 million and $47.9 million, respectively. Net sales growth was attributable to a 30% increase in reagents and non-instrument sales for both the three and six month periods. This increase in sales is driven by the growth in the underlying installed base and the expansion of the Company’s reagent menu. Instrument sales for the three and six months ended June 30, 2003 increased 30% and 35% versus the same periods in 2002, primarily due to an increased number of placement conversions generated in the clinical market. Total sales increased in the three and six month periods ended June 30, 2003, compared to the same periods in 2002 across both geographic segments: 29% and 26% in the US ($24.0 million and $44.9 million versus $18.6 million and $35.6 million, respectively) and 32% and 44% internationally ($9.4 million and $17.8 million versus $7.1 million and $12.3 million, respectively) respectively.

Gross Profit

Gross profit for the three and six months ended June 30, 2003 increased to $24.1 million and $44.9 million, respectively, from $17.9 million and $33.2 million for the same periods in 2002. The Company’s gross margin percentage for both the three and six months ended June 30, 2003 increased 3% to 72%. The primary reason for the increase in gross profit margin is the higher mix of reagent sales that have a higher gross margin than instruments.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Research and Development

Research and development spending for the three and six months ended June 30, 2003 increased to $4.9 million and $9.2 million, respectively, from $3.8 million and $7.5 million for the same periods in 2002. The increase results primarily from several major platform development projects underway including the Benchmark XT and the H&E Primary Stainer together with investment in expanding the Company’s life science capabilities.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30				Six Months Ended June 30
	2003		2002		2003		2002
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
	(in thousands)
Sales and marketing	$12,276	37%	$9,328	36%	$22,997	37%	$18,100	38%
Administration	3,339	10%	3,602	14%	7,284	12%	6,538	13%

Total SG&A	$15,615	47%	$12,930	50%	$30,281	48%	$24,638	51%

SG&A expense for the three and six months ended June 30, 2003 increased to $15.6 million and $30.3 million, respectively, from $12.9 million and $24.7 million for the same periods in 2002. The increase is primarily attributed to increased investments in our sales and marketing infrastructure and outside service expenses including costs associated with various legal matters. As a percentage of sales, actual expense has decreased by 3% for the three and six month periods due to top line revenue growth rates in excess of spending initiatives.

Amortization of Intangible Assets

Intangible assets consist primarily of developed technology, customer base, supply and license agreements, and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from four to nine years, resulting in quarterly costs approximating $0.5 million. Estimated amortization expense for intangible assets as of June 30, 2003 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2003: $1.9, 2004: $1.9, 2005: $1.6, 2006: $1.4, 2007: $0.8.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Interest and Other Income (Expense)

Interest and other income for the three and six months ended June 30, 2003 increased to $215,000 and $383,000, respectively, from $63,000 and $66,000 for the same periods in 2002. The increase is primarily due to higher average investment balances in 2003 compared to 2002 and the retirement of debt in September 2002.

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

In the CytoLogix litigation, described in Item 3. Legal Proceedings, although we feel that we have strong legal defenses, if we received an adverse judgment and are determined to infringe CytoLogix’s patents for “Moving Platform Slide Stainer With Heating Elements” (U.S. 6,180,061), or “Random Access Slide Stainer with Independent Slide Heating Regulation” (U.S. 6,183,693), we might be enjoined from manufacturing or selling our DISCOVERY® and BENCHMARK® instruments, two of our principal products, which could reduce our sales revenue.

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

We have numerous competitors in the United States and abroad. These competitors include Sakura Fine Technical, DAKO Cytomation A/S, BioGenex Laboratories, Lab Vision Corporation, Digene Corporation, Genomic Solutions, Vision Bio Systems Ltd., and Molecular Dynamics. These competitors may develop technologies and products that are more effective or less costly than our current or future products or that could render our technologies and products obsolete or noncompetitive. Many of these competitors have greater experience and name recognition. If we are not able to compete effectively, our result would suffer.

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

In the United States, the FDA regulates, as medical devices, instruments, diagnostic tests and reagents that are traditionally manufactured and commercially marketed as equipment or finished test kits. Some clinical laboratories, however, purchase clinical products, which are marketed as analytic specific reagents, or ASR’s, and develop and prepare their own finished diagnostic tests called “home brews”. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, known as CLIA, to perform high complexity

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

testing. We intend to market some diagnostic products as finished test kits and others as individual reagents. Consequently, these clinical products will be regulated as medical devices. Unless otherwise exempt, medical devices require approval or clearance prior to marketing in the United States. Although we believe our currently marketed products, as well as those ASRs we market, are exempt from 510(k) premarket notification and premarket approval requirements, the process of obtaining approvals and clearances necessary to market clinical products can be time-consuming, expensive and uncertain. However, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. In addition, we cannot assure you that regulatory approval or clearances of any clinical products for which we seek such approvals or clearances will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

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

Liquidity and Capital Resources

As of June 30, 2003, the Company’s principal source of liquidity consisted of cash and cash equivalents of $27.8 million. The Company also had an unused $12.0 million revolving bank credit facility of which $0.2 million has been committed in support of various standby letters of credit. Borrowings under the Company’s bank credit facility are secured by the Company’s receivables, inventories, machinery and equipment, and intellectual property and bear interest at the bank’s prime rate.

During the six months ended June 30, 2003, net cash provided by operating and investing activities increased to $9.0 million versus ($2.8) million in the six months ended June 30, 2002. The increase was primarily associated with improved profitability in 2003 and lower inventory balances.

We believe that our current cash and cash equivalents, line of credit and cash generated from operations will satisfy funding requirements including working capital and capital expenditures for the foreseeable future.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Foreign Currency Risk

The value of the U.S. Dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. Dollars. We have determined that hedging of non-U.S. dollar net monetary assets is not cost effective at the present time and instead attempt to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant or sudden decline occurs in the value of local currencies. We conduct a growing portion of our business in the Euro, Japanese Yen and Australian Dollar.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2003, our only cash equivalent investments are in money market accounts and overnight reverse repurchase agreements ($22.3 million) that are reflected as cash equivalents because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

At present, we have only $2.3 million in debt obligations and there are $0.2 million of borrowings under our line of credit facility at June 30, 2003. As such, our interest rate risk is limited with respect to existing debt. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, the Japanese Yen and the Australian Dollar. No hedging transactions were entered into to limit this exposure.

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

On March 8, 2002, we filed a patent infringement action against Cytologix in Arizona Federal District Court, Case No. (CIV02-117TUCRCC), alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”) by the making, using and selling of the ARTISAN™ automated staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the preliminary injunction hearing postponed to December, 2002. In September 2002, DAKOCytomation announced it had purchased the ARTISAN product line from Cytologix. In December 2002, Cytologix filed a motion to dismiss the case. In January 2003, we filed a motion opposing that motion, and asking the court to re-schedule the Preliminary Injunction hearing. The case was dismissed with prejudice by the court on March 28, 2003, the court reasoning that, based on representations made by Cytologix that they would no longer infringe the ‘861 patent, and since Ventana was no longer seeking damages, the case was moot.

CytoLogix Corp. has filed three separate actions against us in various courts. The first action is CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY® and BENCHMARK® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. In February, 2002 Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations, which was allowed by the court. Previously this case and the patent infringement dispute, Case No. 01-10178 REK (see below) had been consolidated for discovery; they were bifurcated for trial at the January 28, 2003 status conference. This case is not presently scheduled for trial; however, a hearing date is set for August 7, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

The second is CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that our German patent no. DE 69117052.5, which covers various aspects of our previous generation GENII® automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects our ability to enforce this patent in Germany subject to an appeal and final decision on validity. On May 22, 2002, we filed an appeal to the German Federal Court of Justice seeking that the previous judgment be set aside, and that the complaint be dismissed substituting an amended claim into the patent. We have been advised by German patent counsel not to expect a decision on our appeal

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings (continued)

until the second or third quarter of 2004. It is management’s opinion that there will be no material adverse outcome from this matter.

The third action is CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY and BENCHMARK instruments. At the Pre-trial Hearing on February 3, 2003, the trial was indefinitely postponed until sometime in the Fall, 2003, however no specific trial date has been set, however, a hearing date has been set for August 7, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM™ HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002 Digene filed a motion to amend its complaint to add numerous causes of action related to our September 2002 acquisition of BeckmanCoulter’s HPV business and to add BeckmanCoulter as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of our acquisition of the BeckmanCoulter HPV business, and related claims. A hearing was held March 5, 2003 on several pending motions, however the court only ruled on one of them, adding BeckmanCoulter as a party. The other motions are awaiting decision. In a post-hearing decision handed down on May 22, 2003, the judge ordered that further discovery be taken on the issues of the arbitrability of the issues in this case, and hold another hearing to determine the arbitration motions. On June 19, 2003, the court ordered limited discovery on the issue of Beckman’s status as a party to an underlying agreement. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On January 2, 2003, we filed a Complaint in Arizona Federal District Court against Vision Systems Ltd., (“Vision”) an Australian biomedical company, for infringement of U.S. Patent Nos. 5,355,439 (“Method and Apparatus for Automated Tissue Assay”) and 6,352,861 (“Automated Biological Reaction Apparatus”).

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings (continued)

On March 5, 2003, Ventana was served with a Summons and Complaint by Vision BioSystems, USA for Declaratory Judgment seeking a declaration of no infringement and invalidity of Ventana’s US patents 5,355,439 and 6,352,861, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BONDñ system infringes both of the aforementioned patents, and that Vision has a reasonable apprehension of being sued. In addition to invalidity and non-infringement declarations, Vision also alleges tortious interference with business advantage under Massachusetts law. On March 11, 2003, Ventana served Vision’s US office with the previously-filed Complaint. On March 24, 2003 we filed a motion to dismiss the action in Arizona, without prejudice, which was allowed by the Court on May 6, 2003. In addition, on May 6, 2003, Ventana filed its Answer to the Vision Complaint in the Massachusetts action. We believe our claims are meritorious in this action and that the resolution of this matter will not have a material adverse effect on our business, however, results of the proceedings are uncertain and there can be no assurance to that effect.

On July 15, 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. We believe our claims are meritorious in this action and that the resolution of this matter will not have a material adverse effect on our business, however, results of the proceedings are uncertain and there can be no assurance to that effect.

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

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 2, 2003 to each stockholder of record on March 19, 2003, for its Annual Meeting of Stockholders held May 13, 2003 at 10:00 a.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider two proposals.

The first proposal was the ratification of the Company’s independent accountants (Ernst & Young LLP) for the fiscal year ending December 31, 2003. The results were:

For:	15,406,773
Against:	214,214
Abstentions:	9,473
Broker Non-Votes:	768,330

The second proposal involved the election of directors. The existing Board of Directors selected two nominees: James R. Weersing and Mark C. Miller, who ran unopposed. The results were:

For:	15,554,598
Abstentions:	75,862

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

Please	refer to the Exhibit Index of this report on 10-Q

(b)	Reports on Form 8-K.

On April 24, 2003, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting results for the three months ended March 31, 2003. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTANA MEDICAL SYSTEMS, INC.

Date: July 31, 2003	By:	/s/ NICHOLAS MALDEN
Nicholas Malden, Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)
10.7	2001 Outside Director Stock Option Plan	(3)
31.1	Certificate of Principal Executive Officer
31.2	Certificate of Principal financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.