Form 10-Q
period 2003-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2003-11-13
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 16,786,645 as of November 7, 2003.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$35,794	$18,708
Trade accounts receivable, net	23,988	22,623
Inventories	10,678	13,901
Prepaid expenses	770	878
Deferred tax assets	2,359	2,386
Other current assets	1,222	1,210

Total current assets	74,811	59,706
Property and equipment, net	43,435	43,777
Goodwill	2,804	2,804
Intangible assets, net	7,721	8,819
Other assets	3,910	3,615
Deferred tax assets, net of current portion	6,421	6,416

Total assets	$139,102	$125,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,563	$8,446
Other current liabilities	13,390	12,230

Total current liabilities	21,953	20,676
Long term debt	2,322	2,357
Commitments and Contingencies
Stockholders’ equity:
Common stock – $.001 par value; 50,000 shares authorized; 16,700 and 16,346 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	17	16
Additional paid-in capital	151,053	144,641
Accumulated deficit	(33,115)	(41,121)
Accumulated other comprehensive loss	(878)	(832)
Treasury stock – 127 shares and 40 shares at cost at September 30, 2003 and at December 31, 2002, respectively	(2,250)	(600)

Total stockholders’ equity	114,827	102,104

Total liabilities and stockholders’ equity	$139,102	$125,137

See accompanying notes

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales:
Reagents and other	$25,436	$20,411	$74,338	$58,046
Instruments	6,524	6,676	20,333	16,974

Total net sales	31,960	27,087	94,671	75,020
Cost of goods sold	7,861	7,989	25,715	22,684

Gross profit	24,099	19,098	68,956	52,336
Operating expenses:
Research and development	5,057	4,075	14,224	11,546
Selling, general and administrative	15,207	13,060	45,515	37,698
Amortization of intangible assets	466	382	1,385	1,190
Impairment charges and other expenses	—	1,151	—	1,151

Income from operations	3,369	430	7,832	751
Interest and other (expense) income	(33)	108	350	174

Income before taxes	3,336	538	8,182	925
Provision for income taxes	(47)	(31)	(176)	(495)

Net income	$3,289	$507	$8,006	$430

Per share data:
Net income
—Basic	$0.20	$0.03	$0.49	$0.03

—Diluted	$0.19	$0.03	$0.47	$0.03

Shares used in computing per share data:
—Basic	16,492	16,308	16,387	16,258

—Diluted	17,730	16,609	17,165	16,580

See accompanying notes

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$8,006	$430
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,745	5,875
Impairment charges and other expenses	—	1,151
Changes in operating assets and liabilities	2,958	(2,592)

Net cash provided by operating activities	17,709	4,864

Investing activities:
Purchase of property and equipment	(5,018)	(6,586)
Purchase of intangible assets, net	(287)	(1,250)

Net cash used in investing activities	(5,305)	(7,836)

Financing activities:
Issuance of common stock	6,413	3,824
Repayments of debt	(35)	(971)
Repurchase of common stock	(1,650)	—

Net cash provided by financing activities	4,728	2,853
Effect of exchange rate change on cash	(46)	126

Net increase in cash and cash equivalents	17,086	7
Cash and cash equivalents, beginning of period	18,708	12,280

Cash and cash equivalents, end of period	$35,794	$12,287

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements: In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under Statement 150. The FASB decided to defer the application of Statement 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Employee Compensation: At September 30, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$3,289	$507	$8,006	$430
Deduct: Total stock-based employee compensation expense deterrmined under fair value based method for all awards, net of related tax effects	(1,537)	(1,739)	(5,690)	(5,510)

Pro-forma net income (loss)	$1,752	$(1,232)	$2,316	$(5,080)

Net income (loss) per share
Basic—as reported	$0.20	$0.03	$0.49	$0.03

Basic—pro forma	$0.11	$(0.08)	$0.14	$(0.31)

Diluted—as reported	$0.19	$0.03	$0.47	$0.03

Diluted—pro forma	$0.10	$(0.08)	$0.13	$(0.31)

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

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

2. Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw material and work-in-process	$4,479	$5,541
Finished goods	7,213	9,366
Valuation reserve	(1,014)	(1,006)

	$10,678	$13,901

3. Comprehensive Income

The components of comprehensive income for the three and nine months ending September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$3,289	$507	$8,006	$430
Foreign currency translation	(59)	(48)	(46)	126

Comprehensive income	$3,230	$459	$7,960	$556

Accumulated other comprehensive loss of $878 and $832 at September 30, 2003 and December 31, 2002, respectively, consists exclusively of foreign currency translation adjustments.

4. Provision for Income Taxes

The Company did not recognize income tax expense for U.S. taxes for the three and nine month periods ending September 30, 2003 as the income tax provision for such periods was offset by income tax benefit from previously reserved deferred tax assets. The net deferred tax asset balance has not been assessed by management as being more likely than not of being recovered in the foreseeable future in an amount differing from the recorded balance. The tax expense reported consists of certain state franchise and international taxes.

5. Line of Credit

The Company has a $12,000 line of credit arrangement with a bank that is subject to renewal in August 2004. Borrowings under the line are collateralized by the Company’s receivables, inventories, and machinery and equipment. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited to 50% of outstanding accounts receivable plus 25% of the value of finished goods of the Company, which as of September 30, 2003 resulted in available borrowing of $12,000, of which, $181 has been committed in support of various standby letters of credit. At September 30, 2003 the Company was in compliance with all covenants.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

6. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750 shares of its common stock in the open market or in privately negotiated transactions. During the nine months ended September 30, 2003, the Company purchased 87.4 shares of its common stock for $1,650. The repurchased shares were returned to the status of authorized but unissued shares.

In October 2003, the Company purchased 77 shares of its common stock for $2,886. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

7. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe, Japan and Australia). Segment information for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30, 2003
	U.S.	International	Elimina- tions	Totals
Sales to external customers	$23,363	$8,597	$—	$31,960
Segment profit	1,984	1,305	—	3,289

	Three months ended September 30, 2002
	U.S.	International	Elimina- tions	Totals
Sales to external customers	$20,269	$6,818	$—	$27,087
Segment profit (loss)	(763)	1,270	—	507

	Nine months ended September 30, 2003
	U.S.	International	Elimina- tions	Totals
Sales to external customers	$68,312	$26,359	$—	$94,671
Segment profit	3,701	4,305	—	8,006
Segment assets	130,102	25,892	(16,892)	139,102

	Nine months ended September 30, 2002
	U.S.	International	Elimina- tions	Totals
Sales to external customers	$55,861	$19,159	$—	$75,020
Segment profit (loss)	(2,432)	2,862	—	430
Segment assets	113,720	29,119	(21,369)	121,470

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies

CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY® and BENCHMARK® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. In February, 2002 Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations, which was allowed by the court. Previously this case and the patent infringement dispute, Case No. 01-10178 REK (see below) had been consolidated for discovery; they were bifurcated for trial at the January 28, 2003 status conference. This case is presently scheduled to commence trial on the issue of liability under the trade secret claim, on November 24, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

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

CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. This case is presently scheduled to commence trial on the issue of patent infringement liability together with the trade secrets issue on November 24, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies (Continued)

On November 19, 2001 a patent infringement claim was filed against Ventana titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002 Digene filed a motion to amend its complaint to add numerous causes of action related to our September 2002 acquisition of BeckmanCoulter’s HPV business and to add BeckmanCoulter as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the BeckmanCoulter HPV acquisition, and related claims. At a hearing held March 5, 2003, the court ruled to add BeckmanCoulter as a party. In a post-hearing decision handed down on May 22, 2003, the judge ordered that further discovery be taken on the issues of the arbitrability of the issues in this case, and that another hearing be held to determine the arbitration motions. On June 19, 2003 the court ordered limited discovery on the issue of BeckmanCoulter’s status as a party to an underlying agreement. On October 24, 2003 and without any prior notice, Digene filed a motion for a temporary restraining order against Ventana. By its motion, Digene sought to prevent Ventana from entering into supply, license, product development or similar agreements with third parties involving HPV. The Digene motion was denied on October 27, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On February 11, 2003, Ventana filed a Complaint in Arizona Federal District Court against BioGenex Laboratories, Inc. (“BioGenex”), for infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). On September 2, 2003, BioGenex served its Answer to the Complaint denying infringement. On September 18, 2003, BioGenex amended its Answer to Ventana’s Complaint adding the defense of invalidity. The parties are currently conducting discovery. We believe that we have meritorious claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On July 15, 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal District Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. We believe that we have meritorious claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments and Contingencies (Continued)

On August 25, 2003, a patent infringement claim was filed against Ventana entitled BIOGENEX LABORATORIES, INC., v. VENTANA MEDICAL SYSTEMS, INC., in the United States District Court for the District Court of Northern California, San Jose Division. (Case No. C03 03913 JF). This complaint alleges that Ventana infringes three US patents held by BioGenex, U.S. Patent Nos., 5578452, 5244787 and 6451551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

With respect to each of the matters above in which we are the defendant, management’s estimate of the potential loss is not possible given that the amount of loss, if any, is not estimable. It is the opinion of management the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our financial positions, results of operations, or cash flows.

9. Subsequent Event

In October 2003, the Company reviewed its product offerings and strategic focus for future growth and concluded it should re-locate its Pharma Services business to Tucson, close its Chicago reference lab business and exit certain other product lines and record fourth-quarter charges of approximately $6,300 or $0.36 per fully diluted share. Approximately $5,700 of the total charge relates to non-cash items associated with impairment charges to intangibles, Developed Technology and Acquired Customer Base ($3,700) and other assets, primarily fixed assets and inventory ($2,000). The non-cash charges are the result of the write-down of intangibles and other assets related to the 1996 purchase of Biotek Solutions Inc., the 1998 purchase of Biotechnology Tools Inc. and the 2000 purchase of Quantitative Diagnostic Laboratories. The Company expects cash charges of approximately $600 resulting from severance and lease exit costs associated with its closing of the reference lab business.

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

Results of Operations

Net Sales

Net sales for the three and nine months ended September 30, 2003 increased 18% and 26% versus the same periods in 2002 to $32.0 million and $94.7 million from $27.1 million and $75.0 million, respectively. Net sales growth was attributable to 25% and 28% increases in reagents and non-instrument sales for the three and nine month periods respectively. This increase in sales is driven by the growth in the underlying installed base and the expansion of the Company’s reagent menu. Instrument sales for the three and nine months ended September 30, 2003 decreased 2% and increased 20% versus the same periods in 2002, primarily due to an increased number of placement conversions generated in the clinical market. Total sales increased in the three and nine month periods ended September 30, 2003, compared to the same periods in 2002 across both geographic segments: In the U.S. by 15% ($23.4 million up from $20.3 million) and 22% $68.3 million up from $55.9) and internationally by 26% ( $8.6 million up from $6.8 million) and 38% $26.4 million up from $19.2 million).

Gross Profit

Gross profit for the three and nine months ended September 30, 2003 increased to $24.1 million and $69.0 million, respectively, from $19.1 million and $52.3 million for the same periods in 2002. The Company’s gross margin percentage for both the three and nine months ended September 30, 2003 increased 5% and 3% respectively. The primary reasons for the increase in gross profit margin is the higher mix of reagent sales that have a higher gross margin than instruments and improved manufacturing efficiencies as well as higher production volumes which lowered per unit costs due to better absorption of fixed costs.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Research and Development

Research and development spending for the three and nine months ended September 30, 2003 increased to $5.1 million and $14.2 million, respectively, from $4.1 million and $11.5 million for the same periods in 2002. The increase results primarily from several major platform development projects underway including the Benchmark XT and the H&E Primary Stainer together with investment in expanding the Company’s life science capabilities.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 2003 and 2002:

(in thousands)	Three Months Ended September 30				Nine Months Ended September 30
	2003		2002		2003		2002
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
Sales and marketing	$11,033	35%	$9,450	35%	$34,090	36%	$27,551	37%
Administration	4,174	13%	3,610	13%	11,425	12%	10,147	13%

Total SG&A	$15,207	48%	$13,060	48%	$45,515	48%	$37,698	50%

SG&A expense for the three and nine months ended September 30, 2003 increased to $15.2 million and $45.5 million, respectively, from $13.1 million and $37.7 million for the same periods in 2002. The increase is primarily attributed to increased investments in our sales and marketing infrastructure and outside service expenses including costs associated with our various legal matters.

Amortization of Intangible Assets

Intangible assets consist primarily of developed technology, customer base, supply and license agreements, and patents. Such assets are amortized on a straight-line basis over estimated useful lives ranging from four to nine years, resulting in quarterly costs approximating $0.5 million. Estimated amortization expense for intangible assets as of September 30, 2003 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2003: $1.9, 2004: $1.9, 2005: $1.6, 2006: $1.4, 2007: $0.8.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Interest and Other Income (Expense)

Interest and other income (expense) for the three and nine months ended September 30, 2003 decreased to ($33,000) versus $108,000 for the three months ended and increased to $350,000 from $174,000 for the nine months ended. The three month balance decrease is primarily due to increased interest expense with our European facility lease and foreign currency translations. The nine month balance increase is primarily due to higher average investment balances in 2003.

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

A review of our current litigation is disclosed in Item 1 Notes to Unaudited Financial Statements. See “Notes to Unaudited Financial Statements - Note 8 - Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our financial positions, results of operations, or cash flows.

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

Liquidity and Capital Resources

As of September 30, 2003, the Company’s principal source of liquidity consisted of cash and cash equivalents of $35.8 million. The Company also had a $12.0 million revolving bank credit facility of which $0.2 million has been committed in support of various standby letters of credit. Borrowings under the Company’s bank credit facility are secured by the Company’s receivables, inventories, machinery and equipment, and intellectual property and bear interest at the bank’s prime rate.

During the nine months ended September 30, 2003, net cash provided by operating and investing activities increased to $12.4 million versus ($3.0) million in the nine months ended September 30, 2002. The increase was primarily associated with improved profitability in 2003 and lower inventory balances.

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

At September 30, 2003, our only cash equivalent investments are in money market accounts and overnight reverse repurchase agreements ($22.3 million) that are reflected as cash equivalents because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

At September 30, 2003, we have $2.3 million in debt obligations and there are $0.2 million of borrowings under our line of credit facility. As such, our interest rate risk is limited with respect to existing debt. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, the Japanese Yen and the Australian Dollar. No hedging transactions were entered into to limit this exposure.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ventana Medical Systems, Inc.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, filed Oct. 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY® and BENCHMARK® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. In February, 2002 Cytologix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations, which was allowed by the court. Previously this case and the patent infringement dispute, Case No. 01-10178 REK (see below) had been consolidated for discovery; they were bifurcated for trial at the January 28, 2003 status conference. This case is presently scheduled to commence trial on the issue of liability under the trade secret claim, on November 24, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

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

CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint claims that we infringed on CytoLogix’s patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages (unspecified amount) and an injunction against our further sales of DISCOVERY® and BENCHMARK® instruments. This case is presently scheduled to commence trial on the issue of patent infringement liability together with the trade secrets issue on November 24, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings (continued)

On November 19, 2001 a patent infringement claim was filed against Ventana titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This complaint alleges that we infringed two US patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an answer denying the allegations on February 4, 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002 Digene filed a motion to amend its complaint to add numerous causes of action related to our September 2002 acquisition of BeckmanCoulter’s HPV business and to add BeckmanCoulter as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the BeckmanCoulter HPV acquisition, and related claims. A hearing was held March 5, 2003 on several pending motions, however the court only ruled on one of them, adding BeckmanCoulter as a party. The other motions are awaiting decision. In a post-hearing decision handed down on May 22, 2003, the judge ordered that further discovery be taken on the issues of the arbitrability of the issues in this case, and hold another hearing to determine the arbitration motions. On June 19, 2003 the court ordered limited discovery on the issue of BeckmanCoulter’s status as a party to an underlying agreement. On October 24, 2003 and without any prior notice, Digene filed a motion for a temporary restraining order against Ventana. By its motion, Digene sought to prevent Ventana from entering into supply, license, product development or similar agreements with third parties involving HPV. The Digene motion was denied on October 27, 2003. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On February 11, 2003, Ventana filed a Complaint in Arizona Federal District Court against BioGenex Laboratories, Inc. (“BioGenex”), for infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). On September 2, 2003, BioGenex served its Answer to the Complaint denying infringement. On September 18, 2003, BioGenex amended its Answer to Ventana’s Complaint adding the defense of invalidity. The parties are currently conducting discovery. We believe that we have meritorious claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

On July 15, 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal District Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. We believe that we have meritorious claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings (continued)

On August 25, 2003, a patent infringement claim was filed against Ventana entitled BIOGENEX LABORATORIES, INC., v. VENTANA MEDICAL SYSTEMS, INC., in the United States District Court for the District Court of Northern California, San Jose Division. (Case No. C03 03913 JF). This complaint alleges that Ventana infringes three US patents held by BioGenex, U.S. Patent Nos., 5578452, 5244787 and 6451551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. We believe that we have meritorious defenses to the claims in this action and that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however the results of the proceeding are uncertain and there can be no assurance to that effect.

With respect to each of the matters above in which we are the defendant, management’s estimate of the potential loss is not possible given that the amount of loss, if any, is not estimable. It is the opinion of management the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our financial positions, results of operations, or cash flows.

Ventana Medical Systems, Inc.

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits

Please refer to the Exhibit Index of this report on 10-Q

(b) Reports on Form 8-K.

On July 11, 2003, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting preliminary results for the six months ended June 30, 2003. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

On July 18, 2003, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting results for the six months ended June 30, 2003. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: November 12, 2003	By:	/s/ NICHOLAS MALDEN

Nicholas Malden, Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2)

10.7	2001 Outside Director Stock Option Plan	(3)

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.