Form 10-K
period 2003-12-31
VENTANA MEDICAL SYSTEMS INC
filed 2004-03-12
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2003, which is the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $444,218,700. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2004 there were 17,052,938 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

PART I

This Form 10-K contains forward-looking statements that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Please see the beginning of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a description of these forward-looking statements and cautionary language. Please see the section of this Form 10-K entitled “Risk Factors” for a description of the risks that may cause our actual results to vary from the forward-looking statements.

Item 1.    Business

Summary of Our Business

Ventana Medical Systems, Inc. was incorporated in California in 1985, and reincorporated in Delaware in 1993. We launched our first instrument-reagent system in 1991, and have since launched numerous new products using both internally developed and acquired technologies. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Ventana”, “registrant” or “Company” refer to Ventana Medical Systems, Inc., and its five subsidiaries: Ventana Medical Systems, GmbH, Ventana Medical Systems, Japan K.K., Ventana Medical Systems, Pty. Ltd., Ventana Medical Systems, S.A. and BioTechnology Tools, Inc. BioTechnology Tools, Inc. was dissolved on April 2, 2003.

We develop, manufacture and market instrument-reagent systems that automate slide staining in anatomical pathology and drug discovery laboratories worldwide. Our products are designed to provide users with automated high-quality and consistent results with high throughput and significant labor savings. Our clinical systems are important tools used in anatomical pathology labs to analyze human tissue to assist in the diagnosis and treatment of cancer and infectious diseases. Our drug discovery systems are used by large pharmaceutical and biotechnology companies to accelerate the discovery of new drug targets and to evaluate the safety of new drug compounds. The consumable products we market include reagents and other accessories required to operate our instruments. Our instruments have been placed in the majority of the top fifty U.S. cancer centers, including recognized leaders in cancer research and treatment such as Johns Hopkins Hospital, the Mayo Clinic, Memorial Sloan-Kettering Cancer Center, and M.D. Anderson Medical Center.

For the purposes of financial reporting, we have two reportable segments: North America (primarily the United States) and International (primarily France, Germany, Japan and Australia). Please see Note 12 in the Notes to Consolidated Financial Statements for additional information concerning our North America and International business segments.

Market Overview

Ventana targets instrument-reagent systems at two markets: (1) anatomical pathology laboratories which comprise both Histology and Cytology laboratories and (2) drug discovery laboratories. We currently obtain the majority of our revenues and profits from ongoing sales of consumables and instruments to anatomical pathology labs worldwide.

According to the National Cancer Institute, cancer is the second leading cause of death in the United States. Mortality rates are improved by early detection and the selection of appropriate therapies. Pathologists and oncologists use Histology and Cytology tests to assist in the diagnosis of cancer and infectious diseases and to select an appropriate therapy. Based upon our modeling of the market, we estimate that anatomical pathology labs worldwide currently purchase approximately $1.1 billion in instruments and consumables annually. Most anatomical pathology labs are hospital-based, although some independent reference labs offer these services.

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

Additional tests, which may be requested by the pathologist, include immunohistochemistry, in situ hybridization or Special Stains tests. These tests are significantly more complex than the H&E stains and require special reagents.

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

We currently offer products that are used in IHC staining, ISH staining, and Special Stains staining.

IHC Staining.    The majority of IHC slides are stained in hospital-based Histology labs. However, in North America and Japan some hospitals send their IHC slides to regional reference labs for staining, rather than performing the work themselves. We estimate that the number of IHC slides processed across all labs in the U.S. is growing about 6% to 8% annually due to: (1) the increasing incidence of cancer as the general population ages, thereby increasing Histology producing surgical cases, and (2) the emergence of new stains that may influence therapy choices.

IHC instruments require reagents and accessories to operate. We supply a full line of these consumables for use with our instruments.

ISH Staining.    The clinical market for ISH staining is currently small due to the difficulty of performing ISH stains manually and the small number of assays accepted for clinical use. We expect automation to grow the clinical ISH Staining market significantly. Currently, the principal clinical tests are used to detect cancer and infectious diseases, primarily viruses, in tissue. We believe ISH tests for genetic mutations will become important clinical tests.

Special Stains Staining.    We estimate that the Special Stains slide market is smaller than the worldwide IHC market and is growing. There is an opportunity to place instruments with virtually every hospital-based Histology lab as Special Stains slides are rarely sent to reference labs. Currently, nearly all Special Stains slides are processed manually; we believe that a major segment of the market will switch to automated slide processing over the next five to ten years.

Cytology

Cytology involves the collection and microscopic analysis of cell samples from various parts of the body for the purpose of identifying significant abnormal cell changes. The information obtained by cytologic analysis allows the physician to detect, diagnose and monitor cancerous and pre-cancerous disease. Cell samples are gathered by the clinician using scraping, brushing, lavaging or aspiration. The cells are examined fresh or fixed and stained by a cytotechnologist who searches for morphologic abnormalities that characterize disease. The cytopathologist takes this information, along with the patient’s medical history and clinical condition, and classifies the findings according to accepted categories. The cytologic diagnosis enables the clinician to identify patients who may be at risk for the subsequent development of cancer, detect those who already have cancer, and to monitor the response of cancer to treatment. Cytology is utilized in the detection and management of cervical cancer, bladder cancer and lung cancer, among others.

In those cases where abnormalities are found to exist, tests including IHC, ISH or Special Stains, can be done to further assist the cytopathologist in assessing patient samples.

Worldwide, the greatest application of Cytology is in cervical cancer screening. Cervical cancer is the second most common cancer in women and is the principal cancer of women in developing countries where 80% of cases occur. Globally, more than 400,000 cases of cervical cancer are diagnosed annually. In the United States, according to historical incidence data from the National Cancer Institute, there are approximately 15,000 new cases of cervical cancer diagnosed each year. Because cervical cancer can be a highly treatable disease, there is an emphasis on screening and early detection through the use of cervical cytology. According to Women’s Health in Primary Care, Vol. 5, No 6/June 2002, of the 50-60 American million women who undergo cervical cytology (Pap) testing each year, approximately 3.5 million will have a cytologic abnormality that requires further evaluation.

Human Papillomavirus (HPV) infection has been closely linked to the genesis of invasive cervical cancer. Presence and persistence of infection with high-risk HPV subtypes are considered among the most important risk factors for the disease. In recent years, HPV testing has become a critical component of cervical cancer screening. Ventana’s INFORM® HPV ISH assays for liquid-based cytological specimens and tissue specimens are used to determine if a patient is HPV positive and if the infection is a high or low risk viral type.

Drug Discovery

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

Genomics has created opportunities to fundamentally alter the field of human medicine through the discovery of new biological targets for drugs and an improved ability to diagnose and manage disease. Interest in understanding the relationships between genes and disease has generated a worldwide effort to identify and sequence the genes of many organisms, including the approximately three billion nucleotide pairs and the estimated 30,000 genes within the human genome. Researchers then use gene expression and ISH experiments to identify targets and study localized gene expression. Our Discovery® systems are used by large pharmaceutical and biotechnology companies to hybridize gene expression arrays and to run ISH experiments.

Proteomics is the analysis of proteins encoded by active genes-the direct cause of disease in the body. It is believed that there are many more proteins in the human body than genes. The human proteome is expected to be significantly more challenging to map than the genome. In drug discovery laboratories, measuring protein expression is a critical step in target validation and determining mechanism of action for drug candidates. Our Discovery® systems are used by large pharmaceutical and biotechnology companies to run IHC and ISH experiments in their target validation, biomarker discovery and toxicology laboratories.

Strategy

Our objective is to build substantial shareholder value through: (1) expanding our competitive position in Histology lab automation and (2) leveraging the core technologies we have developed for Histology labs into drug discovery labs. Key elements of our strategy include the following:

•	Provide high-quality, innovative and flexible automation systems for tissue and cellular analysis. Our position in Histology lab automation has been built on innovative automated instrument-reagent systems. These systems have been designed as broad enabling platforms that permit customers to easily expand their test menu and provide superior patient care with high quality, consistent and timely tissue staining. Labs also benefit by increasing output and reducing labor costs through automation and walk-away convenience.

•	Provide high throughput, value-added testing systems for drug discovery applications. We will expand our position in the research market by continuing to leverage the core competencies developed in our clinical business in the discovery and development laboratories of the pharmaceutical market.

•	Maximize domestic and worldwide placement of automated systems in anatomical pathology and drug discovery laboratories. The size and quality of our direct sales force is important to our objective of maximizing instrument placements and revenue stream per placement. We believe that the establishment of a large base of our instruments will provide us a competitive advantage.

•	Provide a steady sales stream of consumables for use in our instruments. Each IHC/ISH or Special Stains instrument placed provides a recurring revenue stream from reagents and other consumable supplies. Typically, our instruments are closed systems that can only be operated with Ventana-produced consumables. Our strategy is to increase this revenue stream by expanding our menu of high value tests, thereby increasing the consumable revenue from each instrument placement.

•	Continue on-going technological development and improvement of our instrumentation and reagents. Unlike most of our competitors, we design our instrumentation products internally. Our engineering, marketing, and reagent research and development organizations work closely with their manufacturing counterparts on all new products to ensure cost effective production. We seek to protect these designs with an aggressive intellectual property strategy.

Our Products

Our product offerings are summarized as follows:

Staining Systems and Associated Reagents

The principal benefits of automated cellular and tissue analyses using our integrated systems, compared with manual methods, are as follows:

•	improved reliability;

•	enhanced quality through reproducible and consistency;

•	faster turnaround time;

•	increased test throughput;

•	reduced dependence on skilled technicians;

•	ability to obtain maximum clinical information from minimally-sized biopsies;

•	ability to document processing protocols; and

•	standardization of slide preparation among institutions.

In addition to the critical clinical and operational advantages, our automated approach has shown significant cost savings over manual methods.

IHC/ISH Staining.    Our first product, the ES® launched in 1991, was an instrument-reagent system to automate IHC staining. Prior to the introduction of this system, all IHC staining was performed manually or with low-levels of automation. In early 1996, we acquired BioTek Solutions, Inc. and the Techmate® automated stainer. The Techmate® 500 batch processing instrument has a 120 slide capacity and is designed for large volume, single application testing, applicable to large and moderate size hospital clinical and reference labs. Though no longer available for sale, there are Techmate® instruments still in operation today.

Today we market IHC instrument systems with a full line of complementary reagents and accessories. Our line of IHC products includes batch-processing and patient-priority systems targeted to hospital clinical and reference labs.

Our NexES® IHC staining system was the world’s first truly automated IHC slide staining system, which introduced a new level of staining quality while combining system modularity and ease of operation for improved laboratory productivity. The NexES® IHC is used in many small to mid-sized accounts.

Our groundbreaking BenchMark® and Discovery® IHC/ISH systems were launched in late 2000 and 1999 respectively and subsequently replaced by the BenchMark® XT, BenchMark® LT and Discovery® XT systems. The BenchMark® series of instruments are the only slide preparation systems to offer fully automated Baking Through Staining (BTS™) technology and the flexibility of multiple technologies (IHC and ISH), providing superior, standardized stain quality, increased testing efficiency and maximum laboratory productivity. BTS™ technology describes the automation of the staining process that eliminates 58 manual steps. This automation saves up to 90 minutes of manual work by performing the baking, deparafinization, cell conditioning or antigen unmasking and staining all on-line thereby providing full walk-away convenience. The BenchMark® and Discovery® systems use a barcode that is affixed to each slide to identify the sample and the testing procedures to be performed. The BenchMark®/Discovery® then scans the barcode, dispenses the reagents and processes each slide in accordance with instructions per the bar code label on each slide. The dispensing, incubation (i.e. temperature and time control) and washing is performed using proprietary chemical and mechanical methods critical to obtaining precise, sensitive and rapid test results. All aspects of the testing procedure are controlled by software. This makes the system reliable and easy to use.

Our next generation BenchMark® XT and BenchMark® LT systems, introduced in late 2003 and early 2004 respectively, represent the latest and most advanced instrumentation developed to date by Ventana. The XT and LT provide additional flexibility by providing more protocol options, including the ability to optimize temperature, incubation and pretreatment steps, in addition to allowing simultaneous processing of IHC and ISH samples. The XT also adds more capacity by increasing throughput by 50%. The next generation Discovery® XT, introduced in early 2004, shares all of the improvements of the new BenchMark® XT, with the added advantage of microarray capability and research level flexibility for protocol development.

We manufacture and market an extensive line of primary antibodies, probes and detection chemistries for use on our systems. In combination, these reagents detect antigens of interest in tissue samples by generating visual signal in an IHC/ISH reaction at the site where a primary antibody or probe is bound to a specific antigen or molecule in the cell or tissue. We produce reagents, used to condition tissue and cells prior to staining, primary antibodies and detection chemistries. Each of these reagent products is required for an automated IHC/ISH test. Customers with our BenchMark® and Discovery® system series must use our detection chemistries on all tests, but they have the option of purchasing primary antibodies from other sources. The detection chemistries, primary antibodies, probes and other reagents have been developed using proprietary formulations that, when combined, optimize the results of the tests performed. As we place additional BenchMark® XT/LT systems, the reagents used to prepare tissue prior to the application of a primary antibody or probe will become an important source of our revenue.

Special Stains.    In late 1998, we offered anatomical pathology labs the first automated system for Special Stains testing with the launch of our second instrument-reagent system.

The Special Stains module can be operated with the same control computer that operates our NexES® IHC and BenchMark® modules, with up to eight complete modules operated on a system. This flexibility enables customers to design a combination Special Stains/IHC/ISH system that meets their specific needs and provides flexibility for future lab growth. Presently, our 14 Special Stains kits potentially serve 90% of all Special Stains testing performed in anatomical pathology labs. All of our kits are developed using proprietary protocols.

Contracts

Instruments are placed through direct sales, instrument rentals and our Performance Evaluation Period (PEP) program. The PEP program is a formal agreement whereby a staining system is installed on the premises of a pre-qualified customer for the purpose of allowing the customer to evaluate the system’s functionality over an extended trial period. The customer agrees to purchase a reagent starter kit at the time of installation and to purchase a minimum volume of reagents over the life of the trial period. Minimum purchase requirements vary by customer. Upon completion of the trial period, the customer purchases the staining system or returns it to the Company.

Research and Development

Our research and development group is divided into two development teams: (1) instrumentation and (2) staining protocols and reagents. Our efforts are focused on innovative combined instrument-reagent systems, as well as enhancements to existing instruments. In addition, we are developing reagents for current and future customer applications.

Our 82 research and development employees perform the majority of our research and development activities. Their efforts are supplemented by consulting services and assistance from scientific advisors. We incurred research and development expenses of $19.6 million, $16.4 million, and $14.9 million in 2003, 2002, and 2001, respectively.

Instrumentation Development Projects

Our instrumentation development is focused on product improvement and new product development. The modular platform used by our NexES® IHC system enabled us to rapidly develop new products, such as the NexES® Special Stains system, the Discovery® system, the BenchMark® system, and most recently the BenchMark® XT/LT and Discovery® XT systems. This modular development strategy will continue as we explore new opportunities in instrument systems, and automating manual lab processes.

Reagent Development Projects

Our reagent development is divided into four principal areas:

•	antibody development;

•	detection chemistries;

•	Special Stain chemistries; and

•	ISH and IHC applications for the BenchMark® XT/LT and Discovery® XT.

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

Customers

Our customers consist of hospital-based anatomical pathology labs, independent reference labs, the drug discovery labs of large pharmaceutical companies, biotechnology companies, government labs, medical research centers and resellers serving such entities. None of our customers accounted for more than 5% of our consolidated revenues in 2003, 2002 or 2001.

Patents and Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these patents are valid or can be enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, patent applications, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the in vitro diagnostic industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Many of our products include intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. For example, in the CytoLogix litigation, described in further detail under Item 3. Legal Proceedings, we have received an adverse judgment and were determined to infringe CytoLogix patents for “Moving Platform Slide Stainer With Heating Elements” (U.S. 6,180,061), and “Random Access Slide Stainer with Independent Slide Heating Regulation” (U.S. 6,183,693). Currently, we are facing an imminent injunction on the manufacture and sale of our first generation Discovery® and BenchMark® instruments and may have to pay damages including royalties if our appeal is unsuccessful.

There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors”.

Sales and Marketing

Our sales and marketing strategy is to provide superior levels of customer service. In our major markets, including North America, Europe and Japan, we seek to achieve this goal by selling our products directly to our customers. Our direct sales force, which we believe to be the world’s largest covering Histology labs, is organized by region in North America, with the exception of national and key accounts, and by country internationally. In smaller markets, we rely on strategic distributors to sell and service our products.

To augment our clinical anatomical pathology tactical marketing and sales organizations, we have established similar operations to cover our drug discovery line of business. These sales forces in North America, Europe and Japan primarily promote our Discovery® XT systems and related consumables.

A complementary worldwide marketing team is responsible for identifying new product opportunities, working with our research and development group on product development and driving worldwide revenues through marketing support.

Competition

We face an array of competitors in the anatomical pathology lab and drug discovery lab markets. In many market segments our competitors have greater experience and name recognition. Competition is intense, and is based on product performance, product price, and product line breadth and after-sales service.

Histology

We are a leader in automated IHC and ISH staining. Nevertheless, we face strong competition from the manual method of performing IHC and ISH tests and from competitors marketing instrument-reagent IHC and ISH staining systems. A number of anatomical pathology labs in the U.S. and the majority outside the U.S.

continue to manually perform IHC and ISH slide staining. Significant barriers exist to automation in countries where insurance or governmental healthcare reimbursement for IHC testing is low. Additionally, labs in which pathologists prefer manually stained slides remain reluctant to automate their processes.

Currently, direct competition comes from five competitors selling instrument-reagent IHC staining systems. These competitors are DAKO Cytomation A/S (DAKO), a privately held Danish company which holds a significant share of the market for manual IHC reagents; BioGenex Laboratories, Inc., a privately held U.S. company marketing instruments with a reagent annuity; Lab Vision Corporation, a subsidiary of the publicly traded company, Apogent Technologies, Inc., a public company that supplies DAKO with instruments, and markets its instruments through distributors and a direct sales force; Diagnostics Products Corp., a public company who markets high-volume IHC staining systems in Europe; and Vision Bio Systems Ltd. (Vision), an Australian biomedical company. Vision plans to launch an automated IHC/ISH staining system in the U.S. during 2004. Two automated Special Stains systems compete with our Special Stains module: one system offered by DAKO, and another offered by BioGenex. We believe that our initial success in the Special Stains market will attract additional competitors.

Cytology

The current HPV testing market is dominated by Digene Corporation with their U.S. Food and Drug Administration (FDA) approved, HYBRID CAPTURE II® liquid based prep assay holding more than 95% of the HPV testing market.

Drug Discovery

Our focus is on the study of the hybridization of nucleic acid micro arrays and messenger RNA expression. Our competitors in nucleic acid micro array hybridization include Tecan Group Ltd., Affymetrix, Inc., and Amersham Biosciences UK Limited. Currently, we do not face competition providing automated systems for messenger RNA expression studies. In drug discovery IHC staining, competition includes clinical IHC competitors, DAKO and BioGenex.

Manufacturing

All of our instrument and reagent manufacturing operations are housed in a single facility located in Tucson, Arizona. Medical device manufacturing operations are conducted under the FDA Quality System Regulations. These regulations subject our facilities to inspections to verify compliance and require us to maintain documentation and controls for our manufacturing and quality activities. ISO 13485 is the international quality standard for medical device manufacturers, based upon the ISO 9001 quality standard with additional specific industry requirements consistent with the FDA Quality System Regulation. We received ISO 13485 certification in February 2003.

Employees

As of December 31, 2003, we had 618 full-time employees, including our 8 officers.

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

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

•	our patents and pending patent applications use technology that we invented first;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate our technologies;

•	any of our pending patent applications will result in issued patents; or

•	any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages or will not face third party challenges or be the subject of further proceedings limiting their scope.

We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. We could also become involved in opposition proceedings in foreign countries challenging the validity of our patents. In addition, costly litigation could be necessary to protect our patent position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any lawsuit or, if we do prevail, we may not receive commercially valuable remedies. Failure or inability to protect our patent rights or intellectual property could harm us.

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

Third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us based on their patents or other intellectual property. We may be required to pay substantial damages (including treble damages) for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive and may divert management’s attention from other business concerns. If we are not successful in a lawsuit, we may be unable to sell our products or continue to sell our products until we obtain a license from the owner of the relevant technology or other intellectual property rights, which may not be available to us. Even if a license is available, it may require us to pay substantial royalties.

For example, in November 2001, a complaint was filed by Digene Corporation, Gaithersburg, MD, alleging that we infringe upon two patents with the sale of our INFORM® HPV High-risk and Low-risk probe products. Although we feel that we have strong legal defenses to both infringement allegations, if we receive an adverse determination, we might be enjoined or otherwise restricted from selling our INFORM® HPV probes, which could reduce our sales revenue.

If we are unsuccessful in appealing the adverse judgment we received in connection with the Cytologix litigation, we may be forced to pay damages to Cytologix.

As discussed in more detail under Item 3. Legal Proceedings, we have been involved in litigation with Cytologix, Inc., pursuant to which a jury determined that we infringed certain Cytologix patents. We are currently facing an imminent injunction from further manufacture and sale of our first generation BenchMark® and Discovery® instruments. This action does not apply to the BenchMark® XT/LT and Discovery® XT instruments.

We intend to appeal the decision. However, our success cannot be guaranteed, and, if we are ultimately unsuccessful in the litigation we may be forced to pay damages including royalties to Cytologix.

If our customers do not receive adequate third-party reimbursement, our products may not be accepted in the market.

In the United States, our products are primarily purchased by medical institutions and laboratories that bill third-party payers such as government health administration authorities, private health coverage insurers, managed care organizations and other similar organizations. Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available to our customers from third-party payers. Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of products to contain costs, and if they are successful, our ability to sustain revenue growth and profitably will be adversely effected.

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

If we fail to develop or license new products, we may not be profitable in the future.

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

We have numerous competitors in the United States and abroad. These competitors may develop technologies and products that are more effective or less costly than our current or future products or that could render our technologies and products obsolete or noncompetitive. Many of these competitors have greater experience and name recognition. If we are not able to compete effectively, our results would suffer.

We need to convince the medical community of the superiority of our product to be successful.

The use of automated systems to perform diagnostic tests in anatomical pathology is relatively new. Historically, laboratory personnel have manually performed diagnostic tests that are now performed by our automated systems. Our ability to sell products is dependent on our ability to demonstrate to the medical community the benefits of automated diagnostic testing using our products. The quality and price of our products compared to manual testing and to our competitor’s products will affect acceptance and sales of our products. If the medical community is not receptive to our products, our results would suffer.

If we fail to obtain or maintain necessary FDA clearances or approvals for a number of our products, or if clearances or approvals are delayed, we will be unable to commercially distribute and market our products in the United States.

Unless otherwise exempt, prior to marketing in the United States, medical devices require approval or clearance. The process of obtaining approvals and clearances necessary to market clinical products can be time-consuming, expensive and uncertain. Clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. In addition, we cannot assure that regulatory approval or clearances of any clinical products for which we seek such approvals or clearances will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

If we fail to comply with the FDA’s Quality System regulations, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

When manufacturing our medical devices, including Analyte Specific Reagents, we are required to adhere to Quality System regulations, which require that we manufacture our products and maintain records in a prescribed manner. We are subject to future FDA Quality System inspections and we cannot assure you that we will pass these inspections or maintain compliance.

CLIA regulations could harm our business by limiting the potential market for our products.

Any of the customers using our products for clinical use in the United States may be regulated under the Clinical Laboratory Improvement Act (CLIA). CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of clinical tests, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our products. Therefore, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for our products.

Complying with international regulatory requirements is an expensive, time-consuming process and approval is never certain.

Sales of our products in the European Union (EU) are subject to strict regulatory requirements and approval is never certain. Effective December 7, 2003, all of our products had to be in compliance with the “In Vitro

Diagnostics Directive” and bear the CE mark before being imported for sale in the EU. The CE mark is a symbol indicating that the device conforms to the essential requirements of the applicable directive, and can be commercially distributed throughout the EU. The In Vitro Diagnostic Directive also subjects our manufacturing facilities to compliance inspections, and requires design, manufacturing and quality process documentation and controls. Some of our products do not currently bear the CE mark. We cannot assure you that the CE mark will be granted for all our products, or that regulatory review will not involve delays that would harm our ability to market and sell our products in the EU.

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

We depend on key personnel to grow and sustain our business.

We are dependent upon the retention of principal members of our management, Board of Directors, scientific, technical, marketing and sales staffs and the recruitment of additional personnel. Except as otherwise described in other sections, we do not have employment agreements with any of our executive officers and we do not maintain “key person” life insurance on any of our personnel. We compete with other companies, academic institutions, government entities and other organizations for qualified personnel. Our inability to hire or retain qualified personnel could cause our results of operations to suffer.

If we have problems with key suppliers, our product development and commercialization efforts could be delayed or stopped.

Our reagent products are formulated from chemical and biological materials using proprietary technology, and standard processing techniques. We purchase components and raw materials used to make our reagent products from single-source vendors. We cannot assure you that the materials or reagents will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a significant effect on our ability to manufacture our products. Developing alternative or additional suppliers could be time consuming and expensive.

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

We may be held liable for any inaccuracies associated with analysis tests performed using our products, which may require us to defend ourselves in costly litigation.

We may be subject to claims resulting from incorrect results of tests performed using our products. Litigation of these claims can be costly, and we may be forced to expend significant funds during any litigation proceeding brought against us. Further, if a court were to require us to pay damages to a plaintiff in excess of our insurance coverage, then our financial condition may be harmed.

We deal with hazardous materials and generate hazardous wastes and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. We could also be liable for damages or penalties, if we are involved in a hazardous material or waste spill or other accident.

Our manufacturing processes, primarily those involved in producing some of our reagent products, require the use of potentially hazardous and carcinogenic chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste. In the event of a hazardous material or waste spill or other accident, we could also be liable for damages or penalties. In addition, we may be liable or potentially liable for injury or contamination that results from our own, or a third party’s, use of these materials, and our liability could exceed our total assets.

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

Item 2.    Properties

Our U.S. research laboratories, instrument and reagent manufacturing facilities and administrative offices are located in approximately 182,400 square feet of owned space in Tucson, Arizona.

Our European operation is located in approximately 39,000 square feet of owned space in Strasbourg, France.

Our Japanese operation is located in 1,400 square feet of leased office space in Tokyo. The lease for the Tokyo facility expires in January 2007.

Item 3.    Legal Proceedings

On March 8, 2002, Ventana filed a patent infringement action against CytoLogix in Arizona Federal District Court, Case No. CIV02-117TUCRCC, alleging infringement of U.S. Patent No. 6,352,861 (Automated Biological Reaction Apparatus) by the making, using and selling of the ARTISAN™ automated staining system. The suit sought injunctive relief including a Preliminary Injunction against the continued making, using and selling of the instrument. On April 19, 2002, the court issued an Order that reflects the agreement of Cytologix to stop marketing and selling the ARTISAN™ automated staining system in its infringing embodiment until the matter is decided at the Preliminary Injunction hearing postponed to December, 2002. In September 2002, DAKO Cytomation announced it had purchased the ARTISAN product line from Cytologix. In December 2002, Cytologix filed a motion to dismiss the case. In January 2003, Ventana filed a motion opposing that motion, and asking the court to re-schedule the Preliminary Injunction hearing. On March 28, 2003, the Court granted Cytologix’ motion to dismiss the case with prejudice and also dismissed Ventana’s Motion for Summary Judgment of infringement.

CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, was filed October 27, 2000 in federal district court in Boston. The complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our Discovery® and BenchMark® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery® and BenchMark® instruments. In February 2002, CytoLogix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations which, was allowed by the court. At trial in December 2003 on the trade secret issue, the jury determined that Ventana had not misappropriated any trade secrets (see related case no. 01-10178 REK discussions below). At a hearing on February 25, 2004, the Judge stated that the remaining issues of monopolization and Lanham Act violations will not be addressed by the Court until after an Appeal to the Federal Circuit has been heard and decided.

CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, was filed January 30, 2001 in the U.S. District Court, Eastern District of Massachusetts. This Complaint claims that we infringed on CytoLogix’s U.S. Patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and the Complaint was later amended to add U.S. Patent No. 6,183,693, issued February 7, 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages for willful infringement (unspecified amount) and an injunction against our further manufacture and sale of Discovery® and BenchMark® instruments.

Previously this case was consolidated for purposes of discovery with case no. 00-12231REK. They were bifurcated for trial at the January 28, 2003 status conference. Trial on the issues of patent infringement and trade secret misappropriation occurred November 23 through December 22, 2003. At the conclusion of the trial, the jury found Ventana liable on the two patent cases (no willful infringement), and not liable on the misappropriation of the trade secret issue. Ventana filed post-trial motions for judgment as a matter of law and a new trial. A hearing for an injunction occurred on February 25, 2004 in Boston. The Judge denied all post-trial motions and framed the scope of the imminent injunction, the details of which are subject to final negotiations between the parties and affirmation by the Court. However, the imminent injunction will prohibit Ventana from manufacturing and selling the Benchmark®/Discovery® systems, but will not prohibit their continued use by customers, and will not prohibit Ventana from supplying reagents to customers. At the same February 25, 2004 hearing, the Judge stated that the hearings on the issues of patent damages and the antitrust-related claims will not be scheduled until the conclusion of our appeal to the Federal Circuit, which is likely to be decided in 2005.

CYTOLOGIX v. VENTANA, Case No. 4 Ni 54/00 (EU) (Nullity suit), was filed November 9, 2000 in the German Federal Patent Court, Munich, Germany. In a decision at the oral hearing March 20, 2002, the German Federal Patent Court ruled that our German patent no. DE 69117052.5, which covers various aspects of our previous generation GENII® automated slide staining system, is invalid. The technology addressed by the German patent is unrelated to the technologies involved in any of the other patent litigations, including the individual slide heating technology that is the subject of the Boston-based patent litigation. The decision affects our ability to enforce this patent in Germany subject to an appeal and final decision on validity. On May 22, 2002, we filed an appeal to the German Federal Court of Justice seeking that the previous judgment be set aside, and that the complaint be dismissed by substituting an amended claim into the patent. We have been advised by German Patent Counsel that the case is behind schedule, and we doubt that a hearing will occur in 2004. We expect that this Appeal will be heard by no later than the end of 2005.

On March 5, 2003 Ventana was served with a Summons and Complaint by Vision Biosystems, Ltd. (“Vision”) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patents Nos. 5,355,439 and 6,352,861, both owned by Ventana, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BOND™ system infringes both of the aforementioned patents, and Vision has a reasonable apprehension of being sued. On May 6, 2003, Ventana filed its Answer to the Vision Complaint in the Massachusetts action and the parties are currently conducting discovery. On November 7, 2003, Vision filed a motion for Summary Judgment of non-infringement of the ‘861 patent. On November 12, 2003, Ventana filed a motion to amend our Answer to add a counterclaim for infringement of the ‘439 and ‘861 patents by the BOND system. On January 15, 2004, Ventana filed its opposition to Vision’s Summary Judgment motion, and filed its own cross-motion for Summary Judgment of infringement.

On November 19, 2001 a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This Complaint alleges that we infringe two U.S. patents held by Digene, U.S. Nos. 4,849,331 and 4,849,332 by activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an Answer denying the allegations on February 4, 2002. The parties have filed cross-motions for Summary Judgment. In addition, in November 2002 Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business, and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and Ventana. On May 22, 2003, the judge ordered that further discovery be taken on the issues of arbitrability. On January 21-23, 2004, the court held a hearing on arbitrability. The parties are awaiting a decision. On March 1, 2004, the Judge dismissed without prejudice all of the pending motions in the case, without comment.

On June 15, 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce in Paris, France to contest the purported termination by Institut Pasteur of the Sublicense Agreement acquired by Ventana from Beckman in September, 2002. Institut Pasteur has responded, and the parties have selected a panel of arbitrators. On December 8, 2003, the panel framed the Terms of Reference, the issues to be heard in the case. Ventana continues to operate under the terms of the Sublicense Agreement pending the outcome of the arbitration. On February 2, 2004, Ventana submitted its statement of claim. The arbitration is scheduled to be heard in September 2004.

On February 11, 2003, we filed a Complaint in Arizona Federal District Court against BioGenex Laboratories, Inc. (“BioGenex”), for infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). On September 2, 2003, BioGenex served its Answer to the Complaint denying infringement. On September 18, 2003, BioGenex amended its Answer to Ventana’s Complaint adding the defense of invalidity. The parties are currently conducting discovery.

On August 25, 2003, a patent infringement claim was filed against Ventana entitled BIOGENEX LABORATORIES, INC., v. VENTANA MEDICAL SYSTEMS, INC., in the United States District Court for the District Court Northern California, San Jose Division (Case No. C03 03913 JF). This Complaint alleges that Ventana infringes three US patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787 and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. Ventana filed its Answer on October 6, 2003.

On July 15, 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. The parties have begun discovery.

In December 2003, Ventana was served with a Complaint for a Declaratory Judgment of non-infringement of Ventana’s registered US trademark for its circle-of-Vs logo, Reg. No. 2087392, by Varian Medical Systems. The case is in the Federal Court for the Northern District of California, Case No. C03 03918(JF). On February 2, 2004 Ventana filed its Answer and first Amended Counterclaim for trademark infringement. The case is in early stage discovery.

We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe, after conferring with legal counsel, that we have meritorious defenses to the claims in these actions and that resolution of these matters, both individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceedings are uncertain and there can be no assurance to that effect.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters, and Issuers of Equity Securities

Our common stock is listed on the NASDAQ National Market under the symbol “VMSI.” The closing price of our common stock on March 4, 2004 was $42.50. The following table shows the high and low bid prices in dollars per share for the last two years as reported by NASDAQ:

	Low	High
Year Ended December 31, 2002
First Quarter	$18.00	$24.35
Second Quarter	$18.27	$25.80
Third Quarter	$16.32	$24.30
Fourth Quarter	$15.23	$24.50
Year Ended December 31, 2003
First Quarter	$17.41	$23.71
Second Quarter	$18.30	$28.08
Third Quarter	$26.71	$44.80
Fourth Quarter	$33.35	$43.25

As of March 4, 2004, there were approximately 4,000 beneficial holders of our common stock.

Dividend Policy

No cash dividends were declared or paid in fiscal 2003 or fiscal 2002. We anticipate retaining all available funds to finance future internal growth and product development. Furthermore, under the terms of our line of credit, we are prohibited from declaring dividends on any of our equity securities.

Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750,000 shares of its common stock in the open market or in privately negotiated transactions. During 2003, the Company purchased 210,400 shares of its common stock for $6.1 million. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the Fourth Quarter

The following table sets forth the repurchases made by the Company in the fourth quarter of 2003.

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
October 1–October 31, 2003	77,000	$37.48	77,000	545,600
November 1–November 30, 2003	—	—	—	545,600
December 1–December 31, 2003	46,000	$34.32	46,000	499,600

Equity Compensation Plan Information

Information regarding the Company’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Executive Compensation-Equity

Compensation Plan Information” in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2003, which information is incorporated herein by reference.

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

Selected Consolidated Financial Data

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$45,340	$49,682	$61,586	$80,365	$103,345
Instruments	24,069	21,467	26,227	25,072	29,035

Total net sales	69,409	71,149	87,813	105,437	132,380
Cost of goods sold	21,218	36,377	27,622	31,244	35,180

Gross profit	48,191	34,772	60,191	74,193	97,200
Operating expenses:
Research and development	7,078	11,116	14,929	16,359	19,598
Selling, general and administrative	32,381	43,800	42,760	51,828	64,449
Amortization of intangible assets	1,051	1,474	1,575	1,646	1,678
Special charges	—	4,519	—	1,151	5,700

Income (loss) from operations	7,681	(26,137)	927	3,209	5,775
Interest and other income (expense)	(370)	1,346	826	1,392	469

Income (loss) before taxes and cumulative effect of accounting change	7,311	(24,791)	1,753	4,601	6,244
(Provision for) benefit from income taxes	5,500	(350)	(311)	(528)	(272)

Income (loss) before cumulative effect of accounting change	12,811	(25,141)	1,442	4,073	5,972
Cumulative effect of accounting change, net of tax(l)	—	(2,154)	—	—	—

Net income (loss)	$12,811	$(27,295)	$1,442	$4,073	$5,972

Amounts per common share, basic:
Income (loss) before cumulative effect of accounting change	$0.95	$(1.70)	$0.09	$0.25	$0.36
Cumulative effect of accounting change	—	(0.15)	—	—	—

Net income (loss) per share, basic	$0.95	$(1.85)	$0.09	$0.25	$0.36

Amounts per common share, diluted:
Income (loss) before cumulative effect of accounting change	$0.88	$(1.70)	$0.09	$0.25	$0.35
Cumulative effect of accounting change	—	(0.15)	—	—	—

Net income (loss) per share, diluted	$0.88	$(1.85)	$0.09	$0.25	$0.35

Pro forma income (loss) assuming the accounting change is applied retroactively:
Net income (loss)	$11,668	$(25,141)
Net income (loss) per common share
basic	$0.87	$(1.70)
diluted	$0.80	$(1.70)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,787	$38,512	$12,280	$18,708	$39,685
Long-term debt	2,044	3,408	2,521	2,357	2,453
Working capital	28,408	49,577	33,838	39,030	55,942
Total assets	73,161	109,582	110,985	125,137	141,214
Accumulated deficit	(19,341)	(46,636)	(45,194)	(41,121)	(35,149)
Total stockholders’ equity	60,500	87,088	94,153	102,104	112,376

(1)	During the year ended December 31, 2000, the Company changed its methods of revenue recognition for its products that require installation by the Company at the customer’s site in accordance with Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue for products upon shipment to the customer, but prior to installation.

The following tables contain summary unaudited quarterly consolidated statements of operations for the four quarters ended December 31, 2003 and 2002. We have prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations presented on page F-3. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Summary Quarterly

Condensed Consolidated Financial Data

	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$23,176	$25,726	$25,436	$29,007
Instruments	6,084	7,725	6,524	8,702

Total net sales	29,260	33,451	31,960	37,709
Cost of goods sold	8,497	9,357	7,861	9,465

Gross profit	20,763	24,094	24,099	28,244
Operating expenses:
Research and development	4,295	4,872	5,057	5,374
Selling, general and administrative	14,693	15,615	15,207	18,934
Amortization of intangible assets	457	462	466	293
Special charges	—	—	—	5,700

Income (loss) from operations	1,318	3,145	3,369	(2,057)
Interest and other income (expense)	168	215	(33)	119

Income (loss) before taxes	1,486	3,360	3,336	(1,938)
Provision for income taxes	(67)	(62)	(47)	(96)

Net income (loss)	$1,419	$3,298	$3,289	$(2,034)

Net income (loss) per common share
— Basic	$0.09	$0.20	$0.20	$(0.12)

— Diluted	$0.09	$0.20	$0.19	$(0.12)

Average basic common shares outstanding	16,362	16,354	16,492	16,649

Average diluted common shares outstanding	16,655	16,878	17,730	16,649

Summary Quarterly

Condensed Consolidated Financial Data

	Year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$17,835	$19,800	$20,411	$22,319
Instruments	4,347	5,951	6,676	8,098

Total net sales	22,182	25,751	27,087	30,417
Cost of goods sold	6,810	7,885	7,989	8,560

Gross profit	15,372	17,866	19,098	21,857
Operating expenses:
Research and development	3,622	3,849	4,075	4,813
Selling, general and administrative	11,708	12,930	13,060	14,130
Amortization of intangible assets	412	396	382	456
Special charges	—	—	1,151	—

Income (loss) from operations	(370)	691	430	2,458
Interest and other income	3	63	108	1,218

Income (loss) before taxes	(367)	754	538	3,676
Provision for income taxes	(188)	(276)	(31)	(33)

Net income (loss)	$(555)	$478	$507	$3,643

Net income (loss) per common share
— Basic	$(0.03)	$0.03	$0.03	$0.22

— Diluted	$(0.03)	$0.03	$0.03	$0.22

Average basic common shares outstanding	16,187	16,258	16,308	16,339

Average diluted common shares outstanding	16,187	16,622	16,609	16,601

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to Ventana’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by Ventana or its representatives in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by Ventana with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions including third-party reimbursement; the size and growth of the overall market; intense competition among sellers and distributors of instrument-reagent systems; difficulties in anticipating or forecasting changes in consumer demand for Ventana products, and the various market factors described above; difficulties in implementing, operating, and maintaining Ventana’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, the ability of Ventana to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of Ventana’s products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; business disruptions; increased costs of freight and transportation; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against Ventana; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect Ventana’s business and financial performance. Moreover, Ventana operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Ventana’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place reliance on forward-looking statements as a prediction of actual results.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

We have adopted the following critical accounting policies used in the preparation of our consolidated financial statements. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 and No. 104 Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.

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

Our shipping terms are as follows for Domestic and International sales:

Domestic (primarily U.S.)

We sell direct to end customers in North America with shipping terms of FOB Point of Distribution, therefore title passes to the customer upon shipment from Ventana.

International (primarily Europe and Japan)

We sell to both end customers and distributors depending on the market. For sales to end customers and distributors our shipping terms are FOB Point of Distribution and therefore title passes to the customer upon shipment from Ventana.

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

Inventory Reserves

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected are, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, we generally evaluate estimates of demand over the next 12-month period forecast and provide reserves for inventory on hand in excess of the estimated 12-month demand.

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

Legal Contingencies

We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Results of Operations

Comparison of 2003 and 2002

Net Sales

Net sales increased by 26% to $132.4 million in 2003 versus $105.4 million in 2002. Reagent and other sales increased 29%, primarily due to an increase in our total installed base to approximately 4,600 in 2003 versus 4,000 in 2002. In addition, the BenchMark® series of instruments automates more processes than earlier generation instruments and therefore has a significantly larger reagent annuity stream. The average reagent annuity stream per installed instrument, increased by 9% during the year to $21,700 from $20,000 in 2002. Instrument revenue increased 16%, primarily due to foreign currency favorability in 2003 versus 2002. By segment, domestic and international revenues increased 20% and 43% respectively versus 2002, paced by 22% and 51% growth in reagent and other revenue, respectively.

Gross Margin

Total gross margin percentage increased to 73% in 2003 from 70% in 2002. Absent a $0.7 million special charge in 2003 to write-down Techmate® and Tissue Processor inventory to net realizable value, gross margins were 74%. This improvement was driven primarily by strong manufacturing performance, an increase in our product mix toward reagents which carry a higher margin than instruments and general pricing in our business.

Research and Development

Research and development spending increased to $19.6 million in 2003 from $16.4 million in 2002. This increase was driven primarily by our aggressive new platform development programs for the histology market and our reagent chemistry application initiatives for the histology, cytology and molecular discovery/research businesses. Consistent with our long-term strategy of decreasing expense as a percentage of sales, research and development expense as a percent of sales decreased to 15% in 2003 from 16% in 2002.

Selling, General and Administrative (SG&A)

SG&A expenses increased to $64.4 million in 2003 from $51.8 million in 2002. This 24% increase primarily reflects our investments in our sales force and associated infrastructure, continued development of our marketing organization, and new product launch activities. We also continued to invest in fortifying our intellectual property position and defending ourselves in a number of litigation matters (see Item 3. Legal Proceedings). As a percentage of net sales, SG&A was unchanged from 2002 at 49%.

Amortization of Intangible Assets

Amortization expense of intangible assets increased to $1.7 million in 2003 from $1.6 million in 2002 due to the incremental amortization associated with our transaction with Beckman Coulter, Inc. in the third quarter of 2002.

Special Charges

During the fourth quarter of 2003, we decided to exit the Techmate® and tissue processor product lines, close our Chicago reference lab business and re-locate our pharma services business to Tucson, Arizona. As a result of these decisions, a special charge of $6,429,000 was recorded. The following table summarizes these charges and provides a roll forward of the related reserves through December 31, 2003 (amounts in thousands):

	Initial Charges	Through December 31, 2003	Balances as of December 31, 2003
Exit of Techmate product line	$2,385	$2,385	$—
Discontinuance of tissue processor product line	2,006	2,006	—
Exit of reference lab business	1,315	1,284	31
Costs to relocate pharma services business, other	723	473	250

Total impairment charges and other expenses	$6,429	$6,148	$281

The total charge of $6,429,000 is included in the Statement of Operations as cost of sales ($729,000) and special charges ($5,700,000).

Charges of $2,385,000 were taken to exit the Techmate® product line. This includes a $1,806,000 charge that was taken to write-down the customer base and a $261,000 charge taken to write-off developed technology assets purchased during the 1996 Biotek Solutions, Inc. acquisition. In addition, a $318,000 charge to cost of sales was taken to write-down all associated inventory to net realizable value.

A charge of $2,006,000 was taken to discontinue the tissue processor product line. This included a $953,000 charge to write-off the developed technology purchased during the 1998 Biotechnology Tools, Inc. acquisition. In addition, a $642,000 charge was taken to accelerate depreciation on fixed assets and other assets, as well as a $411,000 charge to cost of sales to write-down all associated inventory to net realizable value.

We recognized charges of $1,315,000 to exit the reference lab business. Of this charge, $696,000 was taken to write-off the developed technology purchased during the 2000 Quantitative Diagnostic Laboratories, Inc. acquisition, and $619,000 related to accelerated depreciation on fixed assets and employee severance costs.

Charges of $723,000 were primarily taken in association with relocating the pharma services business. This expense mainly consists of lease exit costs and accelerated depreciation on leasehold improvements.

Interest and Other Income (Expense)

Interest and other income decreased to $0.5 million in 2003 from $1.4 million in 2002. This decrease was due to a $0.9 million benefit received in 2002 in connection with our claims in the United States Bankruptcy Court of the District of Delaware titled IN RE ONCOR, INC., No. 9-437 (JJF).

Income Taxes

Income tax expense consists principally of state income taxes. U.S. and international taxes were largely offset by income tax benefits existing from previously reserved deferred tax assets. We have recorded on our balance sheet deferred tax assets, net of a valuation reserve, for the portion of our total deferred tax assets that management believes are more likely than not of being recoverable in the foreseeable future. During 2003, management’s estimate of the portion of its deferred tax assets that were more likely than not of being recoverable remained unchanged. To the extent management’s estimates with respect to the recoverable portion of its deferred tax assets change in the future, income tax expense/benefit could be impacted by such estimates. Tax expense decreased to $0.3 million in 2003, from $0.5 million in 2002, primarily due to the mix of domestic revenues associated with state franchise taxes.

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

Research and Development

Research and development spending increased to $16.4 million in 2002 from $14.9 million in 2001. In 2002, we completed development of our next generation stainer the BenchMark® XT, and continued work on both our proprietary imaging system and our high volume H&E Primary Stainer. In addition, we are investing in life sciences and associated reagent development consistent with our goal of improving our position in the anatomical pathology market. Our 2002 investments notwithstanding, research and development spending decreased as a percent of sales to 16% in 2002 from 17% in 2001.

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

As a result of this transaction, we incurred a $1.2 million non-cash charge to write off the value of an existing supply agreement ($0.9 million) and associated developed technology ($0.3 million) previously acquired through the purchase of certain oncology diagnostic technology and assets from Oncor, Inc. in 1998.

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

Income Taxes

We did not recognize any expense for U.S. taxes in 2002 or 2001 due to the existence of valuation allowances that had the effect of offsetting such expenses. We have recorded on our balance sheet deferred tax assets, net of valuation reserve, for the portion of our total deferred tax assets that management believes are more likely than not of being recoverable in the foreseeable future. To the extent management’s estimates with respect to the recoverable portion of its deferred tax assets change in the future, income tax expense/benefit could be impacted by such estimates. Tax expense reported consists of certain state and international taxes. Tax expense increased to $0.5 million in 2002, up from $0.3 million in 2001, due to growth in domestic revenues, increased state franchise taxes and the impact of increased operating profits in states where we are not permitted to offset current profits with prior period losses.

Liquidity and Capital Resources

Cash and Cash Flow

Cash and cash equivalents was $19.7 million at December 31, 2003, an increase of $1.0 million from December 31, 2002. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by (used in) operating activities was $23.6 million, $11.7 million and $(5.3) million for fiscal years 2003, 2002 and 2001, respectively. Net cash provided by operating activities exceeded net income in 2003 primarily due to the effect of depreciation and amortization, a non-cash special charge and increases in operating liabilities.

We use cash in our investing activities primarily to fund investments in property and equipment and in 2003 to purchase short-term investments. Net cash used in investing activities in fiscal years 2003, 2002, and 2001 was $27.0 million, $8.5 million, and $25.7 million, respectively. In 2003, we placed approximately $20.0 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale. Other investment activities primarily consisted of capital expenditures of $6.5 million, $7.1 million and $23.8 million in fiscal years 2003, 2002 and 2001, respectively. During 2001, we invested in land and buildings for the construction of our facilities in Tucson, Arizona and Strasbourg, France. We currently intend to spend approximately $10.0 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

Net cash provided by financing activities in fiscal years 2003, 2002 and 2001 was $3.7 million, $3.4 million and $4.8 million, respectively. Financing activities consisted primarily from the proceeds of the exercise of warrants, stock options and employee stock purchases net of our stock repurchases.

In August of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $12.0 million. Borrowings under the line are collateralized by our receivables, inventories, and machinery and equipment. The line of credit contains certain financial covenants (measured quarterly) with which we must comply. At December 31, 2003 we had available borrowing capacity of $12.0 million, of which, $60,000 has been committed in support of a standby letter of credit. At December 31, 2003, we were in compliance with all covenants.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2004. In the event that additional capital is required, we will first access our short-term investments and existing credit facility. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transaction.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$2,469	$209	$439	$468	$1,353
Capital lease and other obligations	771	578	193	—	—
Operating lease obligations	2,479	1,527	881	71	—
Purchase obligations(1)	4,481	4,311	170	—	—

Total	$10,200	$6,625	$1,683	$539	$1,353

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not have any derivative financial instruments. The adoption of SFAS No. 149 did not have an effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2003, our cash equivalent investments are in money market accounts and overnight reverse repurchase agreements ($13.0 million) that are reflected as cash equivalents because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

Our investment portfolio, consisting of fixed income securities, was $20.0 million as of December 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2003 the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We have international operations and are thus subject to foreign currency rate fluctuations. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, the Japanese Yen and the Australian Dollar. To date, our exposure related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 15% from the rates at December 31, 2003 and December 31, 2002, the effect on our financial position and results of operation would not be material. No hedging transactions were entered into to limit this exposure.

At present, we have $2.7 million in debt obligations and there is $60,000 of borrowings under our line of credit facility at December 31, 2003. As such, our interest rate risk is limited with respect to existing debt.

During the normal course of business we are subject to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this Item 7A, and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 8.    Financial Statement and Supplementary Data

The Independent Auditor’s Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on Page F-l.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART III

The Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Items 10, 11, 12, 13, and 14 of Part III.

In May 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s Web site at www.ventanamed.com. The Company intends to post on its Web site any amendments to, or waivers from, their Code of Conduct within two days of any such amendment or waiver.

PART IV

Item 15.    Exhibits and Reports on Form 10-K

Financial Statements

The following consolidated financial statements of Ventana Medical Systems, Inc. and Report of Ernst & Young LLP, Independent Auditors, are in this Form 10-K.

Financial Statement Schedules for the Years ended December 31, 2003, 2002 and 2001

Schedule II—Valuation and Qualifying Accounts has been provided on page 36. All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

Exhibits

See Exhibits Index

Reports on Form 8-K

On October 24, 2003, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the third quarter ended September 30, 2003.

On December 31, 2003, the Registrant filed a Report on Form 8-K to file a press release announcing the outcome of the lawsuit brought against it in the United States District Court, Eastern District of Massachusetts by Cytologix Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tucson, State of Arizona, on this 11th day of March 2004.

VENTANA MEDICAL SYSTEMS, INC.

By:	/s/ NICHOLAS MALDEN
Nicholas Malden Senior Vice President, Chief Financial Officer and Secretary

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

VENTANA MEDICAL SYSTEMS, INC.

	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
Description		Charged (credited) to Costs and Expenses	Charged to Other Accounts
	(in thousands)
Year ended December 31, 2003
Deducted from asset accounts
Allowance for doubtful accounts	$1,472	$—	$(56	)(1)	$140	(2)	$1,276

Year ended December 31, 2002
Deducted from asset accounts
Allowance for doubtful accounts	$1,520	$(48)	$100	(1)	$100	(2)	$1,472

Year ended December 31, 2001
Deducted from asset accounts
Allowance for doubtful accounts	$2,639	$(1,014)	$147	(1)	$252	(2)	$1,520

(1)	Charged to revenue

(2)	Uncollectible accounts written off, net of recoveries

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Ventana Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc., as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/    ERNST & YOUNG LLP

Phoenix, Arizona

January 30, 2004

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$19,711	$18,708
Short-term investments	19,974	—
Trade accounts receivable, net of allowance for doubtful accounts of $ 1,276 and $1,472, respectively	27,398	22,623
Inventories, net	10,483	13,901
Prepaid expenses	594	878
Deferred tax assets	3,200	2,386
Other current assets	967	1,210

Total current assets	82,327	59,706
Property and equipment, net	42,516	43,777
Goodwill	2,804	2,804
Intangible assets, net	3,982	8,819
Capitalized software development costs, net	2,379	2,257
Deferred tax assets, net of current portion	5,602	6,416
Other assets	1,604	1,358

Total assets	$141,214	$125,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,081	$8,446
Other current liabilities	16,304	12,230

Total current liabilities	26,385	20,676
Long-term debt	2,453	2,357

Commitments and Contingencies

Stockholders’ equity
Common stock—$.001 par value; 50,000 shares authorized, 16,709 and 16,346 shares issued and outstanding at December 31, 2003 and 2002, respectively	17	16
Additional paid-in-capital	154,395	144,641
Accumulated deficit	(35,149)	(41,121)
Accumulated other comprehensive loss	(171)	(832)
Treasury stock—250 and 40 shares, at cost, at December 31, 2003 and 2002, respectively	(6,716)	(600)

Total stockholders’ equity	112,376	102,104

Total liabilities and stockholders’ equity	$141,214	$125,137

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Sales:
Reagents and other	$103,345	$80,365	$61,586
Instruments	29,035	25,072	26,227

	132,380	105,437	87,813
Cost of goods sold	35,180	31,244	27,622

Gross profit	97,200	74,193	60,191
Operating expenses:
Research and development	19,598	16,359	14,929
Selling, general and administrative	64,449	51,828	42,760
Amortization of intangible assets	1,678	1,646	1,575
Special charges	5,700	1,151	—

Income from operations	5,775	3,209	927
Interest and other income	469	1,392	826

Income before taxes	6,244	4,601	1,753
Provision for income taxes	272	528	311

Net income	$5,972	$4,073	$1,442

Earnings per common share:
—Basic	$0.36	$0.25	$0.09
—Diluted	$0.35	$0.25	$0.09
Shares used in computing per common share:
—Basic	16,464	16,275	15,905

—Diluted	17,300	16,581	16,427

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2001	15,444,122	$15	$134,862	$(46,636)	$(553)	$(600)	$87,088
Net income	—	—	—	1,442	—	—	1,442
Translation adjustment	—	—	—	—	(103)	—	(103)
Comprehensive income	—	—	—	—	—	—	1,339
Issuance of common stock	666,344	1	5,725	—	—	—	5,726

Balance at December 31, 2001	16,110,466	16	140,587	(45,194)	(656)	(600)	94,153
Net income	—	—	—	4,073	—	—	4,073
Translation adjustment	—	—	—	—	(176)	—	(176)
Comprehensive income	—	—	—	—	—	—	3,897
Issuance of common stock	235,122	—	4,054	—	—	—	4,054

Balance at December 31, 2002	16,345,588	16	144,641	(41,121)	(832)	(600)	102,104
Net income	—	—	—	5,972	—	—	5,972
Net unrealized gains on available for sale securities	—	—	—	—	20	—	20
Translation adjustment	—	—	—	—	641	—	641
Comprehensive income	—	—	—	—	—	—	6,613
Issuance of common stock	573,326	1	9,754	—	—	—	9,755
Repurchase of common stock	(210,400)	—	—	—	—	(6,116)	(6,116)

Balance at December 31, 2003	16,708,514	$17	$154,395	$(35,149)	$(171)	$(6,716)	$112,376

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$5,972	$4,073	$1,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,669	8,077	6,806
Non-cash intangibles and property and equipment charges	5,797	1,151	—
Writedown of inventory	1,004	395	—
Writedown of investment in Molecular Diagnostics, Inc.	—	338	—
Changes in operating assets and liabilities:
Accounts receivable	(4,775)	(2,175)	(3,766)
Inventories	2,414	(2,533)	(3,663)
Other assets	(1,176)	(3,990)	(1,339)
Accounts payable	1,635	3,713	(1,210)
Other current liabilities	4,074	2,633	(3,565)

Net cash provided by (used in) operating activities	23,614	11,682	(5,295)
Investing activities:
Purchase of property and equipment	(6,456)	(7,121)	(23,844)
Purchase of intangible assets	(557)	(1,337)	(1,471)
Purchases of short-term investments	(27,824)	—	—
Proceeds from sale of short-term investments	7,850	—	—
Investment in preferred stock and warrant in Molecular Diagnostics, Inc.	—	—	(358)

Net cash used in investing activities	(26,987)	(8,458)	(25,673)
Financing activities:
Issuance of common stock	9,755	4,054	5,726
Purchases of common stock for treasury	(6,116)	—	—
Proceeds from debt	278	354	—
Repayments of debt	(182)	(1,028)	(887)

Net cash provided by financing activities	3,735	3,380	4,839
Effect of exchange rate changes on cash and cash equivalents	641	(176)	(103)

Net increase (decrease) in cash and cash equivalents	1,003	6,428	(26,232)
Cash and cash equivalents, beginning of year	18,708	12,280	38,512

Cash and cash equivalents, end of year	$19,711	$18,708	$12,280

Supplemental cash flow information:
Income taxes paid	$272	$528	$311
Interest paid	$132	$209	$330

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and Significant Accounting Policies

Basis of Presentation:    Ventana Medical Systems, Inc. (the “Company”) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., Ventana Medical Systems Australia Pty. Ltd. and BioTechnology Tools, Inc. (BTTI). All significant intercompany balances and transactions have been eliminated. We do not have any subsidiaries in which we do not own 100% of the outstanding stock.

Fair Value of Financial Instruments:    The Company’s cash and cash equivalents, investments, accounts receivable, accounts payable and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value, due to their current maturities.

Cash and Cash Equivalents:    Cash and cash equivalents represent cash and short-term, highly liquid investments in certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions that have remaining maturities of three months or less when acquired.

Short-Term Investments:    Short-term investments consist of corporate and various government agency debt securities. Management classifies the Company’s short-term investments as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. These investments are carried at fair value. The following is a summary of available-for-sale securities:

	December 31,
	2003	2002
Federal agency bonds	$8,510	$—
Corporate commercial paper and bonds	6,972	—
State bonds	4,347	—
Money market	145	—

	$19,974	$—

During the year ended December 31, 2003, the Company did not have any gross realized gains or losses on sales of available-for-sale securities. The following table shows the amortized cost and estimated fair value of the available-for-sale securities at December 31, 2003, by maturity. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    Organization and Significant Accounting Policies (continued)

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Available for sale
Due in one year or less	$5,937	$1	$—	$5,938
Due after one year and through five years	11,117	19	—	11,136
Due after ten years	2,900	—	—	2,900

	$19,954	$20	$—	$19,974

Concentration of Credit Risk:    The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and investments. The Company’s cash and cash equivalents and investments are maintained with major, high-quality international banks and financial institutions. Generally, these securities are traded in a highly liquid market, may be redeemed upon demand and bear minimal risk. Management regularly monitors the composition and maturities of these investments and the company has not experienced any material loss on its investments. Cash and cash equivalents at times may exceed the FDIC limits. The Company believes that no significant concentration of credit risk exists with respect to these cash investments.

The Company sells its instruments and reagent products primarily to hospitals, medical clinics, reference laboratories and universities and to resellers serving such entities. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary. Credit losses have been minimal to date. No single customer accounted for 5% or more of the Company’s 2003, 2002 or 2001 net sales.

Inventories:    Inventories, principally chemical, biological and instrument parts and reagents and finished instruments, are stated at the lower of cost (first-in first-out basis) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, the Company generally evaluates estimates of demand over the next 12-month period via a forecast and provides reserves for inventory on hand in excess of the estimated 12-month demand.

Allowance for Doubtful Accounts:    The Company makes ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Historically, losses from uncollectible accounts have not exceeded our reserves. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    Organization and Significant Accounting Policies (continued)

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to twenty years. Amortization of leasehold improvements is calculated using a straight-line method over the lesser of the term of the lease or useful life of the asset. Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RAP’s), performance evaluation period programs (PEP) and rentals. PEP instruments are placed with customers for evaluation periods of up to six months. The customer is required to purchase a minimum amount of reagents and at the end of the evaluation period must purchase, rent or return the instrument. The manufacturing cost of demonstration, RAP, PEP and rental instruments is amortized over a period of three to four years to cost of goods sold (RAP’s and rentals) and selling, general and administrative expenses (PEP’s and demonstrations).

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

The Company adopted the standard effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $2,804 as of that date. The following table reflects the reconciliation of reported net income and income per share to adjust for the exclusion of goodwill amortization for the year ended December 31, 2001:

2001
Net income—as reported	$1,442
Adjustments:
Amortization of goodwill	284

Net income—adjusted	$1,726

Basic net income per share—as reported	$0.09
Basic net income per share—adjusted	$0.11
Diluted net income per share—as reported	$0.09
Diluted net income per share—adjusted	$0.11

The Company is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. All intangible and tangible assets are subjected to this test during the fourth quarter of the Company’s fiscal year. The Company’s portfolio of products offered for sale are the same worldwide with all production and manufacturing performed in Tucson, Arizona. The Company has sales offices that are dependent upon North America operations, sell to the same type of customer, and the methods of distributing the products are similar. As a result, the Company concluded there is one reporting unit which is engaged in the design, development, manufacture and marketing of proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. As of December 31, 2003, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    Organization and Significant Accounting Policies (continued)

Intangible Assets:    Intangible assets consist primarily of patents, developed technology, licenses, and customer base. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years. Estimated amortization expense for intangible assets as of December 31, 2003 for each of the five succeeding fiscal years is as follows: 2004: $1,100, 2005: $1,100, 2006: $950, 2007: $400 and 2008: $130.

Impairment of Long-Lived Assets:    The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment periodically and when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. As of December 31, 2003, no impairment on long-lived assets has been recognized other than that described in Note 15. There can be no assurance that future impairment tests will not result in a charge to earnings.

Capitalized Software Development Costs:    The Company capitalizes certain internal expenses related to developing computer software used in the instruments it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: a) the detail program design has been completed and it has been determined that the necessary skills, hardware and software technology are available to produce the product, b) the detail program design has been traced to product specifications and c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases and such costs are amortized using the straight-line method over an estimated life of five years.

Capitalized software development costs and accumulated costs are as follows at December 31:

	2003	2002
Capitalized costs	$4,908	$4,021
Less accumulated amortization	2,529	1,764

	$2,379	$2,257

Equity Investments:    The Company uses the cost method of accounting for equity investments in entities for which it holds less than 20% equity interest. These investments are included in other assets on the Company’s consolidated balance sheet. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investor, including industry and sector performance and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. In 2002, the Company recognized $338 in impairments of certain investments associated with preferred stock and a common stock warrant in Molecular Diagnostics, Inc., a company having operations or technology in areas within or adjacent to the Company’s strategic focus, and whose share price declined significantly. As of December 31, 2003, there were no further declines in fair value.

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

Foreign Currency Translations:    The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year.

The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the consolidated statements of operations of transaction gains and losses is not material for all years presented.

Revenue Recognition:    The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101, and No. 104, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.

Revenue from instrument sales made directly to the end user is generally recognized upon our completion of the installation. However, if the end user already has the identical instrument installed at the same location revenue is recognized from that sale upon shipment.

A portion of our instrument revenue is from sales made to distributors under agreements that require them to assume responsibility for product installation without recourse to the Company. Revenue for instruments sold under these agreements is recognized upon shipment to the distributor when the Company assesses their ability to pay for that sale. There are certain foreign distributors for which revenue is not recognized until the instrument is installed and accepted by the end user, thereby making the related payment assured.

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

Provisions for estimated sales returns are established as a reduction of product sales revenue at the time revenues are recognized. These revenue reductions are established by the Company’s management using their best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are reflected as a direct reduction to accounts receivable through an allowance. The Company has not had significant product returns and is not contractually obligated to accept returns unless such returns are related to warranty provisions. The Company does not accept reagent product returns due to FDA regulations and does not offer volume rebates or provide price protection.

Our Performance Evaluation Period (PEP) program is a formal agreement whereby a staining system is installed on the premises of a pre-qualified customer for the purpose of allowing the customer to evaluate the system’s functionality over an extended trial period. The customer agrees to purchase a reagent starter kit at the time of installation and to purchase a minimum volume of reagents over the life of the trial period. Minimum purchase requirements vary by customer. Associated reagent revenue is recognized upon shipment of each reagent order. Upon completion of the trial period, the customer purchases the staining system or returns it to the Company. In those cases where the customer purchases the staining system, the Company recognizes revenue consistent with our revenue recognition policies. If the customer elects to rent the staining system, the rental income is presented in Instrument Sales while the reagent revenue is presented in Reagents and Other Sales and the cost of the staining system is depreciated to Cost of Goods Sold using the straight-line method over the life of the system or rental period, whichever is less.

Product Warranty:    The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The accrual and the related expense for known issues were not significant as of and for the fiscal years presented. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Shipping Costs:    All costs of shipping products to customers are included in costs of sales.

Stock-Based Employee Compensation:    At December 31, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    Organization and Significant Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$5,972	$4,073	$1,442
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, (no tax benefit available in 2003, 2002 and 2001)	(8,961)	(8,086)	(9,483)

Pro forma net loss	$(2,989)	$(4,013)	$(8,041)

Earnings per share:
Basic—as reported	$0.36	$0.25	$0.09

Basic—pro forma	$(0.18)	$(0.25)	$(0.51)

Diluted—as reported	$0.35	$0.25	$0.09

Diluted—pro forma	$(0.18)	$(0.25)	$(0.51)

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 8 for further discussion of the Company’s stock-based employee compensation, including assumptions relating to the proforma amounts above.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:    Certain amounts in prior year financial statements have been reclassified to conform to the 2003 financial statement presentation.

Recently Issued Accounting Standards:    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    Organization and Significant Accounting Policies (continued)

relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered in to or modified after June 30, 2003. The Company does not have any derivative financial instruments. The adoption of SFAS No. 149 did not have an effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

2.    Inventories

Inventories consist of the following:

	December 31,
	2003	2002
Raw materials and work-in-process	$2,977	$4,535
Finished goods	7,506	9,366

	$10,483	$13,901

3.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002
Land	$6,327	$6,327
Buildings	19,067	18,872
Diagnostic instruments	17,334	15,015
Machinery and equipment	10,243	9,078
Computers and related equipment	8,212	6,709
Fixed assets under capital lease	2,250	2,250
Furniture and fixtures	2,169	1,460
Leasehold improvements	147	309

	65,749	60,020
Less accumulated depreciation and amortization	23,693	16,504
Projects in progress	460	261

	$42,516	$43,777

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Intangible Assets

Intangible assets consist of the following:

	December 31,
	2003	2002
Patents	$2,731	$2,174
Developed technology	1,795	4,400
Licenses	1,529	1,769
Customer base	252	2,606

	6,307	10,949
Less amortization	2,325	2,130

	$3,982	$8,819

5.    Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2003	2002
Employee compensation and benefits	$7,425	$5,242
Deferred revenue	4,077	3,172
Taxes payable	1,454	904
Product warranty	901	1,076
Current portion of long-term debt	787	340
Accrued royalties	491	581
Other accrued liabilities	1,169	915

	$16,304	$12,230

6.    Line of Credit

The Company has a $12,000 line of credit arrangement with a bank that is subject to renewal in August 2005. Borrowings under the line are collateralized by the Company’s receivables, inventories, and machinery and equipment. The line of credit contains certain financial covenants (measured quarterly) with which the Company must comply, prohibits the payment of dividends on the Company’s stock and limits the number of treasury shares the Company may purchase. In addition, borrowings are limited to 50% of outstanding accounts receivable plus 25% of the value of finished goods of the Company, which as of December 31, 2003 resulted in available borrowing of $12,000, of which $60 has been committed in support of various standby letters of credit. At December 31, 2003, the Company was in compliance with all covenants.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Long-term Debt

Long-term debt consists of the following:

	December 31,
	2003	2002
Notes payable for European facility, floating interest rates, due June 30, 2015	$2,469	$2,230
Capital lease and other obligations, various terms and interest rates	771	467

	3,240	2,697
Less current portion	787	340

	$2,453	$2,357

Future payments under the above obligations are as follows at December 31, 2003:

2004	$787
2005	409
2006	223
2007	230
2008	238
Thereafter	1,353

$3,240

8.    Stockholders’ Equity

Under the Company’s 1988 Stock Option Plan (the “1988 Plan”), up to 1,340 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of fair market value of the Company’s stock on the date of grant. Options generally vest over a four-year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates. There are currently no shares of common stock available for grant under the 1988 Plan and 143 options remain outstanding at prices ranging from $0.84 to $16.50 per share.

In April 1996, the Company’s Board of Directors authorized the 1996 Stock Option Plan (the “1996 Plan”). A total of 2,475 shares of common stock have been reserved for issuance under the 1996 Plan. In order to be incentive stock options (ISOs), options must be granted at not less than 100% of the fair market value of the Company’s stock on the dates of grant. Options generally vest over four years (grants made prior to 1998) or five years (1998 and subsequent grants) and expire in ten years. There are 484 shares of common stock available for grant under the 1996 Plan and 1,276 options remain outstanding at prices ranging from $12.25 to $26.34 per share.

In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the “1996 Purchase Plan”). A total of 700 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 489 shares of common stock have been issued under the 1996 Purchase Plan at prices ranging from $8.18 to $24.01 per share. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semiannual purchase date.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Stockholders’ Equity (continued)

In June 1996, the Company adopted the 1996 Director Stock Option Plan (the “Director Plan”) and reserved a total of 250 shares of related common stock for issuance. Commencing with the Company’s 1997 annual meeting of stockholders, each non-employee director was to be granted a non-statutory option to purchase an amount of shares of the Company’s common stock equal to 5 shares multiplied by a fraction, the numerator of which shall be $15.00 per share and the denominator of which shall be the fair market value of one share of the Company’s common stock on the dates of grant. The exercise price of options granted under the Director Plan is equal to the fair market value of one share of the Company’s common stock on the dates of grant. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. 99 and 91 shares were issued under this version of the Plan in 1998 and 2001, respectively, bringing the total shares issued under the prior and current version of the Director Plan to 250. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. There are 3 shares of common stock available for grant under the Director Plan and 247 options remain outstanding at prices ranging from $10.125–$27.38 per share.

In September 1998, the Company’s Directors approved the repurchase of up to 750 shares of the Company’s common stock. A total of 210 and 40 shares were repurchased under this authorization in 2003 and 1998, respectively.

On March 9, 1998, the Company’s Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company’s Common Stock for shareholders of record on May 8, 1998. Each right entitles stockholders to buy  1/1000th of a share of the Company’s Series A Participating Preferred Stock at an exercise price of eighty-five dollars ($85.00) per  1/1000th of a share. The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company’s Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company’s Common Stock. If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company’s Common Stock, each Right not owned by a holder of 20% or more of the Common Stock will entitle its holder to purchase, at the Right’s then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the Right’s exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company’s Common Stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligation under the Rights and the Right will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering the opportunity to exercise the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

In January 1999, the Company’s Board of Directors authorized the 1998 Nonstatutory Stock Option Plan (the “1998 NSO Plan”). In 2003, the Company increased the plan reserve by 500 shares, for an aggregate total of 2,500 shares. This plan is reserved for issuance to employees and consultants of the Company, but under no circumstances to officers or directors. Options generally vest over five years and expire ten years after the date of grant, however, the Board of Directors, at its discretion, may decide the period over which options become

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Stockholders’ Equity (continued)

exercisable and their expiration dates. There are 968 shares of common stock available for grant under the 1998 NSO Plan and 1,191 options remain outstanding at prices ranging from $16.188 to $39.910 per share.

In May 2001, the stockholders approved the adoption of the 2001 Outside Director Stock Option Plan (the “2001 Director Plan”) and reserved a total of 500 shares of common stock for issuance to directors who are not also active full-time employees of the Company or another company in which Ventana has a 50% or more voting interest. The exercise price of options granted under the 2001 Director Plan is equal to the fair market value of one share of the Company’s common stock on the dates of grant. Each option granted under the 2001 Director Plan vests on a cumulative monthly basis over a one-year or three-year period and has a 10-year term. There are 229 shares of common stock available for grant under the 2001 Director Plan and 271 options remain outstanding at prices ranging from $20.24–$34.10 per share.

In 2001, a warrant for the purchase of 465 shares of common stock was exercised at a strike price of $5.82 per share. The Company received $2,600 in net proceeds from the exercise of this warrant. The Company has no outstanding warrants at December 31, 2003.

Pro forma information regarding net income (loss) and earnings (loss) per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants under the option plans:

	Years Ended December 31,
	2003	2002	2001
Weighted average risk-free interest rate	3.0%	3.6%	4.3%
Expected life of options (years)	6.5	5.9	5.8
Expected stock volatility	72.3%	57.2%	62.6%
Expected dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair values of options granted for the years ended 2003, 2002 and 2001, for which the exercise price was equal to the fair market value of the stock were $26.98, $11.65, and $13.49 per share, respectively.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Stockholders’ Equity (continued)

A summary of the Company’s stock option activity and related information is as follows:

	Outstanding Stock Options
	Shares Available for Options	Number of Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	1,603	2,503	$18.14
Authorized	500	—	—
Granted	(799)	799	22.34
Exercised	—	(117)	15.84
Canceled	204	(204)	21.13

Balance at December 31, 2001	1,508	2,981	$19.07
Authorized	500	—	—
Granted	(608)	608	20.69
Exercised	—	(142)	16.99
Canceled	149	(149)	22.58

Balance at December 31, 2002	1,549	3,298	$19.30
Authorized	500	—	—
Granted	(554)	554	22.80
Exercised	—	(534)	15.56
Canceled	190	(190)	21.34

Balance at December 31, 2003	1,685	3,128	$20.44

	Stock Options at December 31, 2003
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 0.84–$17.88	838	$15.48	4.6	759	$15.27
$18.03–$20.24	948	19.99	8.1	342	20.05
$20.44–$22.63	637	21.52	6.7	504	21.53
$23.50–$24.10	649	24.93	7.1	486	24.48
$34.53–$39.91	56	37.79	9.8	—	—

	3,128	$20.44	6.7	2,091	$19.70

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Income Taxes

Income (loss) before income taxes and cumulative effect of accounting change is comprised as follows:

	Years Ended December 31,
	2003	2002	2001
Current:
Domestic	$2,957	$3,833	$3,610
Foreign	3,287	768	(1,857)

	$6,244	$4,601	$1,753

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001
Current:
U.S. Federal	$48	$—	$—
State	181	448	213
Foreign	43	80	98

	272	528	311
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$272	$528	$311

A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2003	2002	2001
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	2.9	6.3	7.9
Foreign taxes	0.7	1.7	5.6
Non-deductible expenses	22.5	6.6	34.0
Change in valuation allowance and other	(56.7)	(38.1)	(64.8)

Effective tax rate	4.4%	11.5%	17.7%

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2003	2002
Non-current:
Net operating loss carry forwards	$1,549	$4,173
Foreign loss carry forwards	—	354
General business credit carry forwards	4,040	3,497
Depreciation expense	3,155	2,725
In-process R&D write-off	814	844
Capitalized software development costs	(904)	(872)
AMT credit carry forward	242	242
Other	1,466	1,039
Valuation reserve	(4,760)	(5,586)

Net non-current deferred tax assets	5,602	6,416
Current:
Deferred revenue	1,271	1,143
Allowance for doubtful accounts	464	577
Foreign loss carry forwards	540	541
Net operating loss carry forwards	1,909	1,173
Other	1,710	1,031
Valuation reserve	(2,694)	(2,078)

Net current deferred tax assets	3,200	2,386

Total net deferred tax assets	$8,802	$8,802

In 2003, the valuation allowance decreased by $210. This decrease related principally to the utilization of net operating loss carry forward deferred tax assets due to 2003 taxable income, offset by an increase to the allowance relating to a $3,324 employee stock option tax benefit which in general did not have the effect of increasing net operating loss carry forwards due to other 2003 increases in temporary differences. In 2002 and 2001, the valuation reserve decreased by $1,761 and $486 respectively primarily due to the utilization of certain deferred tax assets by current period income that were previously reserved, expiring state net operating loss carry forwards, and reversal of temporary differences. No additional valuation allowance was considered necessary for the deferred tax assets of $8,802 that are reflected on the consolidated balance sheet at December 31, 2003, as management believes that it is more likely than not such assets will be recovered.

At December 31, 2003, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $9,800 and $2,000 respectively. These federal and state carry forwards will begin to expire in 2013 and 2005, respectively, if not previously utilized. The Company also has research and development tax credit carry forwards of approximately $4,000 that begin to expire in 2005, if not previously utilized. Utilization of the Company’s net operating loss carry forwards will be subject to limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company’s prior issuances of equity securities. These carry forwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carry forwards. In addition, the Company has certain foreign net operating loss carry forwards approximating $1,500.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Commitments and Contingencies

Lease Commitments:

The Company leases an office facility and equipment under certain operating leases. Future minimum lease payments under operating leases at December 31, 2003 are as follows:

2004	$1,527
2005	659
2006	222
2007	69
2008	2

$2,479

Lease expense totaled $1,243, $1,612, and $2,163 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation:

The Company is litigating several matters with CytoLogix, Inc., a Massachusetts company. The litigation primarily involves intellectual property and related matters associated with the Company’s Discovery® and BenchMark® instruments. At the conclusion of a trial held from November 23, 2003 to December 22, 2003, a jury found Ventana liable for infringing two patents (no willfulness), and not liable for misappropriation of trade secrets. A hearing for an injunction was held February 25, 2004 in Boston, Massachusetts. The Judge denied all post-trial motions and framed the scope of the imminent injunction, the details of which are subject to final negotiations between the parties and affirmation by the Court. The Company anticipates that an injunction will be issued enjoining Ventana from the manufacture and sale of Benchmark®/Discovery® instruments. However, the imminent injunction does not prevent the instruments’ continued use by customers, nor prevent Ventana from supplying reagents to customers in the future. At the same February 25, 2004 hearing, the Judge stated that hearings on the issues of damages and the antitrust-related claims will not be scheduled until after conclusion of an appeal to the Federal Circuit on claim construction issues. This appeal is likely to be decided in 2005. Management has not recorded any asset impairment subject to the imminent injunction, or accrued any liability with respect to this litigation given that management, after conferring with legal counsel, believes that it is probable, as defined in SFAS No. 5, that the Court’s current position will be overturned.

In the ordinary course of our business, we are involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

11.    Benefit Plan

Effective January 1, 1993, the Company adopted a 401 (k) Defined Contribution Benefit Plan (the “Plan”), which covers substantially all employees of the Company from their date of hire. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions and the Plan also permits the Company to make discretionary matching contributions. Beginning July 2002, the Company elected to make discretionary matching contributions to the Plan for all non-management employees. The Company contributed $229 and $81 in matching contributions during 2003 and 2002, respectively. The Company did not make any matching contributions to the Plan in 2001.

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

	Year ended December 31, 2003
	North America	International	Eliminations	Totals
Sales to external customers	$94,445	$37,935	$—	$132,380
Depreciation and amortization expense	6,312	2,357	—	8,669
Segment profit	2,728	3,244	—	5,972
Segment assets	131,507	27,639	(17,932)	141,214
Expenditures for long-lived assets	5,281	1,175	—	6,456

	Year ended December 31, 2002
	North America	International	Eliminations	Totals
Sales to external customers	$78,279	$27,158	$—	$105,437
Depreciation and amortization expense	7,042	1,035	—	8,077
Segment profit	3,385	688	—	4,073
Segment assets	118,906	26,996	(20,765)	125,137
Expenditures for long-lived assets	5,278	1,843	—	7,121

	Year ended December 31, 2001
	North America	International	Eliminations	Totals
Sales to external customers	$63,899	$23,914	$—	$87,813
Depreciation and amortization expense	5,765	1,041	—	6,806
Segment (loss) profit	3,397	(1,955)	—	1,442
Segment assets	106,887	22,213	(18,115)	110,985
Expenditures for long-lived assets	21,743	2,101	—	23,844

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    Transaction with Beckman Coulter, Inc.

On September 24, 2002, the Company entered into an agreement with Beckman to acquire their HPV business and related assets, which included their HPV intellectual property portfolio and related products, for the quantitative and qualitative identification of HPV. The acquisition principally included the intellectual property rights and the related technologies in HPV business applications. This acquisition includes assignment of the HPV intellectual property portfolio acquired by Beckman from Institut Pasteur through a 1991 sub-license agreement.

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

14.    Transaction with Molecular Diagnostics, Inc.

On November 2, 2001, the Company purchased 175 shares of Series D Convertible Preferred Stock in Molecular Diagnostics, Inc. (“MCDG”) (convertible at $1.00 per share), received a three-year warrant entitling the Company to purchase 1,750 shares of common stock of MCDG at an exercise price of $1.15 per share, and acquired intangible assets relating to additional rights received under an amended license and development agreement originally entered into on March 24, 2000, with AccuMed International Inc., which was acquired by MCDG on September 17, 2001. Under the amended agreement, the Company received full access to MCDG’s proprietary image analysis software and development tools and to certain imaging hardware and any subsequent generation of imaging hardware technology.

The Company paid $1,750 for these items and based on the respective fair values allocated the amount as follows:

Developed Technology	$1,152
Warrant	140
License	240
Investment in Series D Convertible Preferred stock	218

$1,750

The Company amortizes the developed technology and license on a straight-line basis over five years. The value assigned to the warrant was based upon an independent valuation. In 2002, the Company considered their warrant and preferred stock investments to be impaired, as the decline in the fair value was judged to be other-than-temporary. The decline in fair value resulted in impairment charges of $338 recorded in Selling, General and Administrative expense for the year ended December 31, 2002.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    Special Charges

During the fourth quarter of 2003, the Company decided to exit the Techmate and tissue processor product lines, close its Chicago reference lab business and re-locate its pharma services business to Tucson. As a result of these decisions, a special charge of $6,429 was recorded. The following table summarizes these charges and provides a roll forward of the related reserves through December 31, 2003 (amounts in thousands):

	Initial Charges	Through December 31, 2003	Balances as of December 31, 2003
Exit of Techmate product line	$2,385	$2,385	$—
Discontinuance of tissue processor product line	2,006	2,006	—
Exit of reference lab business	1,315	1,284	31
Costs to relocate pharma services business, other	723	473	250

Total impairment charges and other expenses	$6,429	$6,148	$281

The total charge of $6,429 is included in the Statement of Operations as cost of sales ($729) and special charges ($5,700).

Charges of $2,385 were taken to exit the Techmate® product line. This includes a $1,806 charge was taken to write-down the customer base and a $261 charge taken to write off developed technology assets purchased during the 1996 Biotek Solutions, Inc. acquisition. In addition, a $318 charge to cost of sales was taken to write-down all associated inventory to net realizable value.

A charge of $2,006 was taken to discontinue the tissue processor product line. This included a $953 charge to write-off the developed technology purchased during the 1998 Biotechnology Tools, Inc. acquisition. In addition, a $642 charge was taken to accelerate depreciation on fixed assets and other assets, as well as a $411 charge to cost of sales to write-down all associated inventory to net realizable value.

The Company recognized charges of $1,315 to exit the reference lab business. Of this charge, $696 was taken to write-off the developed technology purchased during the 2000 Quantitative Diagnostic Laboratories, Inc. acquisition, and $619 related to accelerated depreciation on fixed assets and employee severance costs.

Charges of $723 were primarily taken in association with relocating the Company’s pharma services business. This expense mainly consists of lease exit costs and accelerated depreciation on leasehold improvements.

Fiscal 2002:

On September 24, 2002, the Company entered into an agreement with Beckman to acquire their HPV business and related assets, which included their HPV intellectual property portfolio and related products, for the quantitative and qualitative identification of HPV. The acquisition principally included the intellectual property rights and the related technologies in HPV business applications. This acquisition includes assignment of the HPV intellectual property portfolio acquired by Beckman from Institute Pasteur through a 1991 sub-license agreement.

As a result of this transaction, the Company incurred a $1.2 million non-cash charge to write off the value of an existing supply agreement ($0.9 million) and associated developed technology ($0.3 million) previously acquired through the purchase of certain oncology diagnostic technology and assets from Oncor, Inc. in 1998.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    Net Income Per Share

The following table sets forth the components of the computation of 2003, 2002, and 2001 basic and diluted net income per share:

	2003	2002	2001
Numerator:
Net income	$5,972	$4,073	$1,442

Denominator:
Basic:
Weighted average shares	16,464	16,275	15,905
Effect of dilutive securities:
Employee stock options	836	306	522

	17,300	16,581	16,427

Net income per share:
Basic	$0.36	$0.25	$0.09
Diluted	$0.35	$0.25	$0.09

Weighted average common equivalent shares exclude the effect of antidilutive options. As of December 31, 2003, 2002 and 2001, the weighted average number of options that were antidilutive was 26, 1,509 and 374, respectively.

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation of Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)
10.7	2001 Outside Director Stock Option Plan	(4)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Form of agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), filed with the Commission on June 10, 2003.

(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.