Form 10-Q
period 2004-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2004-05-05
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 17,200,179 as of April 30, 2004.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$11,791	$19,711
Short-term investments	25,059	19,974
Trade accounts receivable, net	24,714	27,398
Inventories, net	10,824	10,483
Prepaid expenses	924	594
Deferred tax assets	3,183	3,200
Other current assets	1,212	967

Total current assets	77,707	82,327
Property and equipment, net	43,941	42,516
Goodwill	2,804	2,804
Intangible assets, net	3,937	3,982
Other assets	4,050	3,983
Deferred tax assets, net of current portion	5,602	5,602

Total assets	$138,041	$141,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,222	$10,081
Other current liabilities	14,290	16,304

Total current liabilities	27,512	26,385
Long term debt	2,339	2,453
Commitments and Contingencies
Stockholders’ equity:
Common stock—$.001 par value; 50,000 shares authorized; 17,102 and 16,709 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	17	17
Additional paid-in capital	157,170	154,395
Accumulated deficit	(32,546)	(35,149)
Accumulated other comprehensive loss	(507)	(171)
Treasury stock—478 shares and 250 shares at cost at March 31, 2004 and at December 31, 2003, respectively	(15,944)	(6,716)

Total stockholders’ equity	108,190	112,376

Total liabilities and stockholders’ equity	$138,041	$141,214

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Sales:
Reagents and other	$31,036	$$23,176
Instruments	5,474	6,084

Total net sales	36,510	29,260
Cost of goods sold	9,692	8,497

Gross profit	26,818	20,763
Operating expenses:
Research and development	5,150	4,295
Selling, general and administrative	18,253	14,693
Amortization of intangible assets	289	457

Income from operations	3,126	1,318
Interest and other income	50	168

Income before taxes	3,176	1,486
Provision for income taxes	(573)	(67)

Net income	$2,603	$1,419

Earnings per common share:
—Basic	$0.16	$0.09

—Diluted	$0.15	$0.09

Shares used in computing per common share:
—Basic	16,786	16,362

—Diluted	17,862	16,655

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$2,603	$1,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,006	2,276
Changes in operating assets and liabilities	2,699	(702)

Net cash provided by operating activities	7,308	2,993

Investing activities:
Purchase of property and equipment	(2,996)	(976)
Purchase of intangible assets, net	(244)	(64)
Purchases of short-term investments	(11,522)	—
Proceeds from sale of short-term investments	6,464	—

Net cash used in investing activities	(8,298)	(1,040)

Financing activities:
Issuance of common stock	2,775	1,043
Repayments of debt	(114)	(18)
Purchases of common stock for treasury	(9,228)	(750)

Net cash (used in) provided by financing activities	(6,567)	275
Effect of exchange rate change on cash and cash equivalents	(363)	(26)

Net (decrease) increase in cash and cash equivalents	(7,920)	2,202
Cash and cash equivalents, beginning of period	19,711	18,708

Cash and cash equivalents, end of period	$11,791	$20,910

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Organization and Significant Accounting Policies

Organization: Ventana Medical Systems, Inc. (“Ventana” or the “Company”) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems GmbH, Ventana Medical Systems Japan K.K., and Ventana Medical Systems Australia Pty. Ltd. All significant intercompany balances and transactions have been eliminated. We do not have any subsidiaries in which we do not own 100% of the outstanding stock.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Employee Compensation: At March 31, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	March 31
	2004	2003
Net income, as reported	$2,603	$1,419
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, no tax benefit available in 2004 and 2003	(5,866)	(2,635)

Pro-forma net loss	$(3,263)	$(1,216)

Earnings per share:
Basic—as reported	$0.16	$0.09

Basic—pro forma	$(0.19)	$(0.07)

Diluted—as reported	$0.15	$0.09

Diluted—pro forma	$(0.19)	$(0.07)

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

Reclassification: Certain prior year amounts have been reclassified to conform to the current period presentation.

2.	Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw material and work-in-process	$4,700	$2,977
Finished goods	6,124	7,506

	$10,824	$10,483

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

3.	Comprehensive Income

The components of comprehensive income for the three months ending March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$2,603	$1,419
Net unrealized gains on available for sale securities	27	—
Foreign currency translation	(363)	(26)

Comprehensive income	$2,267	$1,393

Accumulated comprehensive income consists of net unrealized gains on available for sale securities and foreign currency translation adjustments.

4.	Provision for Income Taxes

The income tax provision for the three months ending March 31, 2004 and 2003 consists of certain state and international tax expenses. Income tax expense with respect to domestic income generated during the same period was offset by the utilization of existing net operating loss carryforwards. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at March 31, 2004, represented the amount that is more likely than not of being recovered in the foreseeable future. Accordingly, the valuation reserve associated with the Company’s gross deferred tax assets was reduced to the extent net operating loss carryforwards were utilized in the quarter ended March 31, 2004.

5.	Line of Credit

The Company had a $12,000 line of credit arrangement with a bank, which the Company canceled effective March 31, 2004.

6.	Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750 shares of its common stock in the open market or in privately negotiated transactions. During the three months ended March 31, 2004 and 2003, the Company purchased 227.6 and 40.4 shares of its common stock for $9,228 and $750, respectively. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

7.	Stock Repurchases During the First Quarter 2004

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
January 1, 2004—January 31, 2004	—	—	—	499.6
February 1—February 29, 2004	—	—	—	499.6
March 1—March 31, 2004	227.6	$40.54	227.6	272.0

8.	Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe, Japan and Australia). Segment information for the three months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31, 2004
	North America	International	Eliminations	Totals
Sales to external customers	$24,918	$11,592	$—	$36,510
Segment profit	522	2,081	—	2,603
Segment assets	128,815	25,595	(16,369)	138,041

	Three months ended March 31, 2003
	North America	International	Eliminations	Totals
Sales to external customers	$20,938	$8,322	$—	$29,260
Segment profit	294	1,125	—	1,419
Segment assets	119,802	25,415	(19,723)	125,494

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

9.	Commitments and Contingencies

The Company is litigating several matters with CytoLogix, Inc., a Massachusetts company. The litigation primarily involves intellectual property and related matters associated with the Company’s Discovery® and BenchMark® instruments. In December 2003, a jury found Ventana liable for infringing two patents (no willfulness), and not liable for misappropriation of trade secrets. A hearing for an injunction occurred in February 2004. At the hearing, the Judge ruled on several issues, including denying the parties’ post-trial motions and framing the scope of the injunction. The form of the permanent injunction was filed with the court in April 2004, and will, assuming it is entered in its present form, prohibit Ventana from making and selling the Discovery® and BenchMark® systems, but will not prohibit their continued use by customers, and will not prohibit Ventana from supplying reagents to customers. Hearings on the issues of patent damages and antitrust-related claims will not be scheduled until the conclusion of Ventana’s appeal to the Federal Circuit on claim construction issues. This appeal is likely to be decided in 2005. Management has not recorded any asset impairment subject to the imminent injunction, or accrued any liability with respect to this litigation given that management, after conferring with legal counsel, believes that it is probable, as defined in SFAS No. 5, that the Court’s current decision will be overturned.

In the ordinary course of business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

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

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2004 increased 25% compared to the same period in 2003 to $36.5 million from $29.3 million. This sales growth was attributable to a 34% increase in reagents and other sales. This growth came from a 15% increase in our installed base from approximately 4,100 in 2003 to approximately 4,700 in 2004 and a 10% year-over-year improvement in the average reagent annuity stream per installed instrument to $22,500 from $20,400 in 2003.

By geographic segment, total sales increased in the first quarter of 2004 compared to the same period in 2003 by 39% internationally ($11.6 million versus $8.3 million) and 19% in North America ($24.9 million versus $20.9 million).

Gross Profit

Gross profit for the three months ended March 31, 2004 increased to $26.8 million from $20.8 million for the same period in 2003. The Company’s gross margin for the three months ended March 31, 2004 increased to 73% from 71% for the same period in 2003, primarily due to the higher mix of reagent and other sales, which have a higher gross margin than instruments.

Research and Development

Research and development spending for the three months ended March 31, 2004 increased to $5.2 million from $4.3 million for the same period in 2003. This increase was driven by our continued, aggressive new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004		2003
	$	% Net Sales	$	% Net Sales
Sales and marketing	$13,190	36%	$10,748	37%
Administration	5,063	14%	3,945	13%

Total SG&A	$18,253	50%	$14,693	50%

SG&A expense for the three months ended March 31, 2004 increased to $18.3 million from $14.7 million for the same period in 2003. The increase is primarily attributed to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in fortifying our intellectual property position.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2004 decreased to $0.3 million from $0.5 million for the same period in 2003. The decrease is due to a lower carrying base in intangible assets during 2004. Estimated amortization expense for intangible assets as of March 31, 2004 for each of the five succeeding fiscal years is as follows (all amounts are in thousands): 2004: $1,100, 2005: $1,100, 2006: $950, 2007: $400, 2008: $130.

Interest and Other Income (Expense)

Interest and other income for the three months ended March 31, 2004 decreased to $0.1 million from $0.2 million for the same period in 2003. The decrease is primarily due to lower average investment returns in 2004 compared to 2003.

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

As discussed in more detail under Item 1. Legal Proceedings under Part II, we have been involved in litigation with Cytologix, Inc., pursuant to which a jury determined that we infringed

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

In the United States, our products are primarily purchased by medical institutions and laboratories that bill third-party payers such as government health administration authorities, private health coverage insurers, managed care organizations and other similar organizations. Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available to our customers from third-party payers. Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of products to contain costs, and if they are successful, our ability to sustain revenue growth and profitably will be adversely affected.

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

Sales of our products in the European Union (EU) are subject to strict regulatory requirements and approval is never certain. Effective December 7, 2003, all of our products had to be in compliance with the “ In Vitro Diagnostics Directive” and bear the CE mark before being imported for sale in the EU. The CE mark is a symbol indicating that the device conforms to the essential requirements of the applicable directive, and can be commercially distributed throughout the EU. The In Vitro Diagnostic Directive also subjects our manufacturing facilities to compliance inspections, and requires design, manufacturing and quality process documentation and controls. Some of our products do not currently bear the CE mark. We cannot assure you that the CE mark will be granted for all our products, or that regulatory review will not involve delays that would harm our ability to market and sell our products in the EU.

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

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Annalysis of Financial Conditions and Results of Operations

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

We cannot assure that we will be able to fund our future capital requirements through internal sources or from other sources.

We anticipate that our existing capital resources and borrowing capacity will be adequate to satisfy our capital requirements for the next 12 months. Our future capital requirements will depend on many factors including:

•	the extent that our products gain market acceptance;

•	the mix of instruments placed through direct sales, rental or through our PEP program;

•	the progression of our product development programs;

•	competing technological and market developments;

•	expansion of our sales and marketing activities;

•	the cost of manufacturing scale-up activities;

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Annalysis of Financial Conditions and Results of Operations

•	possible acquisitions of complementary businesses, products or technologies; and

•	our ability to sustain profitability with the uncertain timing of regulatory approvals.

We may require additional capital resources and cannot assure that capital will be available to the extent required, on terms acceptable to us, or at all. Any such future capital requirements could result in the issuance of equity securities, which may affect the market price of our common stock and would dilute the interests of our existing stockholders.

Liquidity and Capital Resources

Cash and cash equivalents was $11.8 million at March 31, 2004. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $7.3 million and $3.0 million for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by operating activities exceeded net income in 2004 primarily due to the effect of depreciation and amortization and decreases in operating assets.

We use cash in our investing activities primarily to fund investments in property and equipment and in 2004 to purchase short-term investments. Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $8.3 million and $1.0 million, respectively. At March 31, 2004, we have $25.1 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale.

Net cash used in financing activities for the three months ended March 31, 2004 was $6.6 million compared to net cash provided by financing activities for the three months ended March 31, 2003 of $275,000. The increase in cash used in financing activities consisted primarily of our stock repurchases net of proceeds from the exercise of stock options and employee stock purchases.

We had a $12 million line of credit arrangement with a bank, which we canceled effective March 31, 2004.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2004. In the event that additional capital is required, we will first access our short-term investments. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

Ventana Medical Systems, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Ventana, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2003.

Ventana Medical Systems, Inc.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Ventana Medical Systems, Inc.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2004, Ventana was served with a new lawsuit from Cytologix Corporation, case no. 04-04-232, in the Wilmington, Delaware Federal District Court alleging infringement of U.S. Patent No. 6,541,261 B1. Cytologix alleges that the manufacture, use and sale of Ventana’s BenchMark® XT slide staining system infringes the ‘261 patent. Ventana disputes all of these contentions and will defend itself vigorously. Cytologix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. Ventana has not yet responded to the Complaint; the deadline for response is in May 2004.

CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, was filed in October 2000 in U.S. District Court, Eastern District of Massachusetts. The Complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our Discovery® and BenchMark® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery® and BenchMark® instruments. In February 2002, CytoLogix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The amendment was allowed by the court. At trial in December 2003 on the trade secret issue, the jury determined that Ventana had not misappropriated any trade secrets (see related case no. 01-10178 REK discussions below). We have been informed that the outstanding issues of monopolization and Lanham Act violations will not be addressed by the Court until after an Appeal to the Court of Appeals for the Federal Circuit has been heard and decided.

CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. This Complaint claims that we infringed on CytoLogix’s U.S. Patent No. 6,180,061, entitled “Moving Platform Slide Stainer with Heating Elements,” and the Complaint was later amended to add U.S. Patent No. 6,183,693, issued in February 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” both assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages for willful infringement (unspecified amount) and an injunction against our further manufacture and sale of Discovery® and BenchMark® instruments.

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings (continued)

At the December 2003 conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable on the two patent cases (no willful infringement), and not liable on the trade secret issue. Ventana filed post-trial motions for judgment as a matter of law and a new trial. A hearing for a permanent injunction occurred in February 2004. At the hearing, the Judge ruled on several issues, including denying the parties’ post-trial motions and framing the scope of the injunction. The form of the permanent injunction was filed with the court in April 2004, and will, assuming it is entered in its present form, prohibit Ventana from making and selling the Benchmark®/Discovery® systems, but will not prohibit their continued use by customers, and will not prohibit Ventana from supplying reagents to customers. Hearings on the issues of patent damages and antitrust-related claims will not be scheduled until the conclusion of our appeal to the Federal Circuit on claim construction issues, likely to be decided in midyear 2005.

In March 2003, Ventana was served with a Summons and Complaint by Vision Biosystems, Ltd. (“Vision”) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 and 6,352,861, both owned by Ventana, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BOND™ system infringes both of the aforementioned patents, and Vision has a reasonable apprehension of being sued. In May 2003, Ventana filed its Answer to the Vision Complaint in the Massachusetts action and the parties are currently conducting discovery. In November 2003, Vision filed a motion for Summary Judgment of non-infringement of the ‘861 patent. In November 2003, Ventana filed a motion to amend our Answer to add a counterclaim for infringement of the ‘439 and ‘861 patents by the BOND system. In January 2004, Ventana filed its opposition to Vision’s Summary Judgment motion, and filed its own cross-motion for Summary Judgment of infringement. A hearing on both Summary Judgment motions has been re-scheduled in May 2004.

In November 2001, a patent infringement claim was filed against us titled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This Complaint alleges that we infringe two U.S. patents held by Digene, U.S. Patent Nos. 4,849,331 and 4,849,332 by commercial activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an Answer denying the allegations in February 2002. The parties have filed cross-motions for Summary Judgment. In addition, in November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business, and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and Ventana. In May 2003, the judge ordered that further discovery be taken on the issues of arbitrability. In January 2004, the court held a hearing on the arbitrability issue. The parties are awaiting a decision. In March 2004, the Judge dismissed without prejudice all of the pending motions in the case, without comment.

In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce in Paris, France to contest the purported termination by Institut Pasteur of the Sublicense Agreement acquired by Ventana from Beckman in September 2002. Institut Pasteur has responded, and the parties have selected a panel of arbitrators. In December 2003, the panel framed the Terms of Reference, the issues to be heard in the case. In February 2004, Ventana submitted its statement of claim. Institut Pasteur has filed a motion to stay the

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings (continued)

arbitration pending the outcome of the Delaware patent litigation, and an oral hearing is scheduled in May 2004.

In February 2003, we filed a Complaint in Arizona Federal District Court against BioGenex Laboratories, Inc. (“BioGenex”), for infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). In September 2003, BioGenex served its Answer to the Complaint denying infringement. In September 2003, BioGenex amended its Answer to Ventana’s Complaint adding the defense of invalidity. The parties are currently conducting discovery.

In August 2003, a patent infringement claim was filed against Ventana entitled BIOGENEX LABORATORIES, INC., v. VENTANA MEDICAL SYSTEMS, INC., in the United States District Court for the District Court Northern California, San Jose Division (Case No. C03 03913 JF). This Complaint alleges that Ventana infringes three US patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787 and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. Ventana filed its Answer in October 2003. The parties are currently conducting discovery, and there is a court-ordered mediation scheduled in April 2004.

In July 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. The U.S. Patent and Trademark Office has declared Interferences between both patents and a University of California patent application, Gray et al., Interference No. 105,207. In addition, the Court granted a joint motion to stay the litigation in April 2004.

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

On February 20, 2004, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting preliminary results for the year ended December 31, 2003. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: May 4, 2004	By:	/s/ Nicholas Malden

Nicholas Malden
Senior Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)

10.7	2001 Outside Director Stock Option Plan	(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.
(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.
(3)	Form of 1998 Nonstatuatory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), on June 10, 2003.
(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.