Form 10-Q
period 2004-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2004-07-23
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 17,344,055 as of July 16, 2004.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$18,409	$19,711
Short-term investments	19,980	19,974
Trade accounts receivable, net	28,702	27,398
Inventories, net	10,665	10,483
Prepaid expenses	932	594
Deferred tax assets	3,243	3,200
Other current assets	1,145	967

Total current assets	83,076	82,327
Property and equipment, net	46,348	42,516
Goodwill	2,804	2,804
Intangible assets, net	4,320	3,982
Deferred tax assets, net of current portion	5,602	5,602
Other assets	5,198	3,983

Total assets	$147,348	$141,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,332	$10,081
Other current liabilities	18,362	16,304

Total current liabilities	29,694	26,385
Long-term debt	2,291	2,453
Commitments and Contingencies
Stockholders’ equity:
Common stock - $.001 par value; 50,000 shares authorized; 17,287 and 16,709 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	17	17
Additional paid-in capital	160,848	154,395
Accumulated deficit	(26,553)	(35,149)
Accumulated other comprehensive loss	(692)	(171)
Treasury stock - 532 shares and 250 shares at cost at June 30, 2004 and December 31, 2003, respectively	(18,257)	(6,716)

Total stockholders’ equity	115,363	112,376

Total liabilities and stockholders’ equity	$147,348	$141,214

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales:
Reagents and other	$33,855	$25,726	$64,891	$48,902
Instruments	8,461	7,725	13,935	13,809

Total net sales	42,316	33,451	78,826	62,711
Cost of goods sold	11,022	9,357	20,714	17,854

Gross profit	31,294	24,094	58,112	44,857
Operating expenses:
Research and development	5,170	4,872	10,320	9,167
Selling, general and administrative	18,297	15,615	36,550	30,308
Amortization of intangible assets	328	462	617	919

Income from operations	7,499	3,145	10,625	4,463
Interest and other income	35	215	85	383

Income before taxes	7,534	3,360	10,710	4,846
Provision for income taxes	(1,541)	(62)	(2,114)	(129)

Net income	$5,993	$3,298	$8,596	$4,717

Earnings per common share:
—Basic	$0.36	$0.20	$0.51	$0.29

—Diluted	$0.34	$0.20	$0.48	$0.28

Shares used in computing earnings per common share:
—Basic	16,723	16,354	16,755	16,358

—Diluted	17,870	16,878	17,866	16,766

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$8,596	$4,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,078	4,635
Changes in operating assets and liabilities	92	3,591

Net cash provided by operating activities	12,766	12,943

Investing activities:
Purchase of property and equipment	(7,293)	(3,792)
Purchase of intangible assets	(955)	(193)
Purchases of short-term investments	(14,120)	—
Proceeds from sale of short-term investments	13,995	—

Net cash used in investing activities	(8,373)	(3,985)

Financing activities:
Issuance of common stock	6,453	1,789
Repayments of debt	(162)	(26)
Purchases of common stock for treasury	(11,541)	(1,650)

Net cash (used in) provided by financing activities	(5,250)	113
Effect of exchange rate change on cash and cash equivalents	(445)	13

Net (decrease) increase in cash and cash equivalents	(1,302)	9,084
Cash and cash equivalents, beginning of period	19,711	18,708

Cash and cash equivalents, end of period	$18,409	$27,792

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Employee Compensation: At June 30, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$5,993	$3,298	$8,596	$4,717
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, no tax benefit available in 2004 and 2003	(2,211)	(1,963)	(8,077)	(4,598)

Pro-forma net income	$3,782	$1,335	$519	$119

Earnings per share:
Basic - as reported	$0.36	$0.20	$0.51	$0.29

Basic - pro forma	$0.23	$0.08	$0.03	$0.01

Diluted - as reported	$0.34	$0.20	$0.48	$0.28

Diluted - pro forma	$0.21	$0.08	$0.03	$0.01

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

Reclassification: Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw material and work-in-process	$4,435	$2,977
Finished goods	6,230	7,506

	$10,665	$10,483

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

3. Comprehensive Income

The components of comprehensive income for the three and six months ending June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$5,993	$3,298	$8,596	$4,717
Net unrealized loss on available for sale securities	(103)	—	(76)	—
Foreign currency translation	(82)	39	(445)	13

Comprehensive income	$5,808	$3,337	$8,075	$4,730

Accumulated comprehensive income consists of net unrealized gains on available for sale securities and foreign currency translation adjustments.

4. Provision for Income Taxes

The income tax provision for the three and six months ending June 30, 2004 and 2003 consists of certain state and international tax expenses for which net operating loss carryforwards do not exist. The Company evaluated the recoverability of its net deferred tax assets and determined that the balances existing at June 30, 2004, represented the amount that is more likely than not of being recovered in the foreseeable future. The Company’s valuation reserves are subject to reversal at such time that the benefits are actually utilized or the domestic operating profits become sustainable at a level that meets the recoverability criteria under SFAS No. 109.

5. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750 shares of its common stock in the open market or in privately negotiated transactions. During the six months ended June 30, 2004 and 2003, the Company purchased 281.9 and 87.4 shares of its common stock for $11,541 and $1,650, respectively. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

In May 2004, the Company’s Board of Directors approved the repurchase of up to an additional one million shares of the Company’s common stock. No shares were repurchased under this authorization.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

6. Stock Repurchases During the Second Quarter 2004

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
April 1 - April 30, 2004	54.3	$42.60	54.3	217.7
May 1 - May 31, 2004	—	—	—	217.7
June 1 - June 30, 2004	—	—	—	217.7

7. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe, Japan and Australia). Segment information for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30, 2004
	North America	International	Eliminations	Totals
Sales to external customers	$29,441	$12,875	$—	$42,316
Segment profit	3,449	2,544	—	5,993

	Three months ended June 30, 2003
	North America	International	Eliminations	Totals
Sales to external customers	$24,013	$9,438	$—	$33,451
Segment profit	1,421	1,877	—	3,298

	Six months ended June 30, 2004
	North America	International	Eliminations	Totals
Sales to external customers	$54,359	$24,467	$—	$78,826
Segment profit	4,020	4,576	—	8,596
Segment assets	132,803	28,899	(14,354)	147,348

	Six months ended June 30, 2003
	North America	International	Eliminations	Totals
Sales to external customers	$44,949	$17,762	$—	$62,711
Segment profit	1,715	3,002	—	4,717
Segment assets	124,245	26,101	(18,914)	131,432

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

8. Commitments and Contingencies

The Company is litigating several matters with CytoLogix, Inc., a Massachusetts company. The litigation primarily involves intellectual property and related matters associated with the Company’s Discovery® and BenchMark® instruments. In December 2003, a jury found Ventana liable for infringing two patents (no willfulness), and not liable for misappropriation of trade secrets. A hearing for an injunction occurred in February 2004. At the hearing, the Judge ruled on several issues, including denying the parties’ post-trial motions and framing the scope of the injunction. The form of the permanent injunction was filed with the court in April 2004, and prohibits Ventana from making and selling the Discovery® and BenchMark® systems, but does not prohibit their continued use by customers, and does not prohibit Ventana from supplying reagents to customers. Hearings on the issues of patent damages and antitrust-related claims will not be scheduled until the conclusion of Ventana’s appeal to the Federal Circuit on claim construction issues. This appeal is likely to be decided in 2005. Management has not recorded any asset impairment as a result of the injunction, or accrued any liability with respect to this litigation given that management does not believe that a liability exists as defined in SFAS No. 5.

In the ordinary course of business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

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

Results of Operations

Net Sales

Net sales for both the three and six months ended June 30, 2004 increased 27% and 26% versus the same periods in 2003 to $42.3 million and $78.8 million from $33.5 million and $62.7 million, respectively. This sales growth was attributable to 32% and 33% increases in reagents and other sales for the three and six month periods ended June 30, 2004. This growth came from the 11% increase in our installed base and 11% year-over-year improvement in the average reagent annuity stream per installed instrument to $23,100 in 2004 from $20,900 in 2003.

Total sales increased in the three and six month periods of 2004 compared to the same period in 2003 across both geographic segments: 23% and 21% in North America ($29.4 million and $54.4 million versus $24.0 million and $44.9 million) and 36% and 38% internationally ($12.9 million and $24.5 million versus $9.4 million and $17.8 million), respectively.

Gross Profit

Gross profit for the three and six months ended June 30, 2004 increased to $31.3 million and $58.1 million, respectively, from $24.1 million and $44.9 million for the same periods in 2003. The Company’s gross margin for both the three and six months ended June 30, 2004 increased 2% to 74%. The primary reason for the gross margin increase is due to the higher mix of reagent and other sales, which have a higher gross margin than instrument sales.

Research and Development

Research and development spending for the three and six months ended June 30, 2004 increased to $5.2 million and $10.3 million, respectively, from $4.9 million and $9.2 million for the same periods in 2003. This increase was driven by our continued, aggressive new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
Sales and marketing	$13,245	31%	$12,276	37%	$26,435	33%	$22,997	36%
Administration	5,052	12%	3,339	10%	10,115	13%	7,311	12%

Total SG&A	$18,297	43%	$15,615	47%	$36,550	46%	$30,308	48%

SG&A expense for the three and six months ended June 30, 2004 increased to $18.3 million and $36.6 million, respectively, from $15.6 million and $30.3 million for the same periods in 2003. The increase is primarily attributed to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in fortifying our intellectual property position.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2004 decreased to $0.3 million and $0.6 million, respectively, from $0.5 million and $0.9 million for the same periods in 2003. The decrease is due to a lower carrying base in intangible assets during 2004. Estimated amortization expense for intangible assets as of June 30, 2004 for each of the five succeeding fiscal years is as follows (all amounts are in thousands): 2004: $1,100, 2005: $1,100, 2006: $950, 2007: $400, 2008: $130.

Interest and Other Income (Expense)

Interest and other income for the three and six months ended June 30, 2004 decreased to $35,000 and $85,000, respectively, from $215,000 and $383,000 for the same periods in 2003. The decrease is primarily due to lower average interest rates on investment returns in 2004 compared to 2003.

Income Taxes

Income tax expense for federal, state and foreign taxes was $1.5 million and $2.1 million for the three and six months ended June 30, 2004 and $0.1 million for both the three and six months ended June 30, 2003. The income tax provision for 2004 is primarily comprised of state and international tax expenses for which net operating loss carryforwards do not exist.

We evaluated the recoverability of our net deferred tax assets and determined that the balances existing at June 30, 2004, represented the amount that is more likely than not of being recovered in the foreseeable future. The valuation reserves are subject to reversal at such time that the benefits are actually utilized or, the operating profits become sustainable at a level that meets the recoverability criteria under SFAS No. 109.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The effective income tax rate for both the three and six months ended June 30, 2004 was approximately 20%, which differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that differed from the U.S. statutory rate. The effective tax rate for 2003 is not meaningful.

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

As discussed in more detail under Item 1. Legal Proceedings under Part II, we have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents. We are currently enjoined from further manufacture and sale of our first generation BenchMark® and Discovery® instruments. This action does not apply to the BenchMark® XT/LT and Discovery® XT instruments.

We have appealed the decision. However, our success cannot be guaranteed, and, if we are ultimately unsuccessful in the litigation we may be forced to pay damages including royalties to CytoLogix.

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

Sales of our products in the European Union (EU) are subject to strict regulatory requirements and approval is never certain. All of our products must be in compliance with the “ In Vitro Diagnostics Directive” and bear the CE mark before being imported for sale in the EU. The CE mark is a symbol indicating that the device conforms to the essential requirements of the applicable directive, and can be commercially distributed throughout the EU. The In Vitro Diagnostic Directive also subjects our manufacturing facilities to compliance inspections, and requires design, manufacturing and quality process documentation and controls. Some of our products do not currently bear the CE mark. We cannot assure you that the CE mark will be granted for all our products, or that regulatory review will not involve delays that would harm our ability to market and sell our products in the EU.

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

Liquidity and Capital Resources

Cash and cash equivalents was $18.4 million at June 30, 2004. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $12.8 million and $12.9 million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities exceeded net income in 2004 primarily due to the effect of depreciation and amortization and decreases in operating assets.

We use cash in our investing activities primarily to fund investments in property and equipment and in 2004 to purchase short-term investments. Net cash used in investing activities for the six months ended June 30, 2004 and 2003 was $8.4 million and $4.0 million, respectively. At June 30, 2004, we have $20.0 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale.

Net cash used in financing activities for the six months ended June 30, 2004 was $5.3 million compared to net cash provided by financing activities for the six months ended June 30, 2003 of $113,000. The increase in cash used in financing activities consisted primarily of our stock repurchases net of proceeds from the exercise of stock options and employee stock purchases.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

We had a $12 million line of credit arrangement with a bank, which we canceled effective March 31, 2004.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2004. In the event that additional capital is required, we will first access our short-term investments or seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

CYTOLOGIX v. VENTANA, Case No. 04-04-232, was filed in April 2004, in the Wilmington, Delaware Federal District Court alleging infringement of U.S. Patent No. 6,541,261(‘261). CytoLogix alleges that the manufacture, use and sale of Ventana’s BenchMark® XT slide staining system infringes their ‘261 patent. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. Ventana filed its Answer and Counterclaim to the Complaint in May, 2004 along with a Motion to Transfer the case to the U.S. District Court for the District of Eastern Massachusetts. In July 2004, the Delaware District Court granted the Motion to Transfer. The parties are currently awaiting the transfer and entry of a Scheduling Order.

CYTOLOGIX v. VENTANA, Case No. 00-12231 REK, was filed in October 2000 in U.S. District Court, Eastern District of Massachusetts. The Complaint claims, under state-law based unfair competition law, that Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our Discovery® and BenchMark® instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, treble damages (unspecified amount) and an injunction against our further sales of Discovery® and BenchMark® instruments. (see, related case no. 01-10178 REK and discussion below). In February 2002, CytoLogix filed a motion to amend their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. The amendment was allowed by the court.

CYTOLOGIX v. VENTANA, Case No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. This Complaint claims that Ventana infringed CytoLogix’s U.S. Patent No. 6,180,061(‘061), entitled “Moving Platform Slide Stainer with Heating Elements,” and the Complaint was later amended to add U.S. Patent No. 6,183,693(‘693), issued in February 2001, entitled “Random Access Slide Stainer with Independent Slide Heating Regulation,” assigned to CytoLogix. CytoLogix seeks assignment of our patent applications claiming the independent slide heater idea, treble damages for willful infringement (unspecified amount) and an injunction against our further manufacture and sale of Discovery® and BenchMark® instruments.

At the December 2003, conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable for infringement on the two patent cases (no willful infringement). On the trade secret issue, the jury determined that Ventana had not misappropriated any trade secrets. Ventana filed post-trial motions for judgment as a matter of law and a new trial. A hearing for a permanent injunction occurred in February 2004. At the hearing, the Judge ruled on several issues, including denying the parties’ post-trial motions and framing the scope of the injunction. A permanent injunction was entered by the Court in April, 2004, which prohibits Ventana from making and selling the Benchmark®/Discovery® systems, but does not prohibit their continued use by customers, and does not prohibit Ventana from servicing the instruments or supplying reagents to customers. In May, 2004 CytoLogix and Ventana filed Notices of Appeal to the Court of Appeals for the Federal Circuit. Hearings on the issues of patent damages and the antitrust-related claims will not be scheduled until the conclusion of the appeal to the Federal Circuit on claim construction issues, likely to be decided in midyear 2005.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings (continued)

In March 2003, Ventana was served with a Summons and Complaint by Vision Biosystems, Ltd. (“Vision”) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 (‘439) and 6,352,861 (‘861), both owned by Ventana, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BOND™ system infringes both of the aforementioned patents, and Vision has a reasonable apprehension of being sued. In May 2003, Ventana filed its Answer to the Vision Complaint in the Massachusetts action and the parties are currently conducting discovery. In November 2003, Vision filed a motion for Summary Judgment of non-infringement of the ‘861 patent. In November 2003, Ventana filed a motion to amend our Answer to add a counterclaim for infringement of the ‘439 and ‘861 patents by the BOND system. In January 2004, Ventana filed its opposition to Vision’s Summary Judgment motion, and filed its own cross-motion for Summary Judgment of infringement. The hearing on both Summary Judgment motions was conducted in May 2004, but no decision has been rendered by the Court as of this date. The parties are currently conducting discovery.

In November 2001, a patent infringement claim was filed against us entitled DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., (Case No. 01-752) in Delaware Federal District Court. This Complaint alleges that we infringe two U.S. patents held by Digene, U.S. Patent Nos. 4,849,331 and 4,849,332 by commercial activities relating to our INFORM® HPV products. We filed an Answer denying the allegations in February 2002. The parties have filed cross-motions for Summary Judgment. In addition, in November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business, and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and Ventana. In May 2003, the judge ordered that further discovery be taken on the issues of arbitrability. In January 2004, the court held a hearing on the arbitrability issue. In March 2004, the Judge dismissed without prejudice all of the pending motions in the case, and without comment. In May 2004, the Court ordered that arbitration proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. Digene filed a Motion for Reconsideration of the Court’s Order, which was denied by the Court in July 2004.

In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce in Paris, France to contest the purported termination by Institut Pasteur of the Sublicense Agreement acquired by Ventana from Beckman in September 2002. Institut Pasteur has responded, and the parties have selected a panel of arbitrators. In December 2003, the panel framed the Terms of Reference, the issues to be heard in the case. In February 2004, Ventana submitted its Statement of Claim. In March 2004, Institut Pasteur filed a Statement of Defenses. Institut Pasteur also filed a Motion to Stay the Arbitration pending the outcome of the Delaware patent litigation, and an oral hearing was conducted in May 2004. The Motion for Stay was denied and in June 2004, Ventana filed its Statement of Reply and rebuttal to Institut Pasteur’s defenses. The ICC hearing is presently scheduled to take place in September 2004.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings (continued)

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

In August 2003, a patent infringement claim was filed against Ventana entitled BIOGENEX LABORATORIES, INC., v. VENTANA MEDICAL SYSTEMS, INC., in the United States District Court for the District Court Northern California, San Jose Division (Case No. C03 03913 JF). This Complaint alleges that Ventana infringes three US patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787 and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. Ventana filed its Answer in October 2003. In June 2004, BioGenex moved to amend its Complaint adding allegations that Ventana also infringes U.S. Patent No. 6,632,598, and has also filed an action for Contempt against us arising out of the BioTek litigation years ago. A show cause hearing on the contempt action is set for August 2004. The parties are currently conducting discovery.

In July 2003, Ventana filed a patent infringement action against Abbott Laboratories, Inc., and its subsidiary Vysis, Inc., for patent infringement in the Federal Court in Chicago, Illinois alleging that various Vysis DNA probe products infringe U.S. Patent No. 6,025,126 (“Methods and Compositions for the Detection of Chromosomal Aberrations”) and U.S. Patent No. 6,414,133 (“Multiple Fusion Probes”). In particular, Ventana alleges that sales of the BCR/ABL probes, amongst others, sold by Vysis infringe one or both of the patents. The U.S. Patent and Trademark Office has declared Interferences between both patents and a University of California patent application, Gray et al., Interference No. 105,207, which are proceeding. In addition, the Court granted a joint motion to stay the litigation in April 2004.

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

Ventana Medical Systems, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 1, 2004 to each stockholder of record on March 19, 2004, for its Annual Meeting of Stockholders held May 5, 2004 at 10:00 a.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider two proposals.

The first proposal was the ratification of the Company’s independent accountants (Ernst & Young LLP) for the fiscal year ending December 31, 2004. The results were:

For:	15,529,038
Against:	178,816
Abstentions:	9,716

The second proposal involved the election of directors. The existing Board of Directors selected three nominees: Rodney F. Dammeyer, Edward M. Giles and Christopher M. Gleeson, who ran unopposed. The results were:

Director Name	Votes For	Votes Against or Withheld
Rodney F. Dammeyer	15,590,139	127,431
Edward M. Giles	14,732,789	984,781
Christopher M. Gleeson	15,585,997	131,573

Ventana Medical Systems, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibits Index

(b)	Reports on Form 8-K.

On April 16, 2004, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting preliminary results for the quarter ended March 31, 2004. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: July 22, 2004	By:	/s/ Nicholas Malden
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