Form 10-Q
period 2004-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2004-11-02
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 17,379,116 as of October 22, 2004.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$20,523	$19,711
Short-term investments	20,104	19,974
Trade accounts receivable, net	27,358	27,398
Inventories, net	13,102	10,483
Prepaid expenses	1,244	594
Deferred tax assets	3,229	3,200
Other current assets	779	967

Total current assets	86,339	82,327
Property and equipment, net	48,700	42,516
Goodwill	2,804	2,804
Intangible assets, net	5,885	3,982
Deferred tax assets, net of current portion	5,602	5,602
Other assets	4,867	3,983

Total assets	$154,197	$141,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,207	$10,081
Other current liabilities	21,615	16,497

Total current liabilities	32,822	26,578
Long-term debt	2,041	2,260
Commitments and Contingencies
Stockholders’ equity:
Common stock - $.001 par value; 50,000 shares authorized; 17,378 and 16,709 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	17	17
Additional paid-in capital	162,594	154,395
Accumulated deficit	(22,489)	(35,149)
Accumulated other comprehensive loss	(186)	(171)
Treasury stock - 584 shares and 250 shares at cost at September 30, 2004 and December 31, 2003, respectively	(20,602)	(6,716)

Total stockholders’ equity	119,334	112,376

Total liabilities and stockholders’ equity	$154,197	$141,214

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales:
Reagents and other	$34,308	$25,436	$99,199	$74,338
Instruments	4,994	6,524	18,929	20,333

Total net sales	39,302	31,960	118,128	94,671
Cost of goods sold	9,236	7,861	29,950	25,715

Gross profit	30,066	24,099	88,178	68,956
Operating expenses:
Research and development	5,421	5,057	15,741	14,224
Selling, general and administrative	17,638	15,207	54,188	45,515
Special charges	1,758	—	1,758	—
Amortization of intangible assets	307	466	924	1,385

Income from operations	4,942	3,369	15,567	7,832
Interest and other income (expense)	126	(33)	211	350

Income before taxes	5,068	3,336	15,778	8,182
Provision for income taxes	(1,004)	(47)	(3,118)	(176)

Net income	$4,064	$3,289	$12,660	$8,006

Earnings per common share:
—Basic	$0.24	$0.20	$0.76	$0.49

—Diluted	$0.23	$0.19	$0.71	$0.47

Shares used in computing earnings per common share:
—Basic	16,805	16,492	16,756	16,387

—Diluted	17,918	17,730	17,869	17,165

See accompanying notes to condensed consolidated financial statements

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$12,660	$8,006
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,105	6,745
Non-cash intangibles and property and equipment charges	1,758	—
Changes in operating assets and liabilities	1,925	2,958

Net cash provided by operating activities	22,448	17,709

Investing activities:
Purchase of property and equipment	(11,948)	(5,018)
Purchase of intangible assets	(3,605)	(287)
Purchases of short-term investments	(15,348)	—
Proceeds from sale of short-term investments	15,135	—

Net cash used in investing activities	(15,766)	(5,305)

Financing activities:
Issuance of common stock	8,199	6,413
Repayments of debt	(219)	(35)
Purchases of common stock for treasury	(13,886)	(1,650)

Net cash (used in) provided by financing activities	(5,906)	4,728
Effect of exchange rate change on cash and cash equivalents	36	(46)

Net increase in cash and cash equivalents	812	17,086
Cash and cash equivalents, beginning of period	19,711	18,708

Cash and cash equivalents, end of period	$20,523	$35,794

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements: On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.

Stock-Based Employee Compensation: At September 30, 2004, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

1. Organization and Significant Accounting Policies (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,064	$3,289	$12,660	$8,006
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, no tax benefit available in 2004 and 2003	(1,538)	(1,519)	(9,615)	(6,117)

Pro-forma net income	$2,526	$1,770	$3,045	$1,889

Earnings per share:
Basic - as reported	$0.24	$0.20	$0.76	$0.49

Basic - pro forma	$0.15	$0.11	$0.18	$0.12

Diluted - as reported	$0.23	$0.19	$0.71	$0.47

Diluted - pro forma	$0.14	$0.10	$0.17	$0.11

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

Reclassification: Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw material and work-in-process	$6,902	$2,977
Finished goods	6,200	7,506

	$13,102	$10,483

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

3. Special Charges

On September 16, 2004, the Company entered into an agreement with TriPath Imaging, Inc. to sell and distribute worldwide a Ventana-branded interactive histology imaging system. Under the terms of the agreement, the Company made an initial payment of $0.5 million for various fixed assets and will be required to make potential additional payments upon the certification that certain development milestones have occurred. As a result of this transaction, the Company incurred a $1.8 million non-cash charge primarily associated with impairments to the certain intangible and fixed assets acquired in the Company’s 2001 transaction with Molecular Diagnostics, Inc.

4. Transaction with Quantum Dot Corporation

On August 26, 2004, the Company entered into a supply agreement with Quantum Dot Corporation (QDC) for QDC to supply Qdot® nanocrystals to be incorporated into the Company’s next-generation rapid, quantitative and multiplexed assays for cancer diagnosis and disease management. Under terms of the agreement, the Company made an initial payment of $2.0 million which is being amortized on a straight-line basis over five years.

5. Comprehensive Income

The components of comprehensive income for the three and nine months ending September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$4,064	$3,289	$12,660	$8,006
Net unrealized gain (loss) on available for sale securities	24	—	(52)	—
Foreign currency translation	481	(59)	36	(46)

Comprehensive income	$4,569	$3,230	$12,644	$7,960

Accumulated comprehensive income consists of net unrealized gains on available for sale securities and foreign currency translation adjustments.

6. Provision for Income Taxes

The income tax provision for the three and nine months ending September 30, 2004 and 2003 consists of certain state and international tax expenses for which net operating loss carryforwards do not exist. The Company evaluated the recoverability of its net deferred tax assets and determined that the balances existing at September 30, 2004, represented the amount that is more likely than not of being recovered in the foreseeable future. The Company’s valuation reserves are subject to reversal at such time that the benefits are actually utilized or, the domestic operating profits become sustainable at a level that meets the recoverability criteria under SFAS No. 109.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

7. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750 shares of its common stock in the open market or in privately negotiated transactions. During the nine months ended September 30, 2004 and 2003, the Company purchased 333.2 and 87.4 shares of its common stock for $13,886 and $1,650, respectively. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

In May 2004, the Company’s Board of Directors approved the repurchase of up to an additional one million shares of the Company’s common stock. No shares were repurchased under this authorization.

8. Stock Repurchases During the Third Quarter 2004

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
July 1 - July 31, 2004	6.3	$47.39	6.3	1,211.4
August 1 - August 31, 2004	45.0	$45.44	45.0	1,166.4
September 1 - September 30, 2004	—	—	—	1,166.4

9. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (the United States and Canada) and International (primarily Europe, Japan and Australia). Segment information for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30, 2004
	North America	International	Elimina- tions	Totals
Sales to external customers	$28,272	$11,030	$—	$39,302
Segment profit	1,674	2,390	—	4,064

	Three months ended September 30, 2003
	North America	International	Elimina- tions	Totals
Sales to external customers	$23,363	$8,597	$—	$1,960
Segment profit	1,984	1,305	—	3,289

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

9. Operating Segment and Enterprise Data (continued)

	Nine months ended September 30, 2004
	North America	International	Elimina- tions	Totals
Sales to external customers	$82,631	$35,497	$—	$118,128
Segment profit	5,694	6,966	—	12,660
Segment assets	140,248	31,273	(17,324)	154,197

	Nine months ended September 30, 2003
	North America	International	Elimina- tions	Totals
Sales to external customers	$68,312	$26,359	$—	$94,671
Segment profit	3,701	4,305	—	8,006
Segment assets	130,102	25,892	(16,892)	139,102

10. Commitments and Contingencies

The Company is litigating several matters with CytoLogix, Inc., a Massachusetts company. The litigation primarily involves intellectual property and related matters associated with the Company’s first generation Discovery® and BenchMark® instruments. In December 2003, a jury found Ventana liable for infringing two patents (no willfulness), and not liable for misappropriation of trade secrets. A hearing for an injunction occurred in February 2004. At the hearing, the Judge ruled on several issues, including denying the parties’ post-trial motions and framing the scope of the injunction. The form of the permanent injunction was filed with the Court in April 2004, and prohibits Ventana from making and selling the Discovery® and BenchMark® systems, but does not prohibit their continued use by customers, and does not prohibit Ventana from supplying reagents to customers. Hearings on the issues of patent damages and antitrust-related claims will not be scheduled until the conclusion of Ventana’s appeal to the Federal Circuit on claim construction issues. This appeal is likely to be decided in 2005. Management has not recorded any asset impairment as a result of the injunction, or accrued any liability with respect to this litigation given that management does not believe that a liability exists as defined in SFAS No. 5.

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

Results of Operations

Net Sales

Net sales for the three and nine months ended September 30, 2004 increased 23% and 25% versus the same periods in 2003 to $39.3 million and $118.1 million from $32.0 million and $94.7 million, respectively. This sales growth was attributable to 35% and 33% increases in reagents and other sales for the three and nine month periods ended September 30, 2004, respectively. This growth came from an increase in our installed base and a 13% year-over-year improvement in the average reagent annuity stream per installed instrument to $24,000 in 2004 from $21,200 in 2003.

Total sales increased in the three and nine month periods ended September 30, 2004 compared to the same period in 2003 across both geographic segments: 21% for both periods in North America ($28.3 million and $82.6 million versus $23.4 million and $68.3 million) and 28% and 35% internationally ($11.0 million and $35.5 million versus $8.6 million and $26.4 million), respectively.

Gross Profit

Gross profit for the three and nine months ended September 30, 2004 increased to $30.1 million and $88.2 million, respectively, from $24.1 million and $69.0 million for the same periods in 2003. The Company’s gross margin for the three and nine months ended September 30, 2004 increased to 76% and 75% from 75% and 73%, respectively. The primary reason for the gross margin increase is due to a higher mix of reagent and other sales, which have a higher gross margin than instrument sales.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Research and Development

Research and development spending for the three and nine months ended September 30, 2004 increased to $5.4 million and $15.7 million, respectively, from $5.1 million and $14.2 million for the same periods in 2003. This increase was driven by our continued, aggressive new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	2004		2003		2004		2003
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
Sales and marketing	$11,920	30%	$11,033	35%	$38,355	32%	$34,090	36%
Administration	5,718	15%	4,174	13%	15,833	14%	11,425	12%

Total SG&A	$17,638	45%	$15,207	48%	$54,188	46%	$45,515	48%

SG&A expense for the three and nine months ended September 30, 2004 increased to $17.6 million and $54.2 million, respectively, from $15.2 million and $45.5 million for the same periods in 2003. The increase is primarily attributed to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in fortifying our intellectual property position.

Special Charges

On September 16, 2004, the Company entered into an agreement with TriPath Imaging, Inc. to sell and distribute worldwide a Ventana-branded interactive histology imaging system. Under the terms of the agreement, the Company made an initial payment of $.5 million for various fixed assets and will be required to make potential additional payments upon the certification that certain development milestones have occurred. As a result of this transaction, the Company incurred a $1.8 million non-cash charge primarily associated with impairments to the certain intangible and fixed assets acquired in the Company’s 2001 transaction with Molecular Diagnostics, Inc.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2004 decreased to $0.3 million and $0.9 million, respectively, from $0.5 million and $1.4 million for the same periods in 2003. The decrease is due to a lower carrying base in intangible assets during 2004. Estimated amortization expense for intangible assets as of September 30, 2004 for each of the five succeeding fiscal years is as follows (all amounts are in thousands): 2005: $1,300, 2006: $1,200, 2007: $900, 2008: $600, 2009: $500.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Interest and Other Income (Expense)

Interest and other income for the three months ended September 30, 2004 increased to $126,000 from ($33,000) and decreased from $350,000 to $211,000 for the nine months ended September 30, 2004. The three month balance increase is primarily due to decreased interest expense associated with our European facility lease. The nine month balance decrease is primarily due to lower average interest rates on investment returns in 2004 compared to 2003.

Income Taxes

Income tax expense for federal, state and foreign taxes was $1.0 million and $3.1 million for the three and nine months ended September 30, 2004 and $47,000 and $176,000 for the three and nine months ended September 30, 2003. The income tax provision for 2004 is primarily comprised of state and international tax expenses for which net operating loss carryforwards do not exist.

We evaluated the recoverability of our net deferred tax assets and determined that the balances existing at September 30, 2004, represented the amount that is more likely than not of being recovered in the foreseeable future. The valuation reserves are subject to reversal at such time that the benefits are actually utilized or, the operating profits become sustainable at a level that meets the recoverability criteria under SFAS No. 109.

The effective income tax rate for both the three and nine months ended September 30, 2004 was approximately 20%, which differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that differed from the U.S. statutory rate. The effective tax rate for 2003 is not meaningful.

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

Liquidity and Capital Resources

Cash and cash equivalents was $20.5 million at September 30, 2004. We have funded our capital requirements since inception through sales of equity securities, debt financing and

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

cash flows from operations. Net cash provided by operating activities was $22.4 million and $17.7 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities exceeded net income in 2004 primarily due to the effect of depreciation and amortization expense.

We use cash in our investing activities primarily to fund investments in property and equipment and in 2004 to purchase short-term investments. Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $15.8 million and $5.3 million, respectively. At September 30, 2004, we have $20.1 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale.

Net cash used in financing activities for the nine months ended September 30, 2004 was $5.9 million compared to net cash provided by financing activities for the nine months ended September 30, 2003 of $4.7 million. The increase in cash used in financing activities consisted primarily of our stock repurchases net of proceeds from the exercise of stock options and employee stock purchases.

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

During the quarter ending on September 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

CYTOLOGIX v. VENTANA, Case No. 04-04-232, was filed in April 2004, in the Wilmington, Delaware Federal District Court alleging infringement of U.S. Patent No. 6,541,261(‘261). Cytologix alleges that the manufacture, use and sale of Ventana’s BenchMark® XT slide staining system infringes their ‘261 patent. Cytologix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. Ventana filed its Answer and Counterclaim to the Complaint in May, 2004 along with a Motion to Transfer the case to the U.S. District Court for the District of Eastern Massachusetts. In July 2004, the Delaware District Court granted the Motion to Transfer. The case has since been transferred to the District Court of Eastern Massachusetts, Case No. 04-CV-11783 RWZ, and the parties are currently awaiting entry of a Scheduling Order.

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

At the December 2003 conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable for infringement on the two patent cases (no willful infringement). On the trade secret issue, the jury determined that Ventana had not misappropriated any trade secrets Ventana filed post-trial motions for judgment as a matter of law and a new trial. A hearing for a permanent injunction occurred in February 2004. At the hearing, the Judge ruled on several issues, including denying the parties’ post-trial motions and framing the scope of the injunction. A permanent injunction was entered by the Court in April, 2004, which prohibits Ventana from making and selling the Benchmark®/Discovery® systems, but does not prohibit their continued use by customers, and does not prohibit Ventana from servicing the instruments or supplying reagents to customers. In May, 2004 Cytologix and Ventana filed Notices of Appeal to the Court of Appeals for the Federal Circuit. Hearings on the issues of patent damages and the antitrust-related claims will not be scheduled until the conclusion of the appeal to the Federal Circuit on claim construction issues, likely to be decided in midyear 2005.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings (continued)

In March 2003, Ventana was served with a Summons and Complaint by Vision Biosystems, Ltd. (“Vision”) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 (‘439) entitled “Method and Apparatus for Automated Tissue Assay” and 6,352,861 (‘861) entitled “Automated Biological Reaction Apparatus”, both owned by Ventana, in the U.S. Federal Court for the Eastern District of Massachusetts. The Complaint alleges that Ventana has asserted that Vision’s BOND™ system infringes both of the aforementioned patents, and that Vision has a reasonable apprehension of being sued. In May 2003, Ventana filed its Answer to the Vision Complaint in the Massachusetts action. In November 2003, Vision filed a motion for Summary Judgment of non-infringement of the ‘861 patent. In November 2003, Ventana filed a motion to amend our Answer to add a counterclaim for infringement of the ‘439 and ‘861 patents by the BOND system. In January 2004, Ventana filed its opposition to Vision’s Summary Judgment motion, and filed its own cross-motion for Summary Judgment of infringement. The hearing on both Summary Judgment motions was conducted in May 2004. On September 30, 2004, the Court issued an Order granting Ventana’s Motion for Summary Judgment finding that Vision’s Bond instruments infringe Ventana’s ‘861 patent. In the Order the Court also denied Vision’s Motion for Summary Judgment and dismissed Vision’s claims regarding the ‘439 patent and related motions, leaving only the issue of validity to be decided. The parties are currently conducting discovery.

DIGENE CORPORATION v. VENTANA MEDICAL SYSTEMS, INC., Case No. 01-752, was filed in November 2001 in Delaware Federal District Court. This Complaint alleges that we infringe two U.S. patents held by Digene, U.S. Patent Nos. 4,849,331 and 4,849,332 by commercial activities relating to our INFORM® HPV High-risk and Low-risk probe products. We filed an Answer denying the allegations in February 2002. The parties have filed cross-motions for Summary Judgment. In addition, in November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business, and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and Ventana. In May 2003, the judge ordered that further discovery be taken on the issues of arbitrability. In January 2004, the Court held a hearing on the arbitrability issue. In March 2004, the Judge dismissed all of the pending motions in the case, without prejudice and without comment. In May, 2004, the Court ordered that arbitration proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. Digene filed a Motion for Reconsideration of the Court’s Order, which was denied by the Court in July, 2004. The arbitration proceeding has not presently been initiated.

In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce (ICC) in Paris, France to contest the purported termination by Institut Pasteur of the Sublicense Agreement acquired by Ventana from Beckman in September 2002. Institut Pasteur has responded, and the parties have selected a panel of arbitrators. In December 2003, the panel framed the Terms of Reference, the issues to be heard in the case. In February 2004, Ventana submitted its Statement of Claim. In March 2004, Institut Pasteur filed a Statement of Defenses. Institut Pasteur also filed a Motion to Stay the Arbitration pending the outcome of the Delaware patent litigation, and an oral hearing was conducted in May 2004. The Motion for Stay was denied and in June 2004, Ventana filed its Statement of Reply and rebuttal to Institut Pasteur’s defenses. The ICC hearing was conducted in early September, 2004 and the parties are preparing post-hearing submissions.. A decision by the ICC is expected in 2005.

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

BIOGENEX LABORATORIES, INC., v. VENTANA MEDICAL SYSTEMS, INC., Case No. C03 03913 JF, was filed in August 2003 in the United States District Court for the District Court Northern California, San Jose Division.. This Complaint alleges that Ventana infringes three US patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787 and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. Ventana filed its Answer in October 2003. In June, 2004, Biogenex moved to amend its Complaint adding allegations that Ventana also infringes U.S. Patent No. 6,632,598, and has also filed an action for Contempt against us arising out of the BioTek litigation years ago. A show cause hearing on the contempt action originally set for August 2004 was continued and no date scheduled.. The parties are currently conducting discovery.

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

Ventana Medical Systems, Inc.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
	(in thousands)
July 1 - July 31, 2004	6.3	$47.39	6.3	1,211.4
August 1 - August 31, 2004	45.0	$45.44	45.0	1,166.4
September 1 - September 30, 2004	—	—	—	1,166.4

(1)	On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. In May 2004, the Company’s Board of Directors approved the repurchase of up to an additional 1,000,000 shares of the Company’s common stock. To date, no shares have repurchased under this authorization. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Ventana Medical Systems, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibits Index

(b)	Reports on Form 8-K.

On July 8, 2004, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting preliminary results for sales and earnings per share for the quarter ended June 30, 2004. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.

On July 16, 2004, the Company filed a current report on Form 8-K to furnish the Company’s press release reporting final results for the quarter ended June 30, 2004. In accordance with SEC Release No. 33-8216, the information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.
Date: November 1, 2004	By:	/s/ Nicholas Malden
Nicholas Malden
Senior Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)

10.7	2001 Outside Director Stock Option Plan	(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.
(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.
(3)	Form of 1998 Nonstatuatory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), on June 10, 2003.
(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.