Form 10-Q
period 2005-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2005-04-22
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

Not Applicable

(Former name, former address and former fiscal year, if changed from last report)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 35,683,075 as of April 14, 2005.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$42,811	$33,354
Short-term investments	20,192	20,149
Trade accounts receivable, net	32,367	33,292
Inventories, net	11,243	10,877
Deferred tax assets	6,562	6,544
Prepaids and other current assets	2,833	2,188

Total current assets	116,008	106,404
Property and equipment, net	49,277	47,679
Deferred tax assets, net of current portion	14,641	11,329
Goodwill	2,804	2,804
Intangible assets, net	7,163	7,097
Capitalized software development costs, net	2,311	2,249
Other assets	2,029	2,586

Total assets	$194,233	$180,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,353	$10,418
Other current liabilities	25,273	25,849

Total current liabilities	36,626	36,267
Long term debt	2,047	2,182
Other long-term liabilities	550	549

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.001 par value; 50,000 shares authorized; 35,660 and 35,100 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	35	35
Additional paid-in capital	186,413	176,211
Accumulated deficit	(9,244)	(13,860)
Accumulated other comprehensive income (loss)	(580)	40
Treasury stock - 1,199 shares and 1,189 shares at cost at March 31, 2005 and December 31, 2004, respectively	(21,614)	(21,276)

Total stockholders’ equity	155,010	141,150

Total liabilities and stockholders’ equity	$194,233	$180,148

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Sales:
Reagents and other	$38,909	$31,036
Instruments	6,113	5,474

Total net sales	45,022	36,510
Cost of goods sold	11,600	9,692

Gross profit	33,422	26,818
Operating expenses:
Research and development	6,135	5,150
Selling, general and administrative	19,800	18,253
Amortization of intangible assets	476	289

Income from operations	7,011	3,126

Interest and other income	101	50

Income before taxes	7,112	3,176
Provision for income taxes	2,496	573

Net income	$4,616	$2,603

Net income per common share:
—Basic	$0.13	$0.08

—Diluted	$0.13	$0.07

Shares used in computing net income per common share:
—Basic	34,193	33,572

—Diluted	36,805	35,724

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$4,616	$2,603
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,234	2,006
Deferred income tax benefit	(3,312)	—
Tax benefit from exercise of stock options	4,381	—
Accounts receivable	925	2,684
Inventory	(366)	(341)
Other assets	329	(625)
Accounts payable	358	3,141
Other liabilities	(574)	(2,159)

Net cash provided by operating activities	8,591	7,309

Investing activities:
Purchase of property and equipment	(3,365)	(2,996)
Purchase of intangible assets	(533)	(244)
Purchases of short-term investments	(1,549)	(11,522)
Proceeds from sale of short-term investments	1,549	6,464

Net cash used in investing activities	(3,898)	(8,298)

Financing activities:
Issuance of common stock	5,482	2,775
Repayments of debt	(56)	(114)
Purchases of common stock for treasury	—	(9,228)

Net cash provided by (used in) financing activities	5,426	(6,567)
Effect of exchange rate change on cash and cash equivalents	(662)	(364)

Net increase (decrease) in cash and cash equivalents	9,457	(7,920)
Cash and cash equivalents, beginning of period	33,354	19,711

Cash and cash equivalents, end of period	$42,811	$11,791

Supplemental cash flow information:
Income taxes paid	$195	$5
Interest paid	$38	$19
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$338	$—

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1. Organization and Significant Accounting Policies

Organization: Ventana Medical Systems, Inc. (“Ventana” or the “Company”) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Japan K.K., and Ventana Medical Systems Pty. Ltd. All significant inter-company balances and transactions have been eliminated. We do not have any subsidiaries in which we do not own 100% of the outstanding stock.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Pronouncements: On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Stock-Based Employee Compensation: At March 31, 2005, the Company has four active stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31
	2005	2004
Net income, as reported	$4,616	$2,603
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,186)	(3,520)

Pro-forma net income (loss)	$3,430	$(917)

Net income (loss):
Basic - as reported	$0.13	$0.08

Basic - pro forma	$0.10	$(0.03)

Diluted - as reported	$0.13	$0.07

Diluted - pro forma	$0.09	$(0.03)

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

Reclassification: Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw material and work-in-process	$4,978	$4,067
Finished goods	6,265	6,810

	$11,243	$10,877

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

3. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three months ending March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$4,616	$2,603
Net unrealized (losses) gains on available for sale securities	(38)	27
Net change in cumulative translation adjustment	(582)	(363)

	$3,996	$2,267

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31, 2005	December 31, 2004
Net unrealized (losses) gains on available for sale securities	$(102)	$(64)
Cumulative translation adjustment	(478)	104

	$(580)	$40

4. Provision for Income Taxes

For the three months ending March 31, 2005, income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at March 31, 2005, represented the amount that is more likely than not of being recovered in the foreseeable future.

The income tax provision for the three months ending March 31, 2004 consisted of certain state and international tax expenses. Income tax expense with respect to domestic income generated during this period was offset by the utilization of existing net operating loss carryforwards. As a result, a comparison of the effect tax rates between March 31, 2005 and 2004 are not meaningful.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

5. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of an additional 2.0 million shares. During the three months ended March 31, 2005 and 2004, the Company re-purchased 10 and 228 shares of its common stock for $338 and $9,228, respectively. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

6. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, Japan and Australia). Segment information for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$30,915	$14,107	$—	$45,022
Depreciation and amortization expense	1,843	391	—	2,234
Segment profit	1,568	3,048	—	4,616
Property and equipment, net	43,843	5,434	—	49,277
Segment assets	179,756	36,852	(22,375)	194,233
Expenditures for long-lived assets	3,396	502	—	3,898

	Three months ended March 31, 2004
	North America	International	Eliminations	Totals
Sales to external customers	$24,918	$11,592	$—	$36,510
Depreciation and amortization expense	1,706	300	—	2,006
Segment profit	522	2,081	—	2,603
Property and equipment, net	38,748	5,193	—	43,941
Segment assets	128,815	25,595	(16,369)	138,041
Expenditures for long-lived assets	2,721	519	—	3,240

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

7. Commitments and Contingencies

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

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2005 increased 23% compared to the same period in 2004 to $45.0 million from $36.5 million. This sales growth was attributable to a 25% increase in reagents and other sales. This growth came from a 11% increase in our installed base from approximately 4,700 in 2004 to approximately 5,200 in 2005 and a 13% year-over-year improvement in the average reagent annuity stream per installed instrument to $25,400 from $22,500 in 2004.

By geographic segment, total sales increased in the first quarter of 2005 over 2004 by 24% in North America ($30.9 million versus $24.9 million) and 22% internationally ($14.1 million versus $11.6 million) due to the reasons mentioned above.

Gross Profit

Gross profit for the three months ended March 31, 2005 increased to $33.4 million from $26.8 million for the same period in 2004. The Company’s gross margin for the quarter ended March 31, 2005 increased to 74.2% from 73.5% for the same period in 2004, primarily due to the higher mix of reagent and other sales, which have a higher margin than instruments.

Research and Development

Research and development spending for the three months ended March 31, 2005 increased to $6.1 million from $5.2 million for the same period in 2004. This increase was driven by our continued new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005		2004
	$	% Net Sales	$	% Net Sales
Sales and marketing	$14,142	31%	$13,190	36%
Administration	5,658	13%	5,063	14%

Total SG&A	$19,800	44%	$18,253	50%

SG&A expense for the three months ended March 31, 2005 increased to $19.8 million from $18.3 million for the same period in 2004. The increase is primarily attributed to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in further establishing our intellectual property position and defending ourselves in litigation matters. Consistent with our longer-term strategy of decreasing expense as a percentage of sales, SG&A expense as a percent of sales decreased to 44% in 2005 from 50% in 2004.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2005 increased to $0.5 million from $0.3 million for the same period in 2004. The increase is due to incremental amortization associated with a higher carrying base in intangible assets during the three months ended March 31, 2005. Estimated amortization expense for intangible assets as of March 31, 2005 for each of the five succeeding fiscal years is as follows (all amounts are in thousands): 2005: $2,000, 2006: $2,000, 2007: $1,700, 2008: $1,400, 2009: $1,300.

Interest and Other Income

Interest and other income of $0.1 million for the three months ended March 31, 2005 was consistent with the three months ended March 31, 2004.

Provision for Income Taxes

For the three months ending March 31, 2005, the provision for income taxes reflects management’s estimate of a 35% effective tax rate expected to be applicable for the full fiscal year. This estimate will be re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. The income tax provision for the three months ending March 31, 2004 consisted of certain state and international tax expenses for which net operating loss carryforwards did not exist. Income tax expense with respect to U.S. income generated during this period was offset by the utilization of existing net operating loss carryforwards. As a result, a comparison of the effective tax rates between March 31, 2005 and 2004 is not meaningful.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005 are those that depend most heavily on these judgments and estimates. As of April 20, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

Third parties may assert patent, trademark, or copyright infringement or other intellectual property claims against us, based on their patents or other intellectual property. We may be required to pay substantial damages (including treble damages) for past infringement; if it is ultimately determined our products infringe a third-party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive, and may divert management’s attention from other business concerns. If we are not successful in a lawsuit, we may be unable to sell our products or to continue to sell our products until we obtain a license from the owner of the relevant technology or other intellectual property rights, which may not be available to us. Even if a license is available, it may require us to pay substantial royalties. (For further discussion of litigation matters, please refer to our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005 and Part II, Item 1, Legal Proceedings ).

If we are unsuccessful in appealing the adverse judgment we received in connection with the CytoLogix litigation, we may be forced to pay damages to CytoLogix.

As discussed in more detail in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005 and under Part II, Item 1, Legal Proceedings, we have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents. The patents in question relate to prior versions of our BENCHMARK and DISCOVERY instruments and do not apply to the current versions of the BENCHMARK XT / LT and DISCOVERY XT instruments.

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

Recent legislation requires us to undertake an annual evaluation of our internal control over financial reporting that may identify internal control weaknesses requiring remediation that could harm our reputation or subject us to investigation and sanctions by regulatory authorities.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we are required to continuously assess, test, and evaluate the design and operating effectiveness of our internal control over financial reporting, or ICFR. While we have concluded that our ICFR was effective as of March 31, 2005, we cannot predict the outcome of our testing in future periods. If we conclude in future periods our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, which could result in lost investor confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure we can conclude on an ongoing basis that we have effective controls over financial reporting in accordance with Section 404, and our independent auditors may not be able to render

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. If we fail to maintain an effective internal control environment or our independent auditors are unable to render the required attestation, it could have a material adverse effect on investor confidence in our reported financial information. Any such events could adversely affect our financial results and/or the market price of our common stock, and our reputation may be harmed.

Liquidity and Capital Resources

Cash and cash equivalents was $42.8 million at March 31, 2005. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $8.6 million and $7.3 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities exceeded net income in 2004 primarily due to the effect of depreciation and amortization and decreases in operating assets.

We use cash in our investing activities primarily to fund investments in property and equipment and in 2004 to purchase short-term investments. Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $3.9 million and $8.3 million, respectively. At March 31, 2005, we have $20.2 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale.

Net cash provided by financing activities for the three months ended March 31, 2005 was $5.4 million, primarily from proceeds received from the exercise of stock options and employee stock purchases. For the three months ended March 31, 2004, net cash used in financing activities of $6.6 million consisted primarily of our stock repurchases net of proceeds from the exercise of stock options and employee stock purchases.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2005. In the event that additional capital is required, we will first access our short-term investments. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

Ventana Medical Systems, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Ventana, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2004.

Ventana Medical Systems, Inc.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005 (the “Evaluation Date”). Based on their evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b) Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The complaint has not yet been served upon Vision.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM ® HPV Family 16 and Family 6 probe products. We filed an answer denying the allegations in February 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration submitted by Beckman and Ventana. In May 2003, the judge ordered further discovery be taken on the issues of arbitrability. In January 2004, the Court held a hearing on arbitrability. In March 2004, the Judge dismissed without prejudice all of the pending motions in the case, and without comment. In May 2004, the Court ordered arbitration proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. Digene filed a Motion for Reconsideration of the Court’s order, which was denied by the Court in July 2004. In December 2004, Digene initiated the arbitration against Beckman before the American Arbitration Association, or AAA, in New York. In January 2005, the matter was removed to the International Centre for Dispute Resolution, or ICDR, a division of AAA. In February 2005, we filed a Motion for Leave to Petition the Arbitral Panel to participate in the Arbitration with the District Court and notified the ICDR of this request. The Court has granted our motion and once the arbitrators have been selected, we will submit a Petition to participate in the Arbitration. Beckman and Digene are presently in the process of selecting arbitrators.

In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce, or ICC, in Paris, France, to contest the purported termination by Institut Pasteur of the Sublicense Agreement we acquired from Beckman in September 2002. Institut Pasteur has responded, and the parties selected a panel of arbitrators. In December 2003, the panel framed the Terms of Reference, the issues to be heard in the case. In February 2004, we submitted our Statement of Claim. In March 2004, Institut Pasteur filed a Statement of Defenses. Institut Pasteur also filed a Motion to Stay the Arbitration pending the outcome of the Delaware patent litigation, and an oral hearing was conducted in May 2004. The Motion for Stay was denied, and in June 2004, we filed our Statement of Reply and rebuttal to Institut Pasteur’s defenses. In July 2004, Institut Pasteur submitted its Statement of Response and rebuttal. The ICC hearing was conducted in September, 2004. Post-hearing submissions were filed in November 2004, and a Submission of Costs was filed in February 2005. The parties are awaiting the decision of the ICC, likely in late April 2005.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings – (continued)

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. We filed our answer in October 2003. In June 2004, BioGenex moved to amend its complaint adding allegations that we also infringe U.S. Patent No. 6,632,598, and has also filed an action for contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. A show cause hearing on the contempt action was originally set for August 2004 but remains to be heard. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purpose of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. A case management conference is scheduled for August 2005.

For further discussion of legal proceedings affecting the Company, see Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2004.

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

Ventana Medical Systems, Inc.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 8, 1998, our Board of Directors authorized us to repurchase up to 1.5 million shares of its common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of an additional 2.0 million shares. During the three months ended March 31, 2005, we re-purchased 9,768 of its common stock for $337,875. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the First Quarter 2005

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	—	—	—	2,332,800
February 1 - February 28, 2005	9,768	$34.59	9,768	2,323,032
March 1 - March 31, 2005	—	—	—	2,323,032

Ventana Medical Systems, Inc.

Item 6. Exhibits

See Exhibits Index

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: April 22, 2005	By:	/s/ Nicholas Malden
Nicholas Malden
Senior Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)

10.7	2001 Outside Director Stock Option Plan	(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.
(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.
(3)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), on June 10, 2003.
(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.