Form 10-Q
period 2005-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2005-07-26
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number: 000-20931

Ventana Medical Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2976937
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1910 Innovation Park Drive Tucson, AZ	85755
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 36,036,921 as of July 20, 2005.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$22,591	$33,354
Short-term investments	45,371	20,149
Trade accounts receivable, net	33,471	33,292
Inventories, net	12,256	10,877
Deferred tax assets	6,549	6,544
Prepaids and other current assets	2,823	2,188

Total current assets	123,061	106,404
Property and equipment, net	51,376	47,679
Deferred tax assets, net of current portion	11,410	11,329
Goodwill	2,804	2,804
Intangible assets, net	7,955	7,097
Capitalized software development costs, net	2,425	2,249
Other assets	2,001	2,586

Total assets	$201,032	$180,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,293	$10,418
Other current liabilities	26,018	25,849

Total current liabilities	42,311	36,267
Long-term debt	1,859	2,182
Other long-term liabilities	517	549

Commitments and Contingencies
Stockholders’ equity:
Common stock - $.001 par value; 100,000 shares authorized; 36,018 and 35,100 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	36	35
Additional paid-in capital	191,514	176,211
Deferred stock-based compensation	(426)	—
Accumulated deficit	(2,506)	(13,860)
Accumulated other comprehensive (loss) income	(1,381)	40
Treasury stock - 1,421 shares and 1,189 shares at cost at June 30, 2005 and December 31, 2004, respectively	(30,892)	(21,276)

Total stockholders’ equity	156,345	141,150

Total liabilities and stockholders’ equity	$201,032	$180,148

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Sales:
Reagents and other	$42,797	$33,855	$81,706	$64,891
Instruments	6,322	8,461	12,435	13,935

Total net sales	49,119	42,316	94,141	78,826
Cost of goods sold	11,987	11,022	23,587	20,714

Gross profit	37,132	31,294	70,554	58,112
Operating expenses:
Research and development	6,690	5,170	12,825	10,320
Selling, general and administrative	19,893	18,297	39,693	36,550
Amortization of intangible assets	479	328	955	617

Income from operations	10,070	7,499	17,081	10,625
Interest and other income	296	35	397	85

Income before taxes	10,366	7,534	17,478	10,710
Provision for income taxes	3,628	1,541	6,124	2,114

Net income	$6,738	$5,993	$11,354	$8,596

Net income per common share:
—Basic	$0.19	$0.18	$0.33	$0.26

—Diluted	$0.18	$0.17	$0.31	$0.24

Shares used in computing net income per common share:
—Basic	34,689	33,446	34,429	33,510

—Diluted	37,153	35,740	36,896	35,732

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$11,354	$8,596
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,652	4,078
Amortization of deferred compensation	15	—
Tax benefit from exercise of stock options	4,381	—
Accounts receivable	(179)	(1,304)
Inventories	(1,379)	(182)
Other assets	(548)	(1,731)
Accounts payable	1,156	1,251
Other liabilities	137	2,058

Net cash provided by operating activities	19,589	12,766
Investing activities:
Purchase of property and equipment	(7,394)	(7,293)
Purchase of intangible assets	(1,813)	(955)
Purchases of short-term investments	(33,930)	(14,120)
Proceeds from sale of short-term investments	8,930	13,995

Net cash used in investing activities	(34,207)	(8,373)
Financing activities:
Issuance of common stock	10,294	6,453
Repayments of debt	(110)	(162)
Purchases of common stock for treasury	(4,709)	(11,541)

Net cash provided by (used in) financing activities	5,475	(5,250)
Effect of exchange rate changes on cash and cash equivalents	(1,620)	(445)

Net decrease in cash and cash equivalents	(10,763)	(1,302)
Cash and cash equivalents, beginning of period	33,354	19,711

Cash and cash equivalents, end of period	$22,591	$18,409

Supplemental cash flow information:
Income taxes paid	$250	$332
Interest paid	$35	$37
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$338	$—
Unpaid common stock repurchases for treasury	$4,719	$—

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.	Stock-Based Employee Compensation

At June 30, 2005, the Company has five active stock-based employee compensation plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations. No stock based employee compensation cost related to the stock options granted under the plans is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

2.	Stock-Based Employee Compensation (continued)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$6,738	$5,993	$11,354	$8,596
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,022)	(1,327)	(2,208)	(4,847)

Pro-forma net income	$5,716	$4,666	$9,146	$3,749

Net income:
Basic - as reported	$0.19	$0.18	$0.33	$0.26

Basic - pro forma	$0.16	$0.14	$0.27	$0.11

Diluted - as reported	$0.18	$0.17	$0.31	$0.24

Diluted - pro forma	$0.15	$0.13	$0.25	$0.10

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

In May 2005, the Company granted 11,000 restricted shares of common stock to an employee. The Company recorded deferred compensation of $441 in the three and six months ended June 30, 2005, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employee receiving the grant. The shares become fully vested fifty-nine months after the grant date.

Amortization of deferred compensation was approximately $15 in the three and six month periods ended June 30, 2005 and $0 in the three and six month periods ended June 30, 2004 and has been included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company expects to record compensation expense related to deferred compensation of approximately $22 per quarter through March 31, 2010. Expense with respect to the grants could be reversed in the event the employee receiving the grant leaves the Company prior to vesting in the award.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

3.	Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw material and work-in-process	$6,206	$4,067
Finished goods	6,050	6,810

	$12,256	$10,877

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three and six months ending June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$6,738	$5,993	$11,354	$8,596
Net unrealized (losses) gains on available for sale securities	24	(103)	(14)	(76)
Net change in cumulative translation adjustment	(825)	(82)	(1,407)	(445)

	$5,937	$5,808	$9,933	$8,075

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2005	December 31, 2004
Net unrealized gains on available for sale securities	$(78)	$(64)
Cumulative translation adjustment	(1,303)	104

	$(1,381)	$40

5.	Provision for Income Taxes

For the three and six months ending June 30, 2005, income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at June 30, 2005, represented the amount that is more likely than not of being recovered in the foreseeable future.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

5.	Provision for Income Taxes (continued)

The income tax provision for the three and six months ending June 30, 2004 consisted of certain state and international tax expenses. Income tax expense with respect to domestic income generated during this period was offset by the utilization of existing net operating loss carryforwards. As a result, a comparison of the effective tax rates between June 30, 2005 and 2004 are not meaningful.

6.	Stock Repurchases

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,500 shares of its common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of an additional 2,000 shares. During the six months ended June 30, 2005 and 2004, the Company re-purchased 252.3 and 563.8 shares of its common stock for $9,766 and $11,541, respectively. The repurchased shares were returned to the status of authorized but unissued shares. The Company, also, issued 20 shares of its common stock upon the full vesting of restricted shares during the six months ended June 30, 2005. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

7.	Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, Japan and Australia). Segment information for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30, 2005
	North America	International	Elimina- tions	Totals
Sales to external customers	$34,690	$14,429	$—	$49,119
Depreciation and amortization expense	1,977	441	—	2,418
Segment profit	4,884	1,854	—	6,738

	Three months ended June 30, 2004
	North America	International	Elimina- tions	Totals
Sales to external customers	$29,441	$12,875	$—	$42,316
Depreciation and amortization expense	1,602	470	—	2,072
Segment profit	3,449	2,544	—	5,993

	Six months ended June 30, 2005
	North America	International	Elimina- tions	Totals
Sales to external customers	$65,605	$28,536	$—	$94,141
Depreciation and amortization expense	3,820	832	—	4,652
Segment profit	8,512	2,842	—	11,354
Property and equipment, net	45,842	5,534	—	51,376
Segment assets	186,826	34,651	(20,445)	201,032
Expenditures for long-lived assets	8,213	994	—	9,207

	Six months ended June 30, 2004
	North America	International	Elimina- tions	Totals
Sales to external customers	$54,359	$24,467	$—	$78,826
Depreciation and amortization expense	3,308	770	—	4,078
Segment profit	4,020	4,576	—	8,596
Property and equipment, net	41,284	9,064	—	46,348
Segment assets	132,803	28,899	(14,354)	147,348
Expenditures for long-lived assets	7,374	874	—	8,248

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

8.	Commitments and Contingencies

In the ordinary course of business, we are involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

9.	Recently Issued Accounting Pronouncements

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

Results of Operations

Net Sales

Net sales for the three and six months ended June 30, 2005 increased 16% and 19% versus the same periods in 2004 to $49.1 million and $94.1 million from $42.3 million and $78.8 million, respectively. Sales growth was attributable to a 26% increase in reagents and other sales for both the three and six month periods which in turn came from a 12% increase in our installed base to approximately 5,400 instruments in 2005 and a 14% year-over-year improvement in the average reagent annuity stream per installed instrument to $26,300 from $23,100 in 2004.

The aforementioned factors drove sales increases in the three and six month periods of 2005 compared to 2004 across both geographic segments: 18% and 21% in North America ($34.7 million and $65.6 million versus $29.4 million and $54.4 million) and 12% and 17% internationally ($14.4 million and $28.5 million versus $12.9 million and 24.5 million).

Gross Profit

Gross profit for the three and six months ended June 30, 2005 increased to $37.1 million and $70.6 million, respectively, from $31.3 million and $58.1 million for the same periods in 2004. The Company’s gross margin for the three and six months ended June 30, 2005 increased to 75.6% and 74.9% from 74.0% and 73.7%, primarily due to the higher mix of reagent and other sales, which have a higher margin than instrument sales.

Research and Development

Research and development spending for the three and six months ended June 30, 2005 increased to $6.7 million and $12.8 million, respectively, from $5.2 million and $10.3 million for the same periods in 2004. This increase was driven by our ongoing new platform development

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
Sales and marketing	$13,913	28%	$13,245	31%	$28,055	30%	$26,435	33%
General and Administration	5,980	12%	5,052	12%	11,638	12%	10,115	13%

Total SG&A	$19,893	40%	$18,297	43%	$39,693	42%	$36,550	46%

SG&A expense for the three and six months ended June 30, 2005 increased to $19.9 and $39.7 million, respectively, from $18.3 million and $36.6 million for the same periods in 2004. The increase is primarily attributed to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in further establishing our intellectual property position and defending ourselves in litigation matters.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2005 increased to $0.5 million and $1.0 million, respectively, from $0.3 million and $0.6 million for the same periods in 2004. The increase is due to incremental amortization associated with a higher carrying base in intangible assets as a result of increased legal costs associated with defending our rights under patents which we own during the three and six months ended June 30, 2005. Estimated amortization expense for intangible assets as of June 30, 2005 for each of the five succeeding fiscal years is as follows (dollars in thousands): 2005: $2,000, 2006: $2,000, 2007: $1,700, 2008: $1,400, 2009: $1,300.

Interest and Other Income

Interest and other income for the three and six months ended June 30, 2005 increased to approximately $296,000 and $397,000, respectively, from $35,000 and $85,000 for the same periods in 2004. This increase is primarily due to increased investment balances.

Provision for Income Taxes

For the three and six months ending June 30, 2005, the provision for income taxes reflects management’s estimate of a 35% effective tax rate expected to be applicable for the full fiscal year. This estimate will be re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. The income tax provision for the three and six months ending June 30, 2004 consisted of certain state and international tax expenses for which

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

net operating loss carryforwards did not exist. Income tax expense with respect to U.S. income generated during this period was offset by the utilization of existing net operating loss carryforwards. As a result, a comparison of the effective tax rates between June 30, 2005 and 2004 is not meaningful.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005 are those that depend most heavily on these judgments and estimates. As of July 26, 2005, there have been no material changes to any of the critical accounting policies contained therein.

Factors that Could Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, including those factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our products could infringe the intellectual property rights of others, which might cause us to engage in costly litigation, and if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert patent, trademark, or copyright infringement or other intellectual property claims against us, based on their patents or other intellectual property. We may be required to pay substantial damages (including treble damages) for past infringement; if it is ultimately determined our products infringe a third-party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive, and may divert management’s attention from other business concerns. If we are not successful in a lawsuit, we may be unable to sell our products or to continue to sell our products until we obtain a license from the owner of the relevant technology or other intellectual property rights, which may not be available to us. Even if a license is available, it may require us to pay substantial royalties. (For further discussion of litigation matters, please refer to our annual report on Form 10-K, Part I, Item 3, Legal Proceedings, as filed with the Securities and Exchange Commission on March 15, 2005 and Part II, Item 1, Legal Proceedings of this document).

If we are unsuccessful in appealing the adverse judgment we received in connection with the CytoLogix litigation, we may be forced to pay damages to CytoLogix.

As discussed in more detail in our annual report on Form 10-K, Part I, Item 3, Legal Proceedings, as filed with the Securities and Exchange Commission on March 15, 2005 and

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

under Part II, Item 1, Legal Proceedings of this document, we have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents. The patents in question relate to prior versions of our BENCHMARK and DISCOVERY instruments and do not apply to the current versions of the BENCHMARK XT / LT and DISCOVERY XT instruments.

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

Our future growth in part depends on our ability to develop and successfully introduce new products, product extensions and improvements to existing products to address unmet patient and market needs.

Our future growth in part is dependent upon, among other factors, our ability to develop, obtain regulatory approval for, manufacture, sell and achieve market acceptance of new products, product extensions and improvements to our existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement for our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products, product extensions and improvements to our existing products may also

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

be subject to government regulation, including clearance/approval by the FDA and foreign government agencies. Any failure in our ability to successfully develop, obtain regulatory approval for, manufacture, sell and achieve market acceptance of our new products, product extensions or improvements to our existing products could have a material adverse effect on our operating results and our business.

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

We are subject to a complex system of domestic and foreign taxation and unanticipated changes in our tax rates or exposure to additional tax liabilities could affect our profitability.

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

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

•	our patents and pending patent applications use technology that we invented first;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate our technologies;

•	any of our pending patent applications will result in issued patents; or

•	any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or resulting in their invalidation.

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

We also rely on trade secrets, unpatented proprietary know-how, and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants, and others with whom we discuss our business. These individuals may breach our confidentiality agreements, and our contractual remedies may not be adequate to enforce these agreements. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we may not be able to resolve these disputes in our favor. Furthermore, competitors may independently develop trade secrets and proprietary technology similar to ours. We may not be able to maintain the confidentiality of information relating to products.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we are required to continuously assess, test, and evaluate the design and operating effectiveness of our internal control over financial reporting, or ICFR. While we have concluded that our ICFR was effective as of June 30, 2005, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, which could result in lost investor confidence in the reliability of our financial statements, and may subject us to investigation and/or sanctions by regulatory authorities. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure we can conclude on an ongoing basis that we have effective controls over financial reporting in accordance with Section 404, and our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. If we fail to maintain an effective internal control environment or our independent auditors are unable to render the required attestation, it could have a material adverse effect on investor confidence in our reported financial information. Any such events could adversely affect our financial results and/or the market price of our common stock, and our reputation may be harmed.

Liquidity and Capital Resources

Cash and cash equivalents was $22.6 million at June 30, 2005. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $19.6 million and $12.8 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities exceeded net income in 2005 primarily due to the effect of depreciation and amortization and the tax benefit from exercises of stock options.

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase short-term investments. Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $34.2 million and $8.4 million, respectively. In the second quarter of 2005, we purchased an additional $25.0 million in short-term investments. At June 30, 2005, we have $45.4 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale.

Net cash provided by financing activities for the six months ended June 30, 2005 was $5.5 million, primarily from proceeds received from the exercise of stock options and employee

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

stock purchases. During the quarter, we purchased $9.4 million in stock as part of our share repurchase program. For the six months ended June 30, 2004 net cash used in financing activities of $5.3 million consisted primarily of our stock repurchases net of proceeds from the exercise of stock options and employee stock purchases.

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

For quantitative and qualitative disclosures about market risk affecting Ventana, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not materially changed since December 31, 2004.

Ventana Medical Systems, Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005 (the “Evaluation Date”). Based on their evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. This matter was consolidated with VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO for trial, presently scheduled for the week of November 28, 2005.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM ® HPV Family 16 and Family 6 probe products. We filed an answer denying the allegations in February 2002. The parties have filed cross-motions for summary judgment. In addition, in November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration submitted by Beckman and Ventana. In May 2003, the judge ordered further discovery be taken on the issues of arbitrability. In January 2004, the Court held a hearing on arbitrability. In March 2004, the Judge dismissed without prejudice all of the pending motions in the case, and without comment. In May 2004, the Court ordered arbitration proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. Digene filed a Motion for Reconsideration of the Court’s order, which was denied by the Court in July 2004. In December 2004, Digene initiated the arbitration against Beckman before the American Arbitration Association, or AAA, in New York. In January 2005, the matter was removed to the International Centre for Dispute Resolution, or ICDR, a division of AAA. In February 2005, we filed a Motion for Leave to Petition the Arbitral Panel to participate in the Arbitration with the District Court and notified the ICDR of this request. The Court has granted our motion and it is expected to be heard once the arbitration gets under way. The arbitral panel selection process concluded in July 2005 with the appointment of three arbitrators.

In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce, or ICC, in Paris, France, to contest the purported termination by Institut Pasteur of the Sublicense Agreement we acquired from Beckman in September 2002. Institut Pasteur responded, and the parties selected a panel of arbitrators. In December 2003, the panel framed the Terms of Reference, the issues to be heard in the case. In February 2004, we submitted our Statement of Claim. In March 2004, Institut Pasteur filed a Statement of Defenses. Institut Pasteur also filed a Motion to Stay the Arbitration pending the outcome of the Delaware patent litigation, and an oral hearing was conducted in May 2004. The Motion for Stay was denied, and in June 2004, we filed our Statement of Reply and rebuttal to Institut Pasteur’s defenses. In July 2004, Institut Pasteur submitted its Statement of Response and rebuttal. The ICC hearing was conducted in September, 2004. Post-hearing submissions were filed in November 2004, and a Submission of Costs was filed in February 2005. By the decision rendered in late April 2005, the ICC decided that Institut Pasteur did not have standing to terminate the Sublicense Agreement and that Ventana was a proper licensee and sub-licensee of the relevant HPV patents. The ICC further determined that Ventana is entitled to seek

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings – (continued)

damages in an amount to be quantified. The damages phase of the arbitration is expected to commence in the latter half of 2005.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. We filed our answer in October 2003. In June 2004, BioGenex moved to amend its complaint adding allegations that we also infringe U.S. Patent No. 6,632,598, and has also filed an action for contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. A show cause hearing on the contempt action was originally set for August 2004 but remains to be heard. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. A case management conference is scheduled for August 2005.

VENTANA v. BIOGENEX LABORATORIES INC., No. CIV-03-92-TUC-RCC, was filed in February 2003, in U.S. District Court, District of Arizona. Discovery is complete and the Court has scheduled a claim construction (“Markman”) hearing for August 2005. The remainder of the case has not been scheduled.

CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. The Court heard appellate arguments on the patent infringement decisions in June 2005. The appeal is likely to be decided in the latter half of 2005. Hearings on the issues of patent damages and the antitrust-related claims will not be scheduled until the conclusion of the Ventana appeal.

For further discussion of legal proceedings affecting the Company, see Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2004.

We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions above and resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operation; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.

Ventana Medical Systems, Inc.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 8, 1998, our Board of Directors authorized us to repurchase up to 1.5 million shares of its common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of an additional 2.0 million shares. During the six months ended June 30, 2005, we re-purchased 252,268 of our common stock for $9.8 million. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the Second Quarter 2005

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	—	—	—	2,323,032
May 1 - May 31, 2005	—	—	—	2,323,032
June 1 - June 30, 2005	242,500	38.88	242,500	2,080,532

Ventana Medical Systems, Inc.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 8, 2005 to each stockholder of record on March 18, 2005, for its Annual Meeting of Stockholders held May 11, 2005 at 10:00 a.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider six proposals.

The first proposal was the ratification of the appointment of the Company’s independent registered public accounting firm (Ernst & Young LLP) for the fiscal year ending December 31, 2005. The results were:

For:	33,860,504
Against:	73,010
Abstentions:	8,674

The second proposal involved the election of directors. The existing Board of Directors selected four nominees: Thomas Brown, Thomas Grogan, M.D., John Patience, and Jack Schuler, who ran unopposed. The results were:

	Votes For	Votes Against or Withheld
Thomas Brown	33,637,810	304,378
Thomas Grogan, M.D.	33,405,842	536,346
John Patience	31,530,660	2,411,528
Jack Schuler	33,308,854	633,334

The third proposal was the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 from 50,000,000. The results were:

For:	31,827,021
Against:	2,105,747
Abstentions:	9,420

The fourth proposal involved approval of changes made to the Company’s amended and restated 2001 Outside Director Stock Option Plan. The results were:

For:	18,647,605
Against:	8,655,002
Abstentions:	43,002

The fifth proposal involved approval of the 2005 Equity Incentive Plan. The results were:

For:	16,095,155
Against:	11,232,064
Abstentions:	18,390

The sixth proposal involved approval of the Company’s 2005 Employee Stock Purchase Plan, which is to replace the 1996 Employee Stock Purchase Plan set to expire in 2006. The results were:

For:	26,347,027
Against:	991,702
Abstentions:	6,880

Ventana Medical Systems, Inc.

Item 6.	Exhibits

See Exhibits Index

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: July 26, 2005	By:	/s/ Nicholas Malden
Nicholas Malden Senior Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

3.3	Certificate of Amendment to the Restated Certificate

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)

10.7	2001 Outside Director Stock Option Plan	(4),(5)

10.8	2005 Equity Incentive Plan	(5)

10.9	2005 Employee Stock Purchase Plan	(5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), on June 10, 2003.

(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.

(5)	Filed with the Definitive Proxy Statement on Schedule 14A (Commission File No. 000-20931) on March 31, 2005.