Form 10-Q
period 2005-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2005-11-09
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 36,121,007 as of October 21, 2005.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$8,603	$33,354
Short-term investments	39,070	20,149
Trade accounts receivable, net	33,651	33,292
Inventories, net	14,489	10,877
Deferred tax assets	6,921	6,544
Prepaids and other current assets	3,306	2,188

Total current assets	106,040	106,404
Property and equipment, net	53,174	47,679
Deferred tax assets, net of current portion	10,187	11,329
Goodwill	2,804	2,804
Intangible assets, net	8,794	7,097
Capitalized software development costs, net	2,569	2,249
Other assets	1,964	2,586

Total assets	$185,532	$180,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,748	$10,418
Other current liabilities	30,589	25,849

Total current liabilities	42,337	36,267
Long-term debt	1,802	2,182
Other long-term liabilities	564	549

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.001 par value; 100,000 shares authorized; 36,099 and 35,100 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	36	35
Additional paid-in capital	192,842	176,211
Deferred stock-based compensation	(404)	—
Accumulated earnings (deficit)	1,045	(13,860)
Accumulated other comprehensive (loss) income	(629)	40
Treasury stock - 1,978 shares and 1,189 shares at cost at September 30, 2005 and December 31, 2004, respectively	(52,061)	(21,276)

Total stockholders’ equity	140,829	141,150

Total liabilities and stockholders’ equity	$185,532	$180,148

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales:
Reagents and other	$42,917	$34,308	$124,623	$99,199
Instruments	7,820	4,994	20,255	18,929

Total net sales	50,737	39,302	144,878	118,128
Cost of goods sold	12,438	9,236	36,025	29,950

Gross profit	38,299	30,066	108,853	88,178

Operating expenses:
Research and development	6,487	5,421	19,312	15,741
Selling, general and administrative	21,200	17,638	60,893	54,188
Amortization of intangible assets	576	307	1,531	924
Special charges	5,000	1,758	5,000	1,758

Income from operations	5,036	4,942	22,117	15,567
Interest and other income	263	126	660	211

Income before taxes	5,299	5,068	22,777	15,778
Provision for income taxes	1,748	1,004	7,872	3,118

Net income	$3,551	$4,064	$14,905	$12,660

Net income per common share:
—Basic	$0.10	$0.12	$0.43	$0.38

—Diluted	$0.10	$0.11	$0.40	$0.35

Shares used in computing net income per common share:
—Basic	34,489	33,611	34,447	33,512

—Diluted	36,879	35,835	36,891	35,739

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$14,905	$12,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,983	6,105
Non-cash litigation charge	5,000	—
Non-cash intangibles and property and equipment charges	—	1,758
Deferred income tax benefit	785
Tax benefit from exercise of stock options	4,381	—
Amortization of deferred compensation	37	—
Accounts receivable	(359)	40
Inventories	(3,612)	(2,619)
Other assets	(1,395)	(1,742)
Accounts payable	336	1,128
Other liabilities	(245)	5,118

Net cash provided by operating activities	27,816	22,448

Investing activities:
Purchase of property and equipment	(11,956)	(11,948)
Purchases and expenditures related to intangible assets	(2,301)	(3,605)
Purchases of short-term investments	(46,700)	(15,348)
Proceeds from sale of short-term investments	28,300	15,135

Net cash used in investing activities	(32,657)	(15,766)

Financing activities:
Issuance of common stock	11,622	8,199
Repayments of debt	(162)	(219)
Purchases of common stock for treasury	(30,521)	(13,886)

Net cash used in financing activities	(19,061)	(5,906)
Effect of exchange rate changes on cash and cash equivalents	(849)	36

Net (decrease) increase in cash and cash equivalents	(24,751)	812
Cash and cash equivalents, beginning of period	33,354	19,711

Cash and cash equivalents, end of period	$8,603	$20,523

Supplemental cash flow information:
Income taxes paid	$428	$414
Interest paid	$53	$55
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$338	$—

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

Ventana Medical Systems, Inc. (“Ventana” or the “Company”) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., and Ventana Medical Systems Pty. Ltd. All significant inter-company balances and transactions have been eliminated. We do not have any subsidiaries in which we do not own 100% of the outstanding stock.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.	Stock-Based Employee Compensation

At September 30, 2005, the Company has five active stock-based employee compensation plans. All options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations. No stock based employee compensation cost related to the stock options granted under the plans is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

2.	Stock-Based Employee Compensation (continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$3,551	$4,064	$14,905	$12,660
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,146)	(922)	(3,354)	(5,769)

Pro-forma net income	$2,405	$3,142	$11,551	$6,891

Net income:
Basic - as reported	$0.10	$0.12	$0.43	$0.38

Basic - pro forma	$0.07	$0.09	$0.34	$0.21

Diluted - as reported	$0.10	$0.11	$0.40	$0.35

Diluted - pro forma	$0.07	$0.09	$0.31	$0.19

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

In May 2005, the Company granted 11 restricted shares of common stock to an employee and recorded deferred compensation of $441, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employee receiving the grant. The shares become fully vested fifty-nine months after the grant date.

Amortization of deferred compensation was approximately $22 and $37 in the three and nine month periods ended September 30, 2005 and $0 for both the three and nine month periods ended September 30, 2004. When applicable, this expense has been included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company expects to record compensation expense related to deferred compensation of approximately $22 per quarter through March 31, 2010. Expense with respect to the grants could be reversed in the event the employee receiving the grant leaves the Company prior to vesting in the award.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

3.	Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw material and work-in-process	$7,289	$4,067
Finished goods	7,200	6,810

	$14,489	$10,877

4.	Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine months ending September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$3,551	$4,064	$14,905	$12,660
Net unrealized (losses) gains on available for sale securities	(24)	24	(38)	(52)
Net change in cumulative translation adjustment	776	481	(631)	36

	$4,303	$4,569	$14,236	$12,644

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	September 30, 2005	December 31, 2004
Net unrealized losses on available for sale securities	$(102)	$(64)
Cumulative translation adjustment	(527)	104

	$(629)	$40

5.	Provision for Income Taxes

For the three and nine months ending September 30, 2005, income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at September 30, 2005, represented the amount that is more likely than not of being recovered in the foreseeable future.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

5.	Provision for Income Taxes (continued)

The income tax provision for the three and nine months ending September 30, 2004 consisted of certain state and international tax expenses. Income tax expense with respect to domestic income generated during this period was offset by the utilization of existing net operating loss carryforwards. As a result, a comparison of the effective tax rates between September 30, 2005 and 2004 are not meaningful.

We record estimated reserves and liabilities for income taxes. The Company believes it maintains adequate tax reserves to offset potential liabilities arising upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in our recording a benefit or expense in the period a final determination was made.

6.	Stock Repurchases

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,500 shares of its common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of an additional 2,000 shares. During the nine months ended September 30, 2005 and 2004, the Company re-purchased 803.0 and 666.4 shares of its common stock for $30,677 and $13,886, respectively. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

7.	Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, United Kingdom, Japan and Australia). Segment information for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30, 2005
	North America	International	Elimina- tions	Totals
Sales to external customers	$36,864	$13,873	$—	$50,737
Depreciation and amortization expense	2,921	410	—	3,331
Segment profit	2,327	1,224	—	3,551

	Three months ended September 30, 2004
	North America	International	Elimina- tions	Totals
Sales to external customers	$28,272	$11,030	$—	$39,302
Depreciation and amortization expense	1,642	385	—	2,027
Segment profit	1,674	2,390	—	4,604

	Nine months ended September 30, 2005
	North America	International	Elimina- tions	Totals
Sales to external customers	$102,469	$42,409	$—	$144,878
Depreciation and amortization expense	6,741	1,242	—	7,983
Segment profit	10,839	4,066	—	14,905
Property and equipment, net	47,342	5,832	—	53,174
Segment assets	166,200	34,118	(14,786)	185,532
Expenditures for long-lived assets	12,632	1,625	—	14,257

	Nine months ended September 30, 2004
	North America	International	Elimina- tions	Totals
Sales to external customers	$82,631	$35,497	$—	$118,128
Depreciation and amortization expense	4,950	1,155	—	6,105
Segment profit	5,694	6,966	—	12,660
Property and equipment, net	43,079	5,621	—	48,700
Segment assets	140,248	31,273	(17,324)	154,197
Expenditures for long-lived assets	13,659	1,894	—	15,553

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

8.	Commitments and Contingencies

On September 21, 2005, Ventana was notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement by our previous generation BENCHMARK® and DISCOVERY® systems of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693. Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires the Company to record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, the Company recorded a liability of $5.0 million representing the Company’s estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require the Company to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

In the ordinary course of business, we are involved in a number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

9.	Recently Issued Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). Under the new rule, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, (SFAS 109) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Creation Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As of September 30, 2005, we were in the process of evaluating whether we will repatriate any foreign earnings under the Act and, if so, the amount that we will repatriate. However, we do not expect to be able to complete this evaluation until later in fiscal 2006. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act. The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS 109, rather than as a

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except per share data)

(Unaudited)

9.	Recently Issued Accounting Pronouncements (continued)

rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at September 30, 2005 is required.

In December 2004, the FASB also issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, (SFAS 151) which will become effective for us beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. We are currently evaluating the potential impact of this standard on our financial position and results of operations, but do not believe the impact of the change will be material.

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

Results of Operations

Net Sales

Net sales for the three and nine months ended September 30, 2005 increased 29% and 23% versus the same periods in 2004 to $50.7 million and $144.9 million from $39.3 million and $118.1 million, respectively. Sales growth for the three month period is attributable to 57% and 25% increases in instrument and reagents and other sales, respectively. The sales growth for the nine month period is a result of a 26% increase in reagents and other sales. The growth in reagent and other sales is driven by an 11% increase in our installed base to approximately 5,500 instruments in 2005 and a 12% year-over-year improvement in the average reagent annuity stream per installed instrument to approximately $26,900 from $24,000 in 2004.

The aforementioned factors drove sales increases in the three and nine month periods of 2005 compared to 2004 across both geographic segments: 30% and 24% in North America ($36.9 million and $102.5 million compared to $28.3 million and $82.6 million, respectively) and 26% and 19% internationally ($13.9 million and $42.4 million compared to $11.0 million and 35.5 million, respectively).

Gross Profit

Gross profit for the three and nine months ended September 30, 2005 increased to $38.3 million and $108.9 million, respectively, from $30.1 million and $88.2 million for the same periods in 2004. The Company’s gross margin for the three and nine months ended September 30, 2005 was 75.5% and 75.1% compared to 76.5% and 74.7%, respectively. The decrease in gross margin percentage for the three month period is primarily due to the higher mix, as compared to the same period in the prior year, of lower margin instrument sales. Current quarter notwithstanding, gross margins have increased in the nine month period due to the continued longer term trend of a shift in sales mix to higher margin reagent and other sales from instrument sales, which have a lower margin.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Research and Development

Research and development spending for the three and nine months ended September 30, 2005 increased to $6.5 million and $19.3 million, respectively, from $5.4 million and $15.7 million for the same periods in 2004. This increase was driven by our ongoing new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

Presented below is a summary of SG&A expense for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	% Net Sales	$	% Net Sales	$	% Net Sales	$	% Net Sales
Sales and marketing	$14,227	28%	$11,920	30%	$42,282	29%	$38,355	32%
General and Administration	6,973	14%	5,718	15%	18,611	13%	15,833	14%

Total SG&A	$21,200	42%	$17,638	45%	$60,893	42%	$54,188	46%

SG&A expense for the three and nine months ended September 30, 2005 increased to $21.2 and $60.9 million, respectively, from $17.6 million and $54.2 million for the same periods in 2004. The increase is primarily attributed to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in further establishing our intellectual property position and defending ourselves in litigation matters.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2005 increased to $0.6 million and $1.5 million, respectively, from $0.3 million and $0.9 million for the same periods in 2004. The increase is due to incremental amortization associated with a higher carrying base in intangible assets as a result of increased legal costs associated with defending our rights under patents which we own during the three and nine months ended September 30, 2005. Estimated amortization expense for intangible assets as of September 30, 2005 for each of the five succeeding fiscal years is as follows (dollars in thousands): 2005: $2,100, 2006: $2,100, 2007: $1,900, 2008: $1,600, 2009: $1,400.

Special Charges

On September 21, 2005, Ventana was notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement by our previous generation BENCHMARK® and DISCOVERY® systems of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693. Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires the Company to record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, the Company recorded a liability of $5.0 million representing the Company’s estimate of liability after

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require the Company to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

On September 16, 2004, we entered into an agreement with TriPath Imaging Inc. to sell and distribute worldwide a Ventana-branded interactive histology imaging system. As a result of this transaction, we incurred a $1.8 million non-cash charge primarily associated with impairments to certain intangible and fixed assets we acquired in our 2001 transaction with Molecular Diagnostics, Inc.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2005 increased to approximately $263,000 and $660,000, respectively, from $126,000 and $211,000 for the same periods in 2004. This increase is primarily due to increased investment balances generated by improving cash flow.

Provision for Income Taxes

For the three and nine months ending September 30, 2005, the provision for income taxes reflects management’s estimate of an approximate 35% effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company’s estimated income tax expense in each jurisdiction for the year.

The income tax provision for the three and nine months ending September 30, 2004 consisted of certain state and international tax expenses for which net operating loss carryforwards did not exist. Income tax expense with respect to U.S. income generated during this period was offset by the utilization of existing net operating loss carryforwards. As a result, a comparison of the effective tax rates between September 30, 2005 and 2004 is not meaningful.

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

It is possible that we may be forced to pay damages to CytoLogix which exceed the amounts we have reserved.

As discussed in more detail in our annual report on Form 10-K, Part I, Item 3, Legal Proceedings, as filed with the Securities and Exchange Commission on March 15, 2005 and under Part II, Item 1, Legal Proceedings of this document, we have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents. The patents in question relate to prior versions of our BENCHMARK® and DISCOVERY® instruments and do not apply to the current versions of the BENCHMARK XT / LT and DISCOVERY XT instruments. In September 2005, the Court of Appeals upheld certain of the jury findings of patent infringement, and the case is expected to proceed to trial on the issue of damages. We have accrued a liability of $5 million in this regard. At trial, CytoLogix may advance arguments for damages several times higher than the amount accrued by the Company. In view of the complexity of this case and the inherent uncertainty of patent infringement litigation, there is a possibility the amount of damages paid to CytoLogix could be substantially different from the $5 million accrued by the Company.

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

Further, we ship our products into European markets, which are also subject to governmental environmental regulations such as the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) which will be effective July 1, 2006, and the Directive on Waste Electrical and Electronic Equipment. These directives focus on limiting the amounts of certain elements, such as lead, in electrical devices, and providing for the proper disposal of the electrical devices and their components. We cannot assure you that compliance with these regulations will not have a material adverse effect on our operating results and our business.

Our future growth depends on our ability to develop and successfully introduce new products, product extensions and improvements to existing products to address unmet patient and market needs.

Our future growth is dependent upon, among other factors, our ability to develop, obtain regulatory approval for, manufacture, sell and achieve market acceptance of new products, product extensions and improvements to our existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement for our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products, product extensions and improvements to our existing products may also be subject to government regulation, including clearance/approval by the FDA and foreign government agencies. Any failure in our ability to successfully develop, obtain regulatory approval for, manufacture, sell and achieve market acceptance of our new products, product extensions or improvements to our existing products could have a material adverse effect on our operating results and our business.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually assess, test, and evaluate the design and operating effectiveness of our internal control over financial reporting, or ICFR. While we have concluded that our ICFR was effective as of December 31, 2004, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, which could result in lost investor confidence in the reliability of our financial statements, and may subject us to investigation and/or sanctions by regulatory authorities. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure we can conclude on an ongoing basis that we have effective controls over financial reporting in accordance with Section 404, and our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. If we fail to maintain an effective internal control environment or our independent auditors are unable to render the required attestation, it could have a material adverse effect on investor confidence in our reported financial information. Any such events could adversely affect our financial results and/or the market price of our common stock, and our reputation may be harmed.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Recent regulations related to equity compensation could adversely affect our earnings and our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Ventana. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments, (SFAS 123R) which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of 2006. This regulation will negatively impact our earnings for those share based awards that vest beginning in 2006. For example, recording a charge for employee stock options under SFAS 123 would have decreased our net income by $8.4 million in 2004 and by $3.4 million in the nine months ended September 30, 2005. The impact on net income of SFAS 123R may differ significantly from the impact as calculated under SFAS 123. Furthermore, adoption of SFAS 123R will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future. A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our reported results of operations. See also Note 2 to the Condensed Consolidated Financial Statements – Stock Based Employee Compensation.

In addition, regulations implemented by NASDAQ requiring shareholder approval for all stock option plans as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant equity-based awards to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Liquidity and Capital Resources

Cash and cash equivalents was $8.6 million at September 30, 2005. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $27.8 million and $22.4 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities exceeded net income in 2005 primarily due to the effect of depreciation and amortization and the tax benefit from exercises of stock options, as well as non-cash charges related to litigation.

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase short-term investments. Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $32.7 million and $15.8 million, respectively. In the second quarter of 2005, we purchased an additional $25.0 million in short-term investments. At September 30, 2005, we have $39.1 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these short-term investments as available-for-sale.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Net cash used in financing activities for the nine months ended September 30, 2005 was $19.1 million, primarily used in our stock repurchases net of proceeds received from the exercise of stock options and employee stock purchases. During the quarter, we purchased $20.9 million in stock as part of our share repurchase program. For the nine months ended September 30, 2004 net cash used in financing activities of $5.9 million consisted primarily of our stock repurchases net of proceeds from the exercise of stock options and employee stock purchases.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005 (the “Evaluation Date”). Based on their evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. The Court heard appellate arguments on the patent infringement decision in June 2005. The Appeals Court rendered its decision in September 2005 upholding the infringement finding on most of the claims of the ‘061 and the ‘693 patents. The District Court has scheduled a status conference for November 2005 to schedule the remaining issues of patent damages and antitrust-related claims. We recorded a liability of $5.0 million representing the Company’s estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require us to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

VENTANA V. DAKOCYTOMATION, Civil Action No. 04-1522, was filed in December 2004, in the U.S. District Court, District of Delaware, alleging infringement of U.S. Patent No. 6,827,901 (“Automated Biological Reaction Apparatus”) by the making, using, and selling of the ARTISAN™ staining system. The suit seeks injunctive relief including a Preliminary Injunction against the continued making, using, and selling of the instrument and unspecified damages. DakoCytomation filed an answer to the complaint in January 2005. Mediation is scheduled for December 2005 and trial is presently scheduled for July 2006.

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. This matter was consolidated with VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO for trial, presently scheduled for the week of November 28, 2005. Following the BioGenex Laboratories Inc. claim construction ruling (see VENTANA v. BIOGENEX LABORATORIES INC legal proceedings below) and entry of Judgment in that matter in October 2005, Vision filed a motion for summary judgment of non-infringement based upon collateral estoppel. We will oppose the motion on the grounds that this Court need not be bound by the Arizona Court ruling and move to stay the matter. We have agreed with Vision to request the Court take the trial date off calendar, and to stay the matter pending the Court’s ruling on these motions.

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

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings – (continued)

Digene initiated the arbitration against Beckman before the American Arbitration Association, or AAA, in New York. In January 2005, the matter was removed to the International Centre for Dispute Resolution, or ICDR, a division of AAA. In February 2005, we filed a Motion for Leave to Petition the Arbitral Panel to participate in the Arbitration with the District Court and notified the ICDR of this request. The Court granted our motion, and a petition to participate in arbitration was submitted to the arbitral panel. In October 2005, the arbitral panel denied the petition to join. The arbitration hearing is anticipated in the Spring of 2006.

In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce, or ICC, in Paris, France, to contest the purported termination by Institut Pasteur of the Sublicense Agreement we acquired from Beckman in September 2002. Institut Pasteur responded, and the parties selected a panel of arbitrators. In December 2003, the panel framed the Terms of Reference, the issues to be heard in the case. In February 2004, we submitted our Statement of Claim. In March 2004, Institut Pasteur filed a Statement of Defenses. Institut Pasteur also filed a Motion to Stay the Arbitration pending the outcome of the Delaware patent litigation, and an oral hearing was conducted in May 2004. The Motion for Stay was denied, and in June 2004, we filed our Statement of Reply and rebuttal to Institut Pasteur’s defenses. In July 2004, Institut Pasteur submitted its Statement of Response and rebuttal. The ICC hearing was conducted in September, 2004. Post-hearing submissions were filed in November 2004, and a Submission of Costs was filed in February 2005. By the decision rendered in late April 2005, the ICC decided that Institut Pasteur did not have standing to terminate the Sublicense Agreement and that Ventana was a proper licensee and sub-licensee of the relevant HPV patents. The ICC further determined that Ventana is entitled to seek damages in an amount to be quantified. We filed notice with the ICC in August 2005 to resume the second phase of the arbitration relating to damages. The ICC has renewed proceedings on this issue, and ordered Institut Pasteur to provide certain requested documents. We anticipate that a hearing will be scheduled in the Spring or Summer of 2006.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. We filed our answer in October 2003. In June 2004, BioGenex moved to amend its complaint adding allegations that we also infringe U.S. Patent No. 6,632,598, and has also filed an action for contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. A show cause hearing on the contempt action was originally set for August 2004 but remains to be heard. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. In October 2005, the Court denied entry of an order to show cause on the contempt claim, dismissing the contempt action. The Court did note, however, that the ‘787 infringement action remains.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C05 00860 WDB, was filed in March 2005, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges Ventana infringes U.S. Patent No. 6,632,598 and one claim of the ‘452 patent held by BioGenex. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. The matter has been joined with the other action pending before this court (see above). We have filed a motion to dismiss the case with respect to the ‘452 patent. The motion was heard July 2005 and at the case management conference August 2005, the Court dismissed the ‘452 patent claim. BioGenex infringement disclosures on the ‘598 patent were submitted in early September and we have filed a motion for summary judgment of non-infringement, scheduled to be heard in January 2006.

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings – (continued)

VENTANA v. BIOGENEX LABORATORIES INC., No. CIV-03-92-TUC-RCC, was filed in February 2003, in U.S. District Court, District of Arizona. In late August 2005, the Court issued a claim construction (“Markman”) ruling favorable to BioGenex. In September 2005, the parties filed a stipulation of entry of judgment of non-infringement based solely on the claim construction for the purpose of being able to proceed to an appeal of the ruling. In October 2005, the Court entered an appealable judgment, and we filed a notice of appeal. A hearing date is anticipated in the Spring of 2006 and a decision in mid-Summer 2006. BioGenex has also filed a motion for costs and for attorney’s fees in this matter.

For further discussion of legal proceedings affecting the Company, see Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2004.

We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We are involved in a number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

Ventana Medical Systems, Inc.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 8, 1998, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of an additional 2.0 million shares of our common stock. During the nine months ended September 30, 2005, we re-purchased 802,768 of our common stock for $30.7 million. The repurchased shares were returned to the status of authorized but unissued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the Third Quarter 2005

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	—	—	—	2,080,532
August 1 - August 31, 2005	221,800	38.33	221,800	1,868,500
September 1 - September 30, 2005	328,700	37.75	328,700	1,539,800

Ventana Medical Systems, Inc.

Item 6.	Exhibits

See Exhibits Index

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: November 8, 2005	By:	/s/ NICHOLAS MALDEN
Nicholas Malden
Senior Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

3.3	Certificate of Amendment to the Restated Certificate

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)

10.7	2001 Outside Director Stock Option Plan	(4),(5)

10.8	2005 Equity Incentive Plan	(5)

10.9	2005 Employee Stock Purchase Plan	(5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), on June 10, 2003.

(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.

(5)	Filed with the Definitive Proxy Statement on Schedule 14A (Commission File No. 000-20931) on March 31, 2005.