Form 10-K
period 2005-12-31
VENTANA MEDICAL SYSTEMS INC
filed 2006-02-21
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-20931

VENTANA MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2976937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1910 Innovation Park Drive Tucson, AZ	85755
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 887-2155

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,224,264,000 based on the last sale price of common stock on June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 10, 2006 was 36,304,577 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K. Examples of such forward-looking statements include, but are not limited to statements about:

•	timing, willingness, and ability of hospital, academic, and research laboratories to switch to automated slide processing;

•	the size and annual growth of the potential markets for our products;

•	timing of the introduction of our newly developed products;

•	the utility or protection of our intellectual property;

•	our ability to obtain regulatory clearances for our products, and to meet ongoing regulatory requirements related to manufacturing;

•	our ability to obtain licenses or rights to intellectual property from third parties and ability to renew existing rights to intellectual property;

•	future expectations regarding trade secrets, technological innovations, licensing agreements, and outsourcing of certain business functions;

•	ongoing and potential litigation and the strength of our claims and defenses in existing litigation;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	potential competitors or competitive products and our relative strengths;

•	potential future dividends;

•	potential impact of interest rate and foreign currency fluctuations;

•	ability of users of our products to obtain adequate reimbursement;

•	expected future sources of revenue and capital or increasing cash needs; and

•	accounting assumptions, including assumptions about effective tax rates, recoverability of our deferred tax assets, the adequacy of reserves, valuation of options, and the impact of new accounting rules.

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

Item 1.    Business

Summary of Our Business

Ventana Medical Systems, Inc., was incorporated in California in 1985 and reincorporated in Delaware in 1993. We launched our first instrument-reagent system in 1991 and have since launched numerous new products using both internally developed and acquired technologies. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Ventana”, “registrant”, or “Company” refer to Ventana Medical Systems, Inc., and our five subsidiaries: Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., Ventana Medical Systems, Pty. Ltd. and Ventana Medical Systems, S.A.

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

For the purposes of financial reporting, we have two reportable segments: North America (primarily the United States) and International (primarily France, Germany, United Kingdom, Japan, and Australia). Please see Note 15 in the Notes to Consolidated Financial Statements for additional information concerning our North American and International business segments.

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

IHC Staining.    The majority of IHC slides are stained in hospital-based histology labs. However, in North America, Japan, and Australia some hospitals send their IHC slides to regional reference labs for staining, rather than perform the work themselves. We estimate the number of IHC slides processed across all labs in the U.S. is growing about 6% to 8% annually. The first factor increasing the number of IHC slides is the increasing incidence of cancer as the general population ages, thereby increasing histology-producing surgical cases. The second factor is the emergence of new diagnostic kits that may influence therapeutic choices.

ISH Staining.    The clinical market for ISH staining is small currently, due to the difficulty of performing ISH stains manually and the small number of ISH tests, or assays, accepted for clinical use. Currently, ISH is used principally to detect cancer and infectious diseases, primarily viruses, in tissue. We expect automation to grow the clinical ISH staining market significantly, and that ISH tests for genetic mutations will become important clinical tools.

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

Worldwide, the greatest application of cytology is in cervical cancer screening. Cervical cancer is the second most common cancer in women and is the principal cancer of women in developing countries, which account for 80% of the reported cases. Globally, approximately 370,000 cases of cervical cancer are diagnosed annually. In the United States, according to historical incidence data from the National Cancer Institute, there are approximately 10,000 new cases of cervical cancer diagnosed each year. Because cervical cancer can be a highly treatable disease, there is an emphasis on screening and early detection through the use of cervical cytology. According to Women’s Health in Primary Care, of the 50 to 60 million American women who undergo cervical cytology, or PAP, testing each year, approximately 3.5 million will have a cytologic abnormality that requires further evaluation.

Drug Discovery

The research market for new drugs comprises over 250,000 researchers in the U.S. located in labs operated by traditional pharmaceutical and biopharmaceutical companies, governments, and medical research centers. Research is conducted in these labs to determine the causes of disease and to identify specific drugs to treat disease. Genomics, the study of genes and their function, and proteomics, the study of proteins and their function, seek to accelerate the drug discovery process by understanding the molecular mechanisms of disease.

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

Strategy

Our objective is to build shareholder value by expanding our competitive position in anatomical pathology lab automation and by leveraging the core technologies we have developed for histology labs into drug discovery labs. Key elements of our strategy include the following:

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

Primary Staining.    We devoted a great deal of our research and development investment in 2005 to SYMPHONY™, our first H&E system. We expect to conduct an initial launch of the system in the middle of 2006 and ramp up the distribution of the product late in 2006. When SYMPHONY is introduced to the histology market, it will be our first entrance into the H&E staining market.

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

Our groundbreaking BENCHMARK® and DISCOVERY IHC/ISH systems were launched in late 2000 and 1999, respectively, and were subsequently replaced by the BENCHMARK XT, BENCHMARK LT, and DISCOVERY XT systems. The BENCHMARK series of instruments are the only slide preparation systems to offer fully automated Baking Through Staining (BTS™) technology and the flexibility of multiple technologies (IHC and ISH), providing superior, standardized stain quality, increased testing efficiency, and maximum laboratory productivity. BTS™ technology describes the automation process, which saves work by performing the baking, deparaffinization, cell conditioning or antigen unmasking, and staining all on-line, thereby providing full walk-away convenience.

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

Customers performing tests with our instruments must use our detection chemistries on all tests, but have the option of purchasing primary antibodies from other sources. Our detection chemistries, primary antibodies, probes, and other reagents have been developed using proprietary formulations that, when combined with our instruments, optimize the results of the tests performed.

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

Image Analysis.    In the second half of 2004, we signed an agreement with TriPath Imaging Inc. of Burlington, North Carolina. Under the agreement, we obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of TriPath Imaging’s interactive histology imaging system, VIAS™ that is optimized for both Ventana and TriPath Imaging assays. The interactive histology imaging system, launched in 2005, offers anatomic pathology laboratories a cost-effective solution utilizing on-demand digital imaging, direct visualization of IHC stained slides, and real-time quantitative analysis of tissue samples.

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

Research and Development

Our research and development organization is divided into two distinct but complementary teams. One team, the Discovery team, is focused on core research/discovery in the area of technology development and the second team, the Development team, is focused on new product development. As new technologies are proven to be feasible by the Discovery team, they are transferred to the Development team for incorporation into new products. Our efforts are focused on innovative combined instrument-reagent systems, as well as enhancements to existing instruments. In addition, we are developing new reagents for current and future customer applications.

Our 161 research and development employees perform the majority of our research and development activities. Their efforts are supplemented by consulting services and assistance from scientific advisors. We incurred research and development expenses of $25.7 million, $21.2 million, and $19.6 million in 2005, 2004, and 2003, respectively.

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

In 2005, our Research and Development teams devoted significant time to developing SYMPHONY, our first H&E staining system.

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

Customers

Our customers consist of hospital-based anatomical pathology labs, independent reference labs, the drug discovery labs of pharmaceutical companies, biotechnology companies, government labs, medical research centers, and resellers serving these entities. None of our customers accounted for more than 5% of our consolidated revenues in 2005, 2004, or 2003.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. For example, in the CytoLogix litigation, described in further detail under Item 3, Legal Proceedings, we have received an adverse judgment and were determined to infringe CytoLogix’s patents for “Moving Platform Slide Stainer With Heating Elements” (U.S. 6,180,061), and “Random Access Slide Stainer with Independent Slide Heating Regulation” (U.S. 6,183,693). Currently, we are enjoined from the manufacture and sale of our first-generation DISCOVERY and BENCHMARK instruments and may have to pay damages, including royalties, depending on the final outcome of ongoing litigation. Our second-generation BENCHMARK XT/LT instruments are also the subject of a separate patent litigation by CytoLogix (see Item 3, Legal Proceedings).

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

Sales and Marketing

In our major markets, including North America, most of Europe, Japan, and Australia, we sell our products directly to our customers. We believe we have the largest direct sales force calling on histology labs today. Our sales teams are organized by region in North America, except for national and certain key accounts, and by country internationally. In smaller markets, we rely on strategic distributors to sell and service our products.

To augment our clinical anatomical pathology sales and tactical marketing organizations, we have established similar operations to cover our drug discovery line of business. These sales forces in North America, Europe, and Japan primarily promote our DISCOVERY XT systems and related consumables.

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

Currently, direct competition comes from five competitors selling instrument-reagent IHC staining systems. These competitors are Dako, a Danish company that holds a significant share of the market for manual IHC reagents; BioGenex Laboratories, Inc. (BioGenex), a company marketing instruments with a reagent annuity; Lab Vision Corporation, a subsidiary of Apogent Technologies, Inc., a company that supplies Dako with instruments and markets its instruments through distributors and a direct sales force; Diagnostics Products Corp., a company that markets high-volume IHC staining systems in Europe, and Vision Bio Systems Ltd. (Vision), an Australian biomedical company. Dako launched an automated IHC system in 2004. Vision launched an automated IHC/ISH staining system in Europe and Asia Pacific during 2004, and in the U.S. launched the BOND™ OCR system in 2005 (see Item 3, Legal Proceedings). Two automated Special Stains systems compete with our Special Stains module: one system offered by Dako, which is the subject of a patent infringement lawsuit filed by us, and another offered by BioGenex. We believe our success in the Special Stains market will attract additional competitors.

Cytology

The current Human Papillomavirus (HPV) testing market is dominated by Digene Corporation with its U.S. Food and Drug Administration (FDA) approved HYBRID CAPTURE II® liquid-based prep assay holding more than 95% of the HPV testing market.

Drug Discovery

Our focus is on the study of the hybridization of nucleic acid microarrays and messenger RNA expression. Our competitors in nucleic acid micro array hybridization include Tecan Group Ltd., Affymetrix, Inc., and

Amersham Biosciences UK Limited. Currently, we do not face competition providing automated systems for messenger RNA expression studies. In drug discovery IHC staining, competition includes clinical IHC competitors, Dako, Vision and BioGenex.

Manufacturing

All of our instrument and reagent manufacturing operations are housed in a single facility located in Tucson, Arizona. Medical device manufacturing operations are conducted under the FDA Quality System Regulations. These regulations subject our facilities to inspections to verify compliance and require us to maintain documentation and controls for our manufacturing and quality activities. ISO 13485 is the international quality standard for medical device manufacturers, based upon the ISO 9001 quality standard, with additional specific industry requirements consistent with the FDA Quality System Regulations. We received ISO 13485 certification in February 2003.

Employees

As of December 31, 2005, we had 802 full-time employees, including our 9 officers.

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

Third parties may assert patent, trademark, or copyright infringement or other intellectual property claims against us, based on their patents or other intellectual property. We may be required to pay substantial damages (including treble damages) for past infringement; if it is ultimately determined our products infringe a third-party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive, and may divert management’s attention from other business concerns. If we are not successful in a lawsuit, we may be unable to sell our products or to continue to sell our products until we obtain a license from the owner of the relevant technology or other intellectual property rights, which may not be available to us. Even if a license is available, it may require us to pay substantial royalties. (For further discussion of litigation matters, please refer to Part I, Item 3, Legal Proceedings of this document).

It is possible that we may be forced to pay damages to CytoLogix which exceed the amounts we have reserved.

As discussed in more detail Part I, Item 3, Legal Proceedings of this document, we have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents. The patents in question relate to prior versions of our BENCHMARK and DISCOVERY instruments and do not apply to the current versions of the BENCHMARK XT / LT and DISCOVERY XT instruments. In September 2005, the Court of Appeals upheld certain of the jury findings of patent infringement, and the case is expected to proceed to trial on the issue of damages. We have accrued a liability of $5.0 million in this regard. At trial, CytoLogix may advance arguments for damages several times higher than the amount accrued by the Company. In view of the complexity of this case and the inherent uncertainty of patent infringement litigation, there is a possibility the amount of damages paid to CytoLogix could be substantially different from the $5.0 million accrued by the Company.

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

Further, we ship our products into European markets, which are also subject to governmental environmental regulations such as the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) which will be effective July 1, 2006, and the Directive on Waste Electrical and Electronic Equipment. These directives focus on limiting the amounts of certain elements, such as lead, in electrical devices, and providing for the authorized disposal of the electrical devices and their components. We cannot assure you that compliance with these regulations will not have a material adverse effect on our operating results and our business.

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

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws, or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. In addition, the amount of tax we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further tax law changes in jurisdictions in which we conduct business could materially affect our profitability.

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

We may require additional capital resources and cannot assure you that capital will be available to the extent required, on terms acceptable to us, or at all. Any such future capital requirements could result in the issuance of equity securities, which would dilute the interests of our existing stockholders.

Recent legislation requires us to undertake an annual evaluation of our internal control over financial reporting that may identify internal control weaknesses requiring remediation that could harm our reputation or subject us to investigation and sanctions by regulatory authorities.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually assess, test, and evaluate the design and operating effectiveness of our internal control over financial reporting, or ICFR. While we have concluded that our ICFR was effective as of December 31, 2005, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, which could result in lost investor confidence in the reliability of our financial statements, and may subject us to investigation and/or sanctions, by regulatory authorities. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure we can conclude on an ongoing basis that we have effective controls over financial reporting in accordance with Section 404, and our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. If we fail to maintain an effective internal control environment or our independent auditors are unable to render the required attestation, it could have a material adverse effect on investor confidence in our reported financial information. Any such events could adversely affect our financial results and/or the market price of our common stock.

Recent regulations related to equity compensation will affect our earnings and could impact our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with the Company. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments, (“SFAS No. 123R”) which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of 2006. This regulation will negatively impact our earnings for those share based awards that vest beginning in 2006. For example, recording a charge for employee stock options under SFAS No. 123 would have decreased our net income by $8.5 million in 2005. The impact on net income of SFAS No. 123R may differ significantly from the impact as calculated under SFAS No. 123. See also Note 1 to the Condensed Consolidated Financial Statements—Stock Based Employee Compensation.

In addition, regulations implemented by NASDAQ requiring shareholder approval for all stock option plans could make it more difficult for us to grant equity-based awards to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our Asia Pacific operation is located in approximately 700-square-feet of leased office space in Melbourne, Australia. The lease for the Melbourne facility expires in December 2006.

We believe our properties described above are adequate for our current operations.

Item 3.    Legal Proceedings

VENTANA v. DAKOCYTOMATION, Civil Action No. 04-1522, was filed in December 2004, in the U.S. District Court, District of Delaware, alleging infringement of U.S. Patent No. 6,827,901 (“Automated Biological Reaction Apparatus”) by the making, using, and selling of the ARTISAN™ staining system. The suit seeks injunctive relief including a Preliminary Injunction against the continued making, using, and selling of the instrument and unspecified damages. DakoCytomation filed an Answer to the Complaint in January 2005. A claim construction hearing and mediation were conducted in December 2005. Discovery is ongoing and trial is currently scheduled for July 2006.

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1. In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). CytoLogix alleges the manufacture, use, and sale of our BENCHMARK XT slide staining system infringes the ‘261 patent. We dispute all of these contentions and we will defend ourselves vigorously. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. Discovery is currently ongoing. CytoLogix has filed a Motion for Summary Judgment of Infringement. Our opposition to the motion will be due February 2006 and a hearing on the matter is presently scheduled for March 2006.

CYTOLOGIX v. VENTANA, Civil Action No. 00-12231 REK, was filed in October 2000 in the U.S. District Court, Eastern District of Massachusetts. The complaint alleges, under state-law based unfair competition law, Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY and BENCHMARK instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, multiple damages (unspecified amount), and an injunction against our further sales of DISCOVERY and BENCHMARK instruments. In February 2002, CytoLogix amended their complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. This matter was consolidated with CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK (see below) for purposes of discovery and trial.

CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges we infringed on CytoLogix’s patent No. 6,180,061, titled “Moving Platform Slide Stainer with Heating Elements”, and the Complaint was later amended to add U.S. Patent No. 6,183,693, issued in February 2001, titled “Random Access Slide Stainer with Independent Slide Heating Regulation”, both assigned to CytoLogix. CytoLogix seeks treble damages for willful infringement (unspecified amount), and an injunction against our further manufacture and sale of DISCOVERY and BENCHMARK instruments.

At the December 2003, conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable for infringement on the two patent cases (no willful infringement). On the trade secret issue, the jury determined we had not misappropriated any trade secrets. A permanent injunction was entered by the Court in April 2004, which prohibits us from making and selling the DISCOVERY/BENCHMARK systems but does not prohibit their continued use by customers and will not prohibit us from servicing the instruments or supplying reagents to customers. In May 2004, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, on the patent infringement claims and CytoLogix, on the willfulness and misappropriation claims. The Appeals Court rendered its decision in September 2005 upholding the infringement finding on most of the claims of the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings. We filed dispositive motions on several of the outstanding issues in January 2006. Cytologix’ opposition will be due in February 2006 and hearing on these matters is scheduled March 2006. No further dates have been set by the Court pending the March hearing. The Company has accrued a liability of $5 million for potential patent infringement damages.

VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO was filed in March 2003, in the U.S. District Court, Eastern District of Massachusetts. We were served with a Summons and Complaint by Vision BioSystems (Vision) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 and 6,352,861, both owned by us. In September 2004, the Judge denied Vision’s motion for Summary Judgment and ruled in favor of our cross-motion for Summary Judgment that Vision’s BOND system infringes claims 1 and 5 of the ‘861 patent. The Court also dismissed the ‘439 patent from the case. Trial on the issues of patent invalidity and damages remain. This matter was consolidated with VENTANA v. VISION BIOSYSTEMS, LTD, Civil Action No. 05-10614 (see below). Following the BioGenex claim construction ruling (see Ventana v. BioGenex, below) and entry of Judgment in that matter in October 2005, Vision filed a motion for Summary Judgment of Non-Infringement based upon collateral estoppel in both cases. We have filed our opposition. The matter has been taken off the trial calendar and stayed pending the Court’s ruling on these motions.

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. This matter was consolidated with VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO for trial (see above). The matter has been taken off the trial calendar and stayed pending the Court’s ruling on the Summary Judgment motions described in the immediately preceding paragraph.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This Complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM® HPV Family 16 and Family 6 probe products. In November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and us. In May 2004, the Court ordered arbitration to proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. The matter is now before the International Centre for Dispute Resolution (“ICDR”), a division of AAA. Briefing in the arbitration will be completed in February 2006, with the hearing scheduled in March 2006.

VENTANA v. INSTITUT PASTEUR, ICC No. 12764/FM, was filed in June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce in Paris, France, to contest the purported termination by Institut Pasteur of the Sublicense Agreement acquired by us from Beckman in September 2002. The ICC hearing was conducted in September 2004. In a decision rendered in April 2005, the

ICC decided that Institut Pasteur did not have standing to terminate the Sublicense Agreement and that Ventana was a proper licensee and sub-licensee of the relevant HPV patents. The ICC further determined that Ventana is entitled to seek damages in an amount to be quantified. The ICC has renewed proceedings on this issue with the hearing on damages scheduled for July 2006.

VENTANA v. BIOGENEX LABORATORIES INC., No. CIV-03-92-TUC-RCC, was filed by Ventana in February 2003, in U.S. District Court, District of Arizona alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). In August 2005, the Court issued a claim construction ruling favorable to BioGenex on one key point. In September 2005, the parties filed a Stipulation of Entry of Judgment of Non-infringement based solely on the claim construction, for the purpose of being able to proceed to an appeal of the ruling. In October 2005, the Court entered an appealable Judgment, and we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (CAFC). Briefing is underway with a hearing date anticipated in the second quarter 2006 and a decision anticipated in the third quarter 2006. BioGenex has also filed a motion for costs and for attorney’s fees in this matter.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. In June 2004, BioGenex moved to amend its Complaint adding allegations that we also infringe U.S. Patent No. 6,632,598 and has also filed an action for Contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of Non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. In October 2005, the Court denied entry of an order to show cause on the Contempt claim, dismissing the Contempt action. The Court did note however, that the ‘787 infringement action remains. BioGenex has appealed the Court’s ruling. Discovery is ongoing and no trial dates have been set.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C05 00860 WDB, was filed in March 2005, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges Ventana infringes U.S. Patent No. 6,632,598 held by BioGenex. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. The matter has been joined with BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF (see above). We filed a Motion to Dismiss the case with respect to the ‘452 patent. The motion was heard July 2005 and at the case management conference August 2005, the Court dismissed the ‘452 claim. BioGenex infringement disclosures on the ‘598 were submitted in early September 2005 and we have filed a Summary Judgment of Non-infringement. The Summary Judgment motion is scheduled to be heard in early 2006. Discovery is ongoing and no trial dates have been set.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market under the symbol “VMSI”. The closing price of our common stock on February 10, 2006 was $36.71. The following table shows the high and low sales prices in dollars per share for the last two years as reported by Nasdaq:

	Low	High
Year Ended December 31, 2004
First Quarter	$19.19	$22.61
Second Quarter	$20.35	$26.42
Third Quarter	$21.64	$27.45
Fourth Quarter	$23.99	$32.60
Year Ended December 31, 2005
First Quarter	$28.88	$37.80
Second Quarter	$30.40	$44.95
Third Quarter	$34.01	$43.91
Fourth Quarter	$33.51	$42.81

As of February 10, 2006, there were approximately 5,000 stockholders of record.

Dividend Policy

No cash dividends were declared or paid in fiscal 2005 or fiscal 2004. We anticipate retaining all available funds to finance future internal growth and product development.

Stock Repurchase

On September 8, 1998, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of a further 2.0 million shares of our common stock. During 2005, we re-purchased 964,868 of our common stock for $36.3 million. The repurchased shares were returned to the status of authorized but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases in the Fourth Quarter

The following table sets forth the repurchases made by us in the fourth quarter of 2005.

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
October 1–October 31, 2005	161,600	$35.19	161,600	1,378,200
November 1–November 30, 2005	—	—	—	1,378,200
December 1–December 31, 2005	500	$41.57	500	1,377,700

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section titled “Executive Compensation-Equity Compensation Plan Information” in our Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2005, which information is incorporated herein by reference.

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

Selected Consolidated Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$169,739	$137,124	$103,345	$80,365	$61,586
Instruments	29,393	28,978	29,035	25,072	26,227

Total net sales	199,132	166,102	132,380	105,437	87,813
Cost of goods sold	49,832	41,297	35,180	31,244	27,622

Gross profit	149,300	124,805	97,200	74,193	60,191
Operating expenses:
Research and development	25,657	21,242	19,598	16,359	14,929
Selling, general and administrative	79,491	74,306	64,449	51,828	42,760
Amortization of intangible assets	2,121	1,326	1,678	1,646	1,575
Special charges	5,000	1,758	5,700	1,151	—

Income from operations	37,031	26,173	5,775	3,209	927
Interest and other income (expense)	961	(45)	469	1,392	826

Income before taxes	37,992	26,128	6,244	4,601	1,753
Provision for income taxes	12,504	4,839	272	528	311

Net income	$25,488	$21,289	$5,972	$4,073	$1,442

Net income per common share:
— Basic	$0.74	$0.63	$0.18	$0.13	$0.05
— Diluted	$0.69	$0.59	$0.17	$0.12	$0.04

Balance Sheet Data:
Cash, cash equivalents and investments	$51,620	$53,503	$39,685	$18,708	$12,280
Long-term debt	1,996	2,182	2,260	2,357	2,521
Other long-term liabilities	618	549	591	544	212
Working capital	65,236	70,137	56,340	39,030	33,838
Total assets	196,532	180,148	141,214	125,137	110,985
Accumulated income (deficit)	11,628	(13,860)	(35,149)	(41,121)	(45,194)
Total stockholders ' equity	152,304	141,150	112,376	102,104	94,153

The following tables contain summary unaudited quarterly consolidated statements of operations for the four quarters ended December 31, 2005 and 2004. We have prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations presented on page F-4. Our results of operations may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period. All share and per share data have been restated to reflect the 2-for-1 stock split effected in the form of a stock dividend that occurred on March 14, 2005.

Summary Quarterly

Condensed Consolidated Financial Data

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$38,909	$42,797	$42,917	$45,115
Instruments	6,113	6,322	7,820	9,139

Total net sales	45,022	49,119	50,737	54,254
Cost of goods sold	11,600	11,987	12,438	13,807

Gross profit	33,422	37,132	38,299	40,447
Operating expenses:
Research and development	6,135	6,690	6,487	6,345
Selling, general and administrative	19,800	19,893	21,200	18,598
Amortization of intangible assets	476	479	576	590
Special charge	—	—	5,000	—

Income from operations	7,011	10,070	5,036	14,914
Interest and other income	101	296	263	301

Income before taxes	7,112	10,366	5,299	15,215
Provision for income taxes	2,496	3,628	1,748	4,632

Net income	$4,616	$6,738	$3,551	$10,583

Net income per common share
— Basic(1)	$0.13	$0.19	$0.10	$0.31

— Diluted(1)	$0.13	$0.18	$0.10	$0.29

Average basic common shares outstanding	34,193	34,689	34,489	34,060

Average diluted common shares outstanding	36,805	37,153	36,879	36,359

(1)	Per share amounts do not sum to year to date amount due to rounding

Summary Quarterly

Condensed Consolidated Financial Data

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$31,036	$33,855	$34,308	$37,925
Instruments	5,474	8,461	4,994	10,049

Total net sales	36,510	42,316	39,302	47,974
Cost of goods sold	9,692	11,022	9,236	11,347

Gross profit	26,818	31,294	30,066	36,627
Operating expenses:
Research and development	5,150	5,170	5,421	5,501
Selling, general and administrative	18,253	18,297	17,638	20,118
Amortization of intangible assets	289	328	307	402
Special charges	—	—	1,758	—

Income from operations	3,126	7,499	4,942	10,606
Interest and other income (expense)	50	35	126	(256)

Income before taxes	3,176	7,534	5,068	10,350
Provision for income taxes	573	1,541	1,004	1,721

Net income	$2,603	$5,993	$4,064	$8,629

Net income per common share
— Basic(1)	$0.08	$0.18	$0.12	$0.26

— Diluted	$0.07	$0.17	$0.11	$0.24

Average basic common shares outstanding	33,572	33,446	33,610	33,812

Average diluted common shares outstanding	35,724	35,740	35,836	36,254

(1)	Per share amounts do not sum to year to date amount due to rounding

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

Revenue Recognition

We recognize revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.

Revenue from instrument sales made by us directly to the end user is generally recognized upon our completion of the installation. However, if the end user already has the identical instrument installed at the same location, we recognize the revenue from that sale upon shipment. Revenue from reagents is recognized upon shipment terms. Service contract revenue is deferred and recognized ratably over the period service is to be provided, which is typically one to three years. Out-of-warranty work is recognized as services are rendered.

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

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers, based on ongoing credit evaluations. Historically, losses from uncollectible accounts have not exceeded our reserves. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined a smaller or larger reserve was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

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

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided a valuation allowance on our deferred tax assets, because we believe it is “more likely than not” that our deferred tax assets will be recovered from future taxable income. Should we determine we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

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

Patent Capitalization

We capitalize costs associated with the filing of patent applications and/or defending our rights under patents which we own. We have incurred material legal costs, some of which have been capitalized, thereby increasing the carrying value of associated patents. These capitalized costs are amortized on a straight-line basis over the lesser of seven years or the remaining life of the patent to which they relate and are reflected net of accumulated amortization as an intangible asset in our consolidated balance sheets. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced, or if the patents do not provide the competitive advantages that we anticipated at the time of capitalization, we may have to record impairment charges to the patents, and such charges could be material.

Results of Operations

Comparison of 2005 and 2004

Net Sales

Net sales increased by 20% to $199.1 million in 2005 versus $166.1 million in 2004. Reagent and other revenues increased 24% to $169.7 million in 2005 from $137.1 million in 2004. This growth was driven primarily by an increase in our total historical installed base from approximately 5,100 in 2004 to approximately 5,700 in 2005 and the fact that our BENCHMARK series of instruments have a significantly larger reagent annuity stream. This latter dynamic is evidenced by the 10% increase in the average reagent annuity stream per installed instrument to $27,400 in 2005 from $24,800 in 2004. Service revenue was $15.3 million in 2005, a 28% increase from $12.0 million in 2004, primarily due to more non-warranty-related service activities. Instrument revenue of $29.4 million in 2005 increased 1% over 2004. By segment, domestic and international revenues increased 21% and 16%, respectively, versus 2004, paced by 24% growth in reagent and other revenue in both segments.

Gross Margin

Total gross margin was 75% in 2005 and consistent with 2004. Our overall gross margin generally improves based on the increased revenue mix toward reagents, which carry a higher margin than instruments, but this effect was diluted in 2005 by a higher mix of lower margin instrument product lines compared to prior years and growth in our non-reagent business.

Research and Development

R&D spending increased to $25.7 million in 2005 from $21.2 million in 2004. This increase was driven primarily by our aggressive new platform development programs, including SYMPHONY, and our reagent chemistry application initiatives. R&D expense was 13% percent of sales, consistent with 2004.

Selling, General and Administrative

SG&A expenses increased to $79.5 million in 2005 from $74.3 million in 2004. This 7% increase is primarily due to the result of investments in our sales force, quality and regulatory functions and continued development of our marketing organization. As a percentage of net sales, SG&A decreased to 40% in 2005 from 45% in 2004.

Amortization of Intangible Assets

Amortization expense of intangible assets increased to $2.1 million in 2005 from $1.3 million in 2004 primarily due to the higher carrying base in intangible assets as a result of increased legal costs associated with defending our rights under patents which we own.

Special Charges

On September 21, 2005, we were notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement by our previous generation BENCHMARK and DISCOVERY systems of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693. SFAS No. 5, Accounting for Contingencies, requires the Company to record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, the Company recorded a liability of $5.0 million representing the Company’s estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require the Company to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

On September 16, 2004, we entered into an agreement with TriPath Imaging Inc. to sell and distribute worldwide a Ventana-branded interactive histology imaging system. As a result of this transaction, we incurred a $1.8 million non-cash charge primarily associated with impairments to certain intangible and fixed assets we acquired in our 2001 transaction with Molecular Diagnostics, Inc.

Interest and Other Income (Expense)

Interest and other income (expense) for 2005 increased to $961,000 from ($45,000) in 2004. This increase is primarily due to increased average investment balances generated by improving cash flow.

Income Taxes

Our provision for income taxes increased to $12.5 million in 2005 from $4.8 million in 2004. Our effective tax rate was 32.9% in fiscal 2005, compared to 18.5% in fiscal 2004. The increase in our effective tax rate in fiscal 2005 was primarily due to the tax provision being fully expensed at the applicable statutory tax rates, versus the 2004 expense being partially offset by the reversal of a previously established valuation allowance on our deferred tax assets.

We operate in multiple tax jurisdictions and are periodically subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We file a U.S. federal income tax return and such returns are still subject to audit for tax years 2002 to current and our net operating losses and general business tax credits are subject to adjustments from 1987 through 2005. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit.

Management believes the long term effective tax rate will be in the mid to high 30’s. Factors that will impact this range include the mix of earnings across differing tax jurisdictions, in addition to the difference in the benefits we might receive under the American Jobs Creation Act of 2004 versus the Extraterritorial Income Exclusion Act of 2000. In addition, we maintain tax reserves to offset potential tax liabilities that may arise upon audit in the U.S. and other countries in which we do business. If such amounts ultimately prove to be unnecessary, the associated reserves would be reversed, resulting in our recording a tax benefit in the period the reserves were no longer deemed necessary. Conversely, if our estimates prove to be less than the ultimate assessment, a charge to expense would be recorded in the period in which the assessment is determined.

Comparison of 2004 and 2003

Net sales increased by 25% (22% after adjusting for foreign currency fluctuations) to $166.1 million in 2004 versus $132.4 million in 2003. Reagent and other revenues increased 33% to $137.1 million in 2004 from $103.3 million in 2003. This growth was driven primarily by an increase in our total installed base from 4,600 in 2003 to approximately 5,100 in 2004 and the fact that our BENCHMARK series of instruments have a significantly larger reagent annuity stream. This latter dynamic is evidenced by the 14% increase in the average reagent annuity stream per installed instrument to $24,800 in 2004 from $21,700 in 2003. Service revenue was $12.0 million in 2004, a 36% increase from $8.8 million in 2003, primarily due to more non-warranty-related service activities. Instrument revenue in 2004 remained consistent with 2003 levels. By segment, domestic and international revenues increased 23% and 32%, respectively, versus 2003, paced by 29% and 44% growth in reagent and other revenue, respectively.

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

Income Taxes

Our provision for income taxes increased to $4.8 million in 2004 from $0.3 million in 2003. Our effective tax rate was 18.5% in fiscal 2004, compared to 4.4% in fiscal 2003. The increase in our effective tax rate in fiscal 2004 was due to the income tax provision computed using an effective tax rate of 40% for the year, partially offset by the reversal of a previously established valuation allowance on our deferred tax assets. In the fourth quarter 2004, we reversed $3.1 million of our valuation allowance due to sustainable U.S. taxable profits for which the valuation allowance was primarily established in prior years. We have not provided for any additional valuation allowance in 2004 because we believe our deferred tax asset will be fully recovered from sustainable future operating profits at a level that meets the recoverability criteria under SFAS No. 109. In fiscal 2003, we provided a valuation allowance of $7.5 million against our deferred tax assets since Management’s opinion at the time was that future U.S. taxable earnings were not considered more likely than not to be realized above the recorded amount. As a result of these events, our effective tax rates for 2004 and 2003 are not meaningful.

Liquidity and Capital Resources

Cash and Cash Flow

At December 31, 2005, cash, cash equivalents, and investments totaled $51.6 million, down from $53.5 million at December 31, 2004. At December 31, 2005, total short-term and long-term debt was $3.1 million and represented approximately 2% of stockholders’ equity. At December 31, 2004, total debt was $3.0 million and represented approximately 2% of stockholders’ equity.

Net cash provided by operating activities was $42.4 million, $34.4 million, and $23.6 million for fiscal years 2005, 2004 and 2003, respectively. In 2005, the increase in cash provided by operating activities was primarily due to higher net income and increased depreciation and amortization expense. Working capital uses of cash included increases in inventories primarily due to higher anticipated sales and new product introductions; and paying $1.7 million in additional income taxes as the Company has used the majority of its net operating loss carry forwards in domestic and international jurisdictions. Actual days’ sales outstanding increased to 58 days at December 31, 2005, from 54 days at December 31, 2004 due to customer mix. When the Company adopts SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation costs will be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature.

Investing cash flows consist primarily of capital expenditures and the proceeds of investments sold and payment for investments acquired. Net cash used in investing activities in fiscal years 2005, 2004, and 2003 was $34.6 million, $17.8 million, and $27.0 million, respectively. The higher cash used in investing activities in 2005 resulted from higher net purchases of available-for-sale securities. The Company established its investment portfolio in 2003 with an initial funding of $20.0 million. Capital expenditures were $18.1 million, $12.9 million, and $6.5 million in fiscal years 2005, 2004 and 2003, respectively. The increase in capital expenditures reflects a higher investment in diagnostic instruments and other equipment.

Financing cash flows consist primarily of repurchases and proceeds from the issuance of common stock through stock option and stock purchase plans. The Company used $22.8 million and $3.4 million in net cash for financing activities in 2005 and 2004, respectively, compared to $3.7 million provided by financing activities in 2003. During 2004, the Board of Directors authorized the repurchase of an additional 2.0 million shares of common stock, and in 2005, the Company purchased 1.0 million shares of common stock for $36.3 million. At December 31, 2005, approximately 1.4 million shares remained available for repurchase under existing repurchase authorizations. Proceeds from the issuance of common stock were $13.7 million, $10.7 million, and $9.8 million in fiscal years 2005, 2004 and 2003, respectively. The increase in proceeds from the issuance of common stock is due to higher stock option exercise activity in 2005.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements for the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2005, we are not involved in any off-balance sheet arrangements.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2005, are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,929	$210	$443	$440	$836
Capital lease and other obligations	1,159	881	210	68	—
Operating lease obligations	2,327	1,427	895	5	—
Purchase obligations(1)	7,263	5,790	919	516	38

Total	$12,678	$8,308	$2,467	$1,029	$874

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

New Accounting Standards

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005 therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 1. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), an amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is affective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and we will adopt this provision, as applicable, during fiscal year 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In June 2005, the FASB issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. Ventana adopted FSP 143-1 in the third quarter of fiscal 2005 and its adoption did not have a material impact on its consolidated results of operations or financial condition for fiscal 2005.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by Ventana in the first quarter of fiscal 2006. Ventana is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2005, $8.8 million of our cash equivalent investments are in money market accounts and overnight reverse repurchase agreements that are reflected as cash equivalents, because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our investment portfolio, consisting of fixed income securities, was $34.1 million as of December 31, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2005, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity, and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We have international operations and are thus subject to foreign currency rate fluctuations. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, the British Pound Sterling, the Japanese Yen, and the Australian Dollar. To date, our exposure related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 10% from the rates at December 31, 2005, the effect on our financial position and results of operation would not be material. We have not entered into hedging transactions to limit this exposure.

At present, we have $3.1 million in debt obligations at December 31, 2005. As such, our interest rate risk is limited with respect to existing debt.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, management has concluded, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm, which also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-2 hereof.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference.

In complying with new regulations requiring the institution of policies and procedures, it has been the goal of our Board of Directors and senior leadership to do so in a way that does not inhibit or constrain our culture and that does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements. Our Corporate Governance Guidelines, our charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees and our Code of Conduct, covering all directors, officers, and employees, are available on our website, www.ventanamed.com. We post on our Web site amendments to, or waivers from, our Code of Conduct.

Item 11.    Executive Compensation

The information required by Item 402 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference. See “Compensation of Executive Officers”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference. See “Voting Securities and Principal Shareholders”.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference. See “Election of Directors”.

Item 14.    Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference. See “Relationship with Independent Registered Public Accounting Firm”.

P ART IV

Item 15.    Exhibits, Financial Statement Schedules

Financial Statements

The following consolidated financial statements of Ventana Medical Systems, Inc. and Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, are in this Form 10-K.

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2005 have been provided on page 35. All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

Exhibits

See Exhibits Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tucson, State of Arizona, on this 21st day of February 2006.

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

Pursuant to the Securities Exchange Act of 1934, the following persons in the capacities and on the date indicated have signed this report below.

Signature	Title	Date
/s/ CHRISTOPHER GLEESON Christopher Gleeson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2006

/s/ NICHOLAS MALDEN Nicholas Malden	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 21, 2006

/s/ THOMAS BROWN Thomas Brown	Director	February 21, 2006

/s/ ROD DAMMEYER Rod Dammeyer	Director	February 21, 2006

/s/ EDWARD GILES Edward Giles	Director	February 21, 2006

/s/ THOMAS GROGAN, M.D. Thomas Grogan, M.D.	Director	February 21, 2006

/s/ MARK MILLER Mark Miller	Director	February 21, 2006

/s/ JOHN PATIENCE John Patience	Director	February 21, 2006

/s/ JACK SCHULER Jack Schuler	Director	February 21, 2006

/s/ JAMES WEERSING James Weersing	Director	February 21, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

VENTANA MEDICAL SYSTEMS, INC.

		Additions
Description	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Charged (credited) to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended December 31, 2005
Deducted from asset accounts Allowance for doubtful accounts	$1,019	$473	$112	(1)	$68	(2)	$1,536

Year ended December 31, 2004
Deducted from asset accounts Allowance for doubtful accounts	$1,276	$—	$(157	)(1)	$100	(2)	$1,019

Year ended December 31, 2003
Deducted from asset accounts Allowance for doubtful accounts	$1,472	$—	$(56	)(1)	$140	(2)	$1,276

(1)	Charged (credited) to revenue

(2)	Uncollectible accounts written off, net of recoveries

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ventana Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the schedule listed in Item 15. These financial statements and schedule are the responsibility of Ventana Medical Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ventana Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Phoenix, Arizona

February 17, 2006

REPORT OF ERNST & YOUNG LLP INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ventana Medical Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ventana Medical Systems, Inc., maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventana Medical Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ventana Medical Systems, Inc., maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ventana Medical Systems, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ventana Medical Systems, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Ventana Medical Systems, Inc., and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Phoenix, Arizona

February 17, 2006

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,519	$33,354
Short-term investments	27,892	20,149
Trade accounts receivable, net of allowance for doubtful accounts of $1,536 and $1,019, respectively	38,170	33,292
Inventories, net	12,888	10,877
Deferred tax assets	7,969	6,544
Prepaids and other current assets	2,412	2,188

Total current assets	106,850	106,404
Property and equipment, net	54,195	47,679
Deferred tax assets, net of current portion	13,056	11,329
Long-term investments	6,209	—
Goodwill	2,804	2,804
Intangible assets, net	8,779	7,097
Capitalized software development costs, net	2,741	2,249
Other assets	1,898	2,586

Total assets	$196,532	$180,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,660	$10,418
Other current liabilities	30,954	25,849

Total current liabilities	41,614	36,267
Long-term debt	1,996	2,182
Other long-term liabilities	618	549

Commitments and Contingencies

Stockholders’ equity
Common stock—$.001 par value; 100,000 shares authorized, 36,226 and 35,100 shares issued and outstanding at December 31, 2005 and 2004, respectively	36	35
Additional paid-in-capital	199,580	176,211
Deferred stock-based compensation	(382)	—
Accumulated income (deficit)	11,628	(13,860)
Accumulated other comprehensive (loss) income	(783)	40
Treasury stock—2,140 and 1,189 shares, at cost, at December 31, 2005 and 2004, respectively	(57,775)	(21,276)

Total stockholders’ equity	152,304	141,150

Total liabilities and stockholders’ equity	$196,532	$180,148

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Sales:
Reagents and other	$169,739	$137,124	$103,345
Instruments	29,393	28,978	29,035

	199,132	166,102	132,380
Cost of goods sold	49,832	41,297	35,180

Gross profit	149,300	124,805	97,200
Operating expenses:
Research and development	25,657	21,242	19,598
Selling, general, and administrative	79,491	74,306	64,449
Amortization of intangible assets	2,121	1,326	1,678
Special charges	5,000	1,758	5,700

Income from operations	37,031	26,173	5,775
Interest and other income (expense)	961	(45)	469

Income before taxes	37,992	26,128	6,244
Provision for income taxes	12,504	4,839	272

Net income	$25,488	$21,289	$5,972

Net income per common share:
—Basic	$0.74	$0.63	$0.18
—Diluted	$0.69	$0.59	$0.17
Shares used in computing net income per common share:
—Basic	34,349	33,610	32,928

—Diluted	36,761	35,908	34,600

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In-Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2003	32,691,176	$32	$144,625	$—	$(41,121)	$(832)	$(600)	$102,104
Net income	—	—	—	—	5,972	—	—	5,972
Net unrealized gain on available for sale securities	—	—	—	—	—	20	—	20
Translation adjustment	—	—	—	—	—	641	—	641

Comprehensive income	—	—	—	—	—	—	—	6,633
Issuance of common stock	1,146,652	1	9,754	—	—	—	—	9,755
Repurchase of common stock	(420,800)	—	—	—	—	—	(6,116)	(6,116)

Balance at December 31, 2003	33,417,028	33	154,379	—	(35,149)	(171)	(6,716)	112,376
Net income	—	—	—	—	21,289	—	—	21,289
Net unrealized loss on available for sale securities	—	—	—	—	—	(84)	—	(84)
Translation adjustment	—	—	—	—	—	295	—	295

Comprehensive income	—	—	—	—	—	—	—	21,500
Tax benefit from exercise of stock options	—	—	10,430	—	—	—	—	10,430
Issuance of common stock	1,182,882	2	11,402	—	—	—	—	11,404
Repurchase of common stock	(688,248)	—	—	—	—	—	(14,560)	(14,560)

Balance at December 31, 2004	33,911,662	35	176,211	—	(13,860)	40	(21,276)	141,150
Net income	—	—	—	—	25,488	—	—	25,488
Net unrealized loss on available for sale securities	—	—	—	—	—	(24)	—	(24)
Translation adjustment	—	—	—	—	—	(799)	—	(799)

Comprehensive income	—	—	—	—	—	—	—	24,665
Tax benefit from exercise of stock options	—	—	9,064	—	—	—	—	9,064
Deferred compensation	—	—	441	(382)		—	—	59
Issuance of common stock	1,126,037	1	13,864	—	—	—	—	13,865
Repurchase of common stock	(951,007)	—	—	—	—	—	(36,499)	(36,499)

Balance at December 31, 2005	34,086,692	$36	$199,580	$(382)	$11,628	$(783)	$(57,775)	$152,304

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$25,488	$21,289	$5,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,676	8,492	8,669
Non-cash litigation, intangibles and property and equipment charges	5,000	1,758	5,797
Deferred income tax benefit	(3,125)	(8,909)	—
Tax benefit from exercise of stock options	9,064	10,430	—
Amortization of deferred compensation	59	—	—
Writedown of inventory	—	—	1,004
Changes in operating assets and liabilities:
Accounts receivable	(4,878)	(5,894)	(4,775)
Inventories	(2,011)	(394)	2,414
Other assets	(955)	(1,878)	(1,176)
Accounts payable	(108)	(413)	1,635
Other liabilities	174	9,903	4,074

Net cash provided by operating activities	42,384	34,384	23,614
Investing activities:
Purchase of property and equipment	(18,071)	(12,896)	(6,456)
Purchases and expenditures related to intangible assets	(3,453)	(4,598)	(557)
Purchases of investments	(59,712)	(23,647)	(27,824)
Proceeds from sale of investments	46,635	23,339	7,850

Net cash used in investing activities	(34,601)	(17,802)	(26,987)
Financing activities:
Issuance of common stock	13,657	10,664	9,755
Purchases of common stock for treasury	(36,290)	(13,820)	(6,116)
Proceeds from debt	—	—	278
Repayments of debt	(215)	(207)	(182)

Net cash (used in) provided by financing activities	(22,848)	(3,363)	3,735
Effect of exchange rate changes on cash and cash equivalents	(770)	424	641

Net (decrease) increase in cash and cash equivalents	(15,835)	13,643	1,003
Cash and cash equivalents, beginning of year	33,354	19,711	18,708

Cash and cash equivalents, end of year	$17,519	$33,354	$19,711

Supplemental cash flow information:
Income taxes paid	$1,994	$337	$272
Interest paid	$113	$116	$132
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$359	$740	$—
Net issuances of other non-employee stock benefits	$—	$84	$84
Payments related to business and intangible acquisitions	$350	$750	$—

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies

Basis of Presentation:    Ventana Medical Systems, Inc. (the “Company”) develops, manufactures, and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., and Ventana Medical Systems. Pty. Ltd. All significant inter-company balances and transactions have been eliminated. We do not have any subsidiaries in which we do not own 100% of the outstanding stock.

Fair Value of Financial Instruments:    The Company’s cash and cash equivalents, investments, accounts receivable, accounts payable, and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards (SFA’S) No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents:    Cash and cash equivalents represent cash and short-term, highly liquid investments in certificates of deposit, money market funds, and investment-grade commercial paper issued by major corporations and financial institutions that have remaining maturities of three months or less when acquired.

Short-Term and Long-Term Investments:    Short-term and long-term investments consist of corporate and various government agency debt securities. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost and deemed to be other than temporary results in a reduction in fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

The Company’s short-term investments and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. At December 31, 2005, the Company has recorded the estimated fair value in available-for-sale securities for short-term investments and long-term investments of $27,892 and $6,209, respectively. The following is a summary of available-for-sale securities as of December 31, 2005 and 2004:

	December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Federal agency bonds	$11,286	$—	$(75)	$11,211
Corporate commercial paper and bonds	17,674	3	(64)	17,613
Money market	5,277	—	—	5,277

	$34,237	$3	$(139)	$34,101

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies (continued)

	December 31, 2004
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Federal agency bonds	$9,711	$—	$(70)	$9,641
State bonds	6,360	—	(24)	6,336
Corporate commercial paper and bonds	3,523	—	(5)	3,518
Money market	654	—	—	654

	$20,248	$—	$(99)	$20,149

The Company’s net unrealized losses of $136 at December 31, 2005 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented will result in an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2005.

During the year ended December 31, 2005, the Company did not have any gross realized gains or losses on sales of available-for-sale securities. The following table shows the amortized cost and estimated fair value of the available-for-sale securities at December 31, 2005, by maturity. Expected maturities can differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. Contractual maturities of available-for-sale debt securities were as follows:

	December 31, 2005
	Cost	Estimated Fair Value
Due in one year or less	$27,901	$27,892
Due after one year and through five years	6,336	6,209

	$34,237	$34,101

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

The Company sells its instruments and reagent products primarily to hospitals, medical clinics, reference laboratories, and universities and to resellers serving such entities. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary. Credit losses have been minimal to date. No single customer accounted for 5% or more of the Company’s 2005, 2004, or 2003 net sales.

Inventories:    Inventories, principally chemical, biological, and instrument parts for reagents and finished instruments, are stated at the lower of cost (first-in first-out basis) or market. The Company writes down its

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies (continued)

inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, the Company generally evaluates estimates of demand over the next 12-month period via a forecast and provides reserves for inventory on hand in excess of the estimated 12-month demand.

Allowance for Doubtful Accounts:    The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains a reserve for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers its historical level of credit losses and makes judgments about customer creditworthiness, based on ongoing credit evaluations. Historically, losses from uncollectible accounts have not exceeded their reserves. Since the Company cannot predict future changes in the financial stability of their customers, actual future losses from uncollectible accounts may differ from their estimates. If the financial condition of their customers was to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determined a smaller or larger reserve was appropriate, the Company would record a credit or a charge to selling, general, and administrative expense in the period in which they made such a determination.

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

Goodwill:    Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. Goodwill is not amortized but is subject to an annual impairment test. This test is conducted during the fourth quarter of the Company’s fiscal year and will be performed more frequently under certain circumstances. Impairment tests are performed with respect to goodwill at the segment level of reporting. The Company’s portfolio of products offered for sale are the same worldwide with all production and manufacturing performed in Tucson, Arizona. The Company has sales offices that are dependent upon North America operations, sell to the same type of customer, and use similar methods of distribution. As a result, the Company concluded there is one reporting segment which is engaged in the design, development, manufacturing and marketing of proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. As of December 31, 2005, there was no impairment related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies (continued)

Patent Capitalization:    The Company capitalizes costs associated with the filing of patent applications and defending its rights under patents which it owns. The Company has incurred material legal costs, some of which have been capitalized, thereby increasing the carrying value of associated patents. The capitalized amounts for legal costs and patent application filings in fiscal 2005, 2004, and 2003 were $3,293, $2,598, and $557, respectively. These capitalized costs are amortized on a straight-line basis over the lesser of seven years, or the remaining life of the patent to which they relate, and are reflected net of accumulated amortization as an intangible asset in the Company’s Consolidated Balance Sheets. The Company’s policy is to evaluate these capitalized costs for impairment periodically and when events and circumstances indicate these assets might be impaired and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of the assets. Management believes the inherent value of the patents exceed their carrying value. If the rights afforded to the Company under the patents are not enforced, or if the undiscounted cash flows resulting from the patents do not exceed the net capitalized value of the associated intangible asset, the Company would record impairment charges to the patents, and such charges could be material.

Impairment of Long-Lived Assets:    Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment periodically and when events and circumstances indicate an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. If the Company determines through the impairment process that a long-lived asset has been impaired, the Company will record the impairment charge. As of December 31, 2005, there was no impairment charges related to long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

Capitalized software development costs and accumulated costs are as follows at December 31:

	2005	2004
Capitalized costs	$6,934	$5,469
Less accumulated amortization	4,193	3,220

	$2,741	$2,249

Amortization expense of capitalized software development costs were $973, $899, and $875 in 2005, 2004, and 2003, respectively.

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

Revenue Recognition:    The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery of the products and/or services has occurred, (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.

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

Revenue from reagents is recognized upon shipping terms. Service contract revenue is deferred and recognized ratably over the period service is to be provided, which is typically one to three years. Out-of-warranty work is recognized as services are rendered.

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

The Company’s Performance Evaluation Period (PEP) program is a formal agreement whereby a staining system is installed on the premises of a pre-qualified customer for the purpose of allowing the customer to evaluate the system’s functionality over an extended trial period. The customer agrees to purchase a reagent starter kit at the time of installation and to purchase a minimum volume of reagents over the life of the trial period. Minimum purchase requirements vary by customer. Associated reagent revenue is recognized upon shipment of each reagent order. Upon completion of the trial period, the customer purchases the staining system or returns it to the Company. In those cases where the customer purchases the staining system, the Company recognizes revenue consistent with their revenue recognition policies. If the customer elects to rent the staining system, the rental income is presented in Instrument Sales, while the reagent revenue is presented in Reagents and Other Sales, and the cost of the staining system is depreciated to Cost of Goods Sold using the straight-line method over approximately three years.

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

Stock-based Employee Compensation:    At December 31, 2005, the Company has six active stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation:

	Year Ended December 31
	2005	2004	2003
Net income, as reported	$25,488	$21,289	$5,972
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2005 and 2004, no tax benefit available in 2003.	(8,498)	(8,413)	(8,961)

Pro forma net income (loss)	$16,990	$12,876	$(2,989)

Net income (loss) per common share:
Basic—as reported	$0.74	$0.63	$0.18

Basic—pro forma	$0.49	$0.38	$(0.09)

Diluted—as reported	$0.69	$0.59	$0.17

Diluted—pro forma	$0.46	$0.36	$(0.09)

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

See Note 10 for further discussion of the Company’s stock-based employee compensation, including assumptions relating to the pro forma amounts above.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards:    SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies (continued)

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005 therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in this note, entitled “Stock-based Employee Compensation”. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, (“SFAS No. 153”) an amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Organization and Significant Accounting Policies (continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is affective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and the Company will adopt this provision, as applicable, during fiscal year 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and the Company will adopt this provision, as applicable, during fiscal year 2006.

In June 2005, the FASB issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the third quarter of fiscal 2005 and its adoption did not have a material impact on its consolidated results of operations or financial condition for fiscal 2005.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

2.    Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials and work-in-process	6,441	4,067
Finished goods	6,447	6,810

	$12,888	$10,877

3.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
Land	$6,327	$6,327
Diagnostic instruments	33,143	25,429
Buildings	24,447	23,803
Machinery and equipment	11,352	8,633
Computers and related equipment	11,251	8,062
Furniture and fixtures	3,182	2,392
Leasehold improvements	678	406

	90,380	75,052
Less accumulated depreciation	37,617	28,694
Projects in progress	1,432	1,321

	$54,195	$47,679

4.    Intangible Assets

Intangible assets consist of the following:

		December 31, 2005			December 31, 2004
Description	Weighted Average Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Patents	5.63	$7,122	$(1,622)	$5,500	$3,829	$(640)	$3,189
Licenses	5.79	3,779	(2,407)	1,372	3,778	(1,737)	2,041
Supply Agreements	5.00	2,500	(593)	1,907	2,000	(133)	1,867

		$13,401	$(4,622)	$8,779	$9,607	$(2,510)	$7,097

Amortization expense was $2,121, $1,326, and $1,678 for periods ending December 31, 2005, 2004, and 2003 respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $2,443 – 2006; $2,200 – 2007; $1,923 – 2008; $1,764 – 2009; and $449 – 2010.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

5.    Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2005	2004
Taxes payable	$9,208	$6,329
Employee compensation and benefits	7,305	9,980
Current portion of deferred revenue	5,717	4,624
Legal contingencies	5,160	1,741
Current portion of long-term debt	1,091	850
Product warranty	1,027	762
Accrued royalties	934	1,049
Other accrued liabilities	512	514

	$30,954	$25,849

6.    Line of Credit

The Company cancelled a $12,000 line of credit arrangement with a bank effective March 31, 2004. At December 31, 2005 the Company did not have a line of credit arrangement.

7.    Long-term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
Note payable for European Facility, Euribor +1.25%, due April 2015	$1,929	$2,412
Equipment leases, various interest rates	494	—
Other obligation	665	620

	3,088	3,032
Less current portion	1,092	850

	$1,996	$2,182

The other obligation is a contingent payment of $750 subject to annual adjustments based on future performance of certain products. At December 31, 2005 and 2004, the carrying amount of the obligation represents the present value of the contingent payment using an effective interest rate of 7%. The contingent payment is due September 2007 or earlier if called by the holder.

Future payments under the above debt are as follows at December 31, 2005:

2006	$1,092
2007	364
2008	288
2009	272
2010	236
Thereafter	836

$3,088

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

In May 2004, the Company’s Directors approved the repurchase of an additional 2,000 shares of the Company’s common stock. A total of 965, 688 and 421 shares were repurchased under these authorizations in 2005, 2004 and 2003, respectively.

In May 2005, the Company granted 11 restricted shares of common stock to an employee and recorded deferred compensation of $441, representing the market price of the shares at date of grant. The amount of deferred compensation is presented as a reduction to stockholders’ equity and is being amortized ratably over the service period of the employee receiving the grant. The shares become fully vested fifty-nine months after the grant date.

Amortization of deferred compensation in 2005 was approximately $59. This expense has been recorded in selling, general and administrative expense in the accompanying consolidated statements of operations. For the current outstanding grant, the Company expects to record compensation expense related to deferred compensation of approximately $88 per year through March 31, 2010. Expense with respect to the grant could be reversed in the event that the employee receiving the grant leaves the Company prior to vesting in the award.

9.    Stock Purchase Plan

In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the “1996 Purchase Plan”). A total of 1,400 shares of common stock have been reserved for issuance under the 1996 Purchase Plan. A total of 1,244 shares of common stock have been issued under the 1996 Purchase Plan at prices ranging from $4.09 to $36.00 per share. The 1996 Purchase Plan allows eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock could have been purchased under the 1996 Purchase Plan was equal to 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period, or 85% of the fair market value on the semi-annual purchase date. Beginning January 2005, the price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the quarterly purchase date.

In May 2005, the stockholders authorized the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) to replace the 1996 Purchase Plan in 2006. A total of 500 shares of common stock have been reserved for issuance under the 2005 Purchase Plan. No shares of common stock were issued from this Plan in 2005.

10.    Stock Option Plans

As of December 31, 2005, the Company had six active Stock Option Plans (the 1988 Stock Option Plan, the 1996 Stock Option Plan, the 1996 Director Stock Option Plan, the 1998 Non-statutory Stock Option Plan, the 2001 Outside Director Stock Option Plan and 2005 Incentive Plan).

Under the Company’s 1988 Stock Option Plan (the “1988 Plan”), up to 2,679 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (“ISO’s”), options must be granted at not less than 100% of fair market value of the Company’s stock on the date of grant. Options generally vest over a four-year period and expire five to ten years after the date of grant. However, the Board of

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

10.    Stock Option Plans (continued)

Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates. There are currently no shares of common stock available for grant under the 1988 Plan, and 206 options remain outstanding at prices ranging from $5.00 to $8.25 per share.

In April 1996, the Company’s Board of Directors authorized the 1996 Stock Option Plan (the “1996 Plan”). A total of 4,435 shares of common stock have been reserved for issuance under the 1996 Plan. In order to be ISO’s, options must be granted at not less than 100% of the fair market value of the Company’s stock on the dates of grant. Options generally vest over four years (grants made prior to 1998), or five years (1998 and subsequent grants) and expire in ten years. In 2004, the Company granted fully vested options at escalating exercise prices. The 1996 Plan is scheduled to terminate in 2006. No options were granted from this Plan in 2005. 2,298 options remain outstanding at prices ranging from $6.13 to $41.00 per share.

In June 1996, the Company adopted the 1996 Director Stock Option Plan (the “Director Plan”) and reserved a total of 500 shares of related common stock for issuance. Commencing with the Company’s 1997 annual meeting of stockholders, each non-employee director was to be granted a non-statutory option to purchase an amount of shares of the Company’s common stock equal to 10 shares multiplied by a fraction, the numerator of which was $7.50 per share and the denominator of which shall be the fair market value of one share of the Company’s common stock on the dates of grant. The exercise price of options granted under the Director Plan is equal to the fair market value of one share of the Company’s common stock on the dates of grant. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. The total shares issued under the prior and current version of the Director Plan are 500. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan terminated in June 2001 and was replaced by the 2001 Outside Director Stock Option Plan. 338 options remain outstanding at prices ranging from $5.06 to $13.69 per share.

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

In January 1999, the Company’s Board of Directors authorized the 1998 Non-statutory Stock Option Plan (the “1998 NSO Plan”). In 2003, the Company increased the plan reserve by 1,000 shares for an aggregate total of 5,000 shares. Under this plan, options can not be granted to the Company’s officers or directors. Options generally vest over five years and expire ten years after the date of grant; however, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates. In 2005, the Company granted fully vested options at escalating exercise prices. There are 425 shares of common stock available for grant under the 1998 NSO Plan, and 2,929 options remain outstanding at prices ranging from $8.09 to $54.22 per share.

In May 2001, the stockholders approved the adoption of the 2001 Outside Director Stock Option Plan (the “2001 Director Plan”) and reserved a total of 1,000 shares of common stock for issuance to directors who are not also active full-time employees of the Company or another company in which Ventana has a 50% or more voting interest. In May 2005, the stockholders amended the 2001 Director Plan to permit the award of non-statutory stock options, restricted stock, stock appreciation rights, performance shares, and performance units. The exercise price of options granted under the 2001 Director Plan is equal to the fair market value of one share of the Company’s common stock on the date of grant. Each option granted under the 2001 Director Plan vests on a cumulative monthly basis over a one-year or three-year period and has a 10-year term. There are 218 shares of common stock available for grant under the 2001 Director Plan, and 746 options remain outstanding at prices ranging from $10.12 to $42.41 per share.

In May 2005, the stockholders approved the adoption of the 2005 Incentive Plan (the “2005 Plan”) and reserved a total of 2,515 shares of common stock for issuance to employees, directors and consultants. The 2005 Plan permits the award of stock options, restricted stock, stock appreciation rights, performance units, and performance shares. Each share of restricted stock granted under the 2005 Plan counts as 2 issued options for purposes of determining the number of shares of common stock available for grant. In May 2005, the Company granted 11 restricted shares of common stock to an employee under the 2005 Plan. There are 2,322 shares of common stock available for grant under the 2005 Plan, and 171 options remain outstanding at prices ranging from $42.41 to $50.49 per share.

Pro forma information as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants under the option plans:

	Years ended December 31,
	2005	2004	2003
Weighted average risk-free interest rate	4.4%	3.0%	3.0%
Expected life of options (years)	2.7	4.4	6.5
Expected stock volatility	38.2%	58.8%	72.3%
Expected dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

10.    Stock Option Plans (continued)

the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair values of options granted for the years ended 2005, 2004, and 2003, for which the exercise price was equal to the fair market value of the stock were $9.72, $10.92 and $13.49 per share, respectively.

A summary of the Company’s stock option activity and related information is as follows:

	Outstanding Stock Options
	Shares Available for Options	Number of Options	Weighted Average Exercise Price Per Share
Balance at January 1, 2003	3,098	6,596	$9.65
Authorized	1,000	—	—
Granted	(1,108)	1,108	11.40
Exercised	—	(1,068)	7.78
Canceled	380	(380)	10.67

Balance at December 31, 2003	3,370	6,256	$10.22
Granted	(1,855)	1,855	28.26
Exercised	—	(989)	9.54
Canceled	196	(196)	12.37

Balance at December 31, 2004	1,711	6,926	$15.07
Authorized	2,000	—	—
Granted	(797)	797	45.98
Exercised	—	(962)	11.55
Canceled	73	(73)	20.24
Restricted share issuance under 2005 Plan	(22)	—	—

Balance at December 31, 2005	2,965	6,688	$19.21

	Stock Options at December 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 5.00–$10.06	1,607	$8.64	4.0	1,391	$8.48
$10.07–$11.31	1,558	10.51	5.4	1,315	10.56
$11.75–$22.37	1,838	17.05	6.6	1,326	15.42
$24.29–$46.45	1,387	37.58	9.3	1,224	38.50
$46.83–$54.22	298	49.51	9.9	298	49.51

	6,688	$19.21	6.4	5,554	$19.45

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

11.    Income Taxes

Income before taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Current:
Domestic	$34,703	$25,350	$2,957
Foreign	3,289	778	3,287

	$37,992	$26,128	$6,244

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Current:
U.S. Federal	$11,033	$104	$48
State	2,485	87	181
Foreign	1,677	3,484	43

	15,195	3,675	272
Deferred:
U.S. Federal	(1,274)	2,574	—
State	(809)	311	—
Foreign	(608)	(1,721)	—

	(2,691)	1,164	—

Total	$12,504	$4,839	$272

Current income tax expense does not reflect benefit of $9.1 million and $10.4 million for the years ended December 31, 2005 and 2004, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity.

A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2005	2004	2003
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	3.7	4.2	2.9
Research and development credits, net of reserve	(3.2)	(3.6)	(6.5)
Non-deductible items	0.6	0.8	22.5
Foreign taxes	(0.6)	0.1	0.7
Extraterritorial income exclusion	(0.7)	(1.6)	(1.6)
Domestic production deduction	(0.9)	—	—
Change in valuation allowance and other	(1.0)	(16.4)	(48.6)

Effective tax rate	32.9%	18.5%	4.4%

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

11.    Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2005	2004
Current:
Reserves and accruals	$3,506	$1,211
Deferred revenue	1,548	1,390
Capitalized foreign inventory	1,126	858
Foreign loss carry forwards	168	108
Net operating loss carry forwards	86	1,974
Other	1,535	1,003

	7,969	6,544
Non-current:
Capitalized research	$4,850	$—
General business credit carry forwards	2,500	4,973
Intangibles	2,244	2,190
Fixed assets	1,203	(929)
AMT credit carry forward	705	346
Foreign loss carry forwards	494	879
Net operating loss carry forwards	441	3,581
Capitalized software development costs	(353)	(153)
Other	972	442

	13,056	11,329

Net deferred tax assets	$21,025	$17,873

At December 31, 2004, the Company believed it was more likely than not that it would be able to realize the majority of its deferred tax asset through expected future taxable profits and released the $7,454 valuation allowance. As a result of the Company’s decision, $4,360 of this allowance was recorded to additional-paid-in-capital, since this tax benefit was created by the exercise and/or disposition of employee stock options in periods prior to 2004; $2,994 was released to earnings recorded as an income tax benefit; and $100 reduced an intangible asset balance related to a prior business acquisition. Should the Company determine it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination is made.

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

At December 31, 2005, the Company had gross U.S. federal and state operating loss carry forwards of approximately $4,172 and $2,365, respectively. However, $2,944 will expire due to Internal Revenue Code Section 382, whereby the Company’s use of its net operating loss carry forwards are limited as a result of

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

11.    Income Taxes (continued)

cumulative changes in ownership of more than 50% over a three-year period. Future financings may cause additional changes in ownership and cause further limitations on the use of federal net operating loss carry forwards. Currently, U.S. federal and state operating loss carry forwards will begin to expire in 2009 and 2006, respectively, unless previously utilized. At December 31, 2005, the Company had federal alternative minimum tax credit carry forwards of approximately $705 that do not expire.

The Company also has gross general business credits for U.S. federal and state income purposes of approximately $5,422 and $5,377 respectively. These carry forwards will begin to expire in 2016 if not previously utilized. In addition, the company has foreign net operating loss carry forwards of approximately $2,063, which will begin to expire in 2007 if not previously utilized.

Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $1,100 at December 31, 2005. Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits. This would result in additional income tax expense beyond the computed expected provision in such periods.

The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company files a U.S. federal income tax return and such returns are still subject to audit for tax years 2002 to current and our net operating losses and general business tax credits are subject to adjustments from 1987 through 2005. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit.

The Company paid income taxes of approximately $2.0 million, $0.3 million and $0.3 million for fiscal years 2005, 2004 and 2003 respectively. This amount is lower than the recorded expense in these periods due to net operating loss carry forwards and general business credits utilization, in addition to employee stock option benefits recorded directly to “Additional paid-in-capital”.

12.    Comprehensive Income

The components of other comprehensive income for December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Net income	$25,488	$21,289	$5,972
Net unrealized (losses) gains on available-for-sale securities	(24)	(84)	20
Net change in cumulative translation adjustment	(799)	295	641

	$24,665	$21,500	$6,633

The components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	2005	2004
Net unrealized losses on available-for-sale securities	(88)	(64)
Net change in cumulative translation adjustment	(695)	104

	$(783)	$40

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

13.    Commitments and Contingencies

Lease Commitments:

The Company leases an office facility and equipment under certain operating leases. Future minimum lease payments under operating leases at December 31, 2005, are as follows:

2006	$1,427
2007	749
2008	146
2009	3

$2,325

Lease expense totaled $1,568, $1,498, and $1,243 for the years ended December 31, 2005, 2004, and 2003, respectively.

Litigation:

On September 21, 2005, the Company was notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement by our previous generation BENCHMARK® and DISCOVERY® systems of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693. SFAS No. 5, Accounting for Contingencies, requires the Company to record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, the Company recorded a liability of $5.0 million representing the Company’s estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require the Company to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

In the ordinary course of business, the Company is involved in a number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

International Taxes:

The Company is responsible for charging end customers certain taxes in numerous international jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, the Company may come under audit which could result in changes to their estimates. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in the Company recording a benefit or expense in the period a final determination was made.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

14.    Benefit Plan

Effective January 1, 1993, the Company adopted a 401 (k) Defined Contribution Benefit Plan (the “Plan”), which covers substantially all employees of the Company from their date of hire. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan also permits the Company to make discretionary matching contributions. Beginning July 2002, the Company elected to make discretionary matching contributions to the Plan for all employees. The Company contributed $594, $357, and $229 in matching contributions during 2005, 2004, and 2003, respectively.

15.    Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States) and International (primarily France, Germany, United Kingdom, Japan, and Australia). These operating segments are the segments of the Company for which separate financial information is available and for which operating profit/loss amounts are regularly evaluated by the Company’s Chief Operating Decision Maker (its Chief Executive Officer) in deciding how to allocate resources and in assessing performance.

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

	Year ended December 31, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$140,843	$58,289	$—	$199,132
Depreciation and amortization expense	11,288	2,388	—	13,676
Segment profit	22,730	2,758	—	25,488
Property and equipment, net	47,949	6,246	—	54,195
Segment assets	183,055	33,353	(19,876)	196,532
Expenditures for long-lived assets	19,091	2,432	—	21,523

	Year ended December 31, 2004
	North America	International	Eliminations	Totals
Sales to external customers	$116,034	$50,068	$—	$166,102
Depreciation and amortization expense	5,972	2,520	—	8,492
Segment profit (loss)	22,274	(985)	—	21,289
Property and equipment, net	42,485	5,194	—	47,679
Segment assets	164,692	34,913	(19,457)	180,148
Expenditures for long-lived assets	16,613	881	—	17,494

	Year ended December 31, 2003
	North America	International	Eliminations	Totals
Sales to external customers	$94,445	$37,935	$—	$132,380
Depreciation and amortization expense	6,312	2,357	—	8,669
Segment profit	2,728	3,244	—	5,972
Property and equipment, net	37,306	5,210	—	42,516
Segment assets	131,507	27,639	(17,932)	141,214
Expenditures for long-lived assets	5,838	1,175	—	7,013

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

17.    Special Charges

Fiscal 2005:

On September 21, 2005, the Company was notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement by our previous generation BENCHMARK and DISCOVERY systems of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693. SFAS No. 5, requires the Company to record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, the Company recorded a liability of $5.0 million representing the Company’s estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require the Company to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

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

18.    Net Income Per Common Share

The following table sets forth the components of the computation of 2005, 2004, and 2003 basic and diluted net income per common share:

	2005	2004	2003
Numerator:
Net income	$25,488	$21,289	$5,972

Denominator:
Basic:
Weighted average shares	34,349	33,610	32,928
Effect of dilutive securities:
Employee stock options	2,412	2,298	1,672

	36,761	35,908	34,600

Net income per common share:
Basic	$0.74	$0.63	$0.18
Diluted	$0.69	$0.59	$0.17

Weighted average common equivalent shares exclude the effect of antidilutive options. As of December 31, 2005, 2004, and 2003, the weighted average number of options that were antidilutive was 275, 28, and 52, respectively.

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2), (3)
10.7	2001 Outside Director Stock Option Plan	(4)
10.8	2005 Equity Incentive Plan	(5)
10.9	2005 Employee Stock Purchase Plan	(5)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (on page 34 of Form 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Form of agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), filed with the Commission on June 10, 2003.

(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.

(5)	Filed with the Definitive Proxy Statement on Schedule 14A (Commission File No. 000-20931) on March 31, 2005.