Form 10-Q
period 2006-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2006-07-28
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 36,950,568 as of July 24, 2006.

Ventana Medical Systems, Inc.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

Item 1.	Financial Statements

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,596	$17,519
Short-term investments	35,115	27,892
Trade accounts receivable, net of allowance for doubtful accounts of $1,919 and $1,536, respectively	43,563	38,170
Inventories, net	14,701	12,888
Deferred tax assets	7,806	7,969
Prepaids and other current assets	3,138	2,412

Total current assets	121,919	106,850
Property and equipment, net	58,396	54,195
Deferred tax assets, net of current portion	18,673	13,056
Long-term investments	4,923	6,209
Goodwill	2,804	2,804
Intangible assets, net	7,317	8,779
Capitalized software development costs, net	3,043	2,741
Other assets	1,833	1,898

Total assets	$218,908	$196,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,747	$10,660
Other current liabilities	30,627	30,954

Total current liabilities	45,374	41,614
Long-term debt	1,961	1,996
Other long-term liabilities	672	618

Commitments and Contingencies

Stockholders’ equity
Common stock—$.001 par value; 100,000 shares authorized, 36,923 and 36,226 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	36	36
Additional paid-in-capital	219,329	199,580
Deferred share-based compensation	—	(382)
Accumulated income	23,873	11,628
Accumulated other comprehensive loss	(702)	(783)
Treasury stock—2,516 and 2,140 shares, at cost, at June 30, 2006 and December 31, 2005, respectively	(71,635)	(57,775)

Total stockholders’ equity	170,901	152,304

Total liabilities and stockholders’ equity	$218,908	$196,532

See Notes to Consolidated Financial Statements.

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales:
Reagents and other	$51,815	$42,797	$98,989	$81,706
Instruments	7,241	6,322	14,154	12,435

Total net sales	59,056	49,119	113,143	94,141
Cost of goods sold (1)	13,864	11,987	27,168	23,587

Gross margin	45,192	37,132	85,975	70,554

Operating expenses:
Research and development (2)	8,463	6,690	15,822	12,825
Selling, general and administrative (3)	25,960	19,893	50,942	39,693
Amortization of intangible assets	611	479	1,242	955

Income from operations	10,158	10,070	17,969	17,081
Interest and other income	1,131	296	1,557	397

Income before taxes	11,289	10,366	19,526	17,478
Provision for income taxes	4,067	3,628	7,281	6,124

Net income	$7,222	$6,738	$12,245	$11,354

Net income per common share:
—Basic	$0.21	$0.19	$0.36	$0.33

—Diluted	$0.20	$0.18	$0.34	$0.31

Shares used in computing net income per common share:
—Basic	34,209	34,689	34,091	34,429

—Diluted	36,184	37,153	36,026	36,896

(1) amounts include share-based compensation expense	$48	$—	$83	$—

(2) amounts include share-based compensation expense	$259	$34	$541	$48

(3) amounts include share-based compensation expense	$886	$—	$1,933	$—

See Notes to Consolidated Financial Statements.

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net income	$12,245	$11,354
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,112	4,652
Share-based compensation expense related to employee stock options and employee stock purchases	2,557	—
Deferred income taxes	(5,454)	—
Tax benefit from employee stock option plans	7,545	4,381
Excess tax benefits from share-based compensation	(7,002)	—
Change in operating assets and liabilities:
Accounts receivable	(5,393)	(179)
Inventory	(1,813)	(1,379)
Other assets	(80)	(548)
Accounts payable	4,085	1,156
Other liabilities	(230)	152

Net cash provided by operating activities	14,572	19,589

Cash flows from investing activities:
Purchase of property and equipment	(11,072)	(7,394)
Purchase of intangible assets	(659)	(1,813)
Purchases of short-term investments	(82,840)	(33,930)
Proceeds from sale of short-term investments	76,903	8,930

Net cash used in investing activities	(17,668)	(34,207)
Cash flows from financing activities:
Issuance of common stock	9,518	10,294
Purchases of common stock for treasury	(13,394)	(4,709)
Excess tax benefits from share-based compensation	7,002	—
Repayments of debt	(232)	(110)

Net cash provided by financing activities	2,894	5,475
Effect of exchange rate change on cash and cash equivalents	279	(1,620)

Net increase (decrease) in cash and cash equivalents	77	(10,763)
Cash and cash equivalents, beginning of period	17,519	33,354

Cash and cash equivalents, end of period	$17,596	$22,591

Supplemental cash flow information:
Income taxes paid	$5,699	$250
Interest paid	$52	$35
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$466	$338
Unpaid common stock repurchases for treasury	$—	$4,719

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

2. Share-Based Compensation

At June 30, 2006, the Company had six active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from zero to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s common stock are issued. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”).

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

The adoption of SFAS No. 123R reduced net income for the six months ended June 30, 2006 by approximately $1,700. As a result, basic and diluted earnings per share were reduced by $0.05 each.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $8,500 and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $7,002 excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the six months ending June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	6,688	$19.21
Granted	2	35.95
Exercised	(668)	13.49
Terminated/expired	(123)	23.30

Balance at June 30, 2006	5,899	$19.78	6.0	$161,658

The intrinsic value of options exercised during the six months ended June 30, 2006 was $20,877.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

A summary of fully-vested stock options and stock options expected to vest, as of June 30, 2006, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	5,897	$19.78	6.0	$161,596
Exercisable	5,120	$19.96	5.8	$139,381

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.4%	3.9%	4.4%	3.9%
Expected life of options (years)	9.0	6.5	9.0	6.5
Expected stock volatility	55.0	70.1%	55.0	70.1%
Expected dividend yield	0%	0%	0%	0%

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

The weighted average fair value of options granted during the first six months of 2006 and 2005 was $19.73 and $22.80, respectively. The Company did not grant any stock options during the three months ended June 30, 2006 and 2005.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table illustrates the effect on net income and net income per common share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

	Three Months	Six Months
Net income, as reported	$6,738	$11,354
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,022)	(2,208)

Pro-forma net income	$5,716	$9,146

Net income per common share
Basic, as reported	$0.19	$0.33
Basic, pro-forma	$0.16	$0.27
Diluted, as reported	$0.18	$0.31
Diluted, pro-forma	$0.15	$0.25

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three and six months ended June 30, 2006, 1.3 and 4.5 shares of restricted stock, respectively, were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three and six months ended June 30, 2006 and 2005 was approximately $23 and $49 and $25 and $39, respectively. As of June 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $485, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2006 is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	11.0	$40.13
Granted	4.5	43.37
Vested	(1.2)	35.95
Forefeited	—	—

Nonvested at June 30, 2006	14.3	$41.51

The total fair value of restricted shares vested during the three and six months ended June 30, 2006 was $44; and $839 for the same periods ended June 30, 2005.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

3. Comprehensive Income

The components of comprehensive income, net of tax, for the three and six months ending June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$7,222	$6,738	$12,245	$11,354
Net unrealized losses on available for sale securities	6	24	—	(14)
Net change in cumulative translation adjustment	90	(825)	81	(1,407)

	$7,318	$5,937	$12,326	$9,933

The components of accumulated other comprehensive loss, net of tax, for the six months ending June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	2006	2005
Net unrealized losses on available for sale securities	$(88)	$(78)
Cumulative translation adjustment	(614)	(1,303)

	$(702)	$(1,381)

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

On December 31, 2005, the United States research tax credit expired. As a result, the Company is not permitted to claim a benefit for twelve months of its research and development credit in its full-year estimated tax rate for purposes of calculating its second quarter tax provision. Consequently, the Company’s effective tax rate is approximately 37% for the six months ended June 30, 2006 versus 35% for the six months ended June 30, 2005. Under paragraph 20 of APB 28, any immediate impact as a result of a change in tax law – in this case, reinstatement of the credit – should be recognized in the interim period in which the law change is enacted. Therefore, if the credit is reinstated after June 30, 2006, any “catch-up” adjustment will be recognized when the annual estimated tax rate is remeasured during the applicable reporting period.

The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, the Company recorded a $7,545 increase to equity with a corresponding increase to deferred tax asset for the six months ended June 30, 2006. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at June 30, 2006, represented the amount that is more likely than not of being recovered in the foreseeable future.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

5. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,500 shares of its common stock in the open market or in privately negotiated transactions. In May 2004, the Board of Directors approved the repurchase of an additional 2,000 shares and in May 2006, the Board of Directors approved the repurchase of another 2,000 shares. During the six months ended June 30, 2006 and 2005, the Company re-purchased 366 and 252 shares of its common stock for $13,394 and $9,766, respectively. The repurchased shares were returned to the status of authorized, but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

6. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, United Kingdom, Japan and Australia). Segment information for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$42,238	$16,818	$—	$59,056
Depreciation and amortization expense	3,488	821	—	4,309
Segment profit	5,064	2,158	—	7,222

	Three months ended June 30, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$34,690	$14,429	$—	$49,119
Depreciation and amortization expense	1,977	441	—	2,418
Segment profit	4,884	1,854	—	6,738

	Six months ended June 30, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$81,239	$31,904	$—	$113,143
Depreciation and amortization expense	6,816	1,296	—	8,112
Segment profit	6,336	5,909	—	12,245
Property and equipment, net	51,438	6,958	—	58,396
Segment assets	204,885	34,203	(20,180)	218,908
Expenditures for long-lived assets	10,997	734	—	11,731

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Six months ended June 30, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$65,605	$28,536	$—	$94,141
Depreciation and amortization expense	3,820	832	—	4,652
Segment profit	8,512	2,842	—	11,354
Property and equipment, net	45,842	5,534	—	51,376
Segment assets	186,826	34,651	(20,445)	201,032
Expenditures for long-lived assets	8,213	994	—	9,207

7. Short-Term and Long-Term Investments

The Company’s short-term investments and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. At June 30, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term investments and long-term investments of $35,115 and $4,923, respectively. The following is a summary of available-for-sale securities as of June 30, 2006:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Federal agency	$8,287	$—	$(61)	$8,226
Municipal bonds	3,400	—	—	3,400
Corporate commercial paper and bonds	28,034	5	(80)	27,959
Money market	453	—	—	453

	$40,174	$5	$(141)	$40,038

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

During the three and six months ended June 30, 2006, the Company did not have any gross realized gains or losses on sales of available-for-sale securities. The following table shows the amortized cost and estimated fair value of the available-for-sale securities at June 30, 2006, by maturity. Expected maturities can differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. Contractual maturities of available-for-sale debt securities were as follows:

	June 30, 2006
	Cost	Estimated Fair Value
Due in one year or less	$30,250	$30,215
Due after one year and through five years	4,608	4,512
Due after five years	5,316	5,311

	$40,174	$40,038

At June 30, 2006, $4,900 of the $9,823 in estimated fair value expected to mature greater than one year has been classified as short-term investments since these investments are in an unrealized gain position and the Company views its available-for-sale securities as available for current operations.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006:

	Less Than 12 Months		Greater than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal agency	$2,493	$6	$4,933	$55
Corporate commercial paper and bonds	496	4	3,671	76

	$2,989	$10	$8,604	$131

The unrealized losses on the Company’s investment in federal agency securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

The unrealized losses on the Company’s investment in corporate commercial paper and bonds were caused primarily by interest rate increases. Generally, the investments are in corporations with a credit rating of AA or higher and consequently the Company believes it is probable that all amounts due will be collectible according to the contractual terms of the investments.

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at June 30, 2006.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

8. Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw material and work-in-process	$8,364	$6,441
Finished goods	6,337	6,447

	$14,701	$12,888

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

10. Recently Issued Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Ventana Medical Systems, Inc.

Management’s Discussion and Analysis of Financial Condition and Analysis

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Total Net Sales

Net sales for the three and six months ended June 30, 2006 increased 20% compared to the same periods in 2005 to $59.1 million and $113.1 million from $49.1 million and $94.1 million, respectively. These increases were primarily due to a 21% increase in reagents and other sales. Reagent and other sales growth was due to an 11% increase in our installed base from approximately 5,400 in 2005 to approximately 6,000 in 2006 and an 8% year-over-year improvement in the average reagent annuity stream per installed instrument to $28,300 from $26,300 in 2005.

By geographic segment, total sales increased in the three and six month periods of 2006 compared to 2005 across both geographic segments: 22% and 24% in North America ($42.3 million and $81.2 million compared to $34.7 million and $65.6 million, respectively) and 17% and 12% internationally ($16.8 million and $31.9 million compared to $14.4 million and $28.5 million, respectively) due to the reasons mentioned above.

Gross Margin

Gross margin for the three and six months ended June 30, 2006 increased to $45.2 million and $86.0 million, respectively, from $37.1 million and $70.6 million for the same periods in 2005. The Company’s gross margin for the three and six months ended June 30, 2006 was 76.5%

Ventana Medical Systems, Inc.

Management’s Discussion and Analysis of Financial Condition and Analysis

(Unaudited)

and 76.0% compared to 75.6% and 75.0% for the same periods in 2005. The increase in gross margin is due to the continued longer term trend of a shift in sales mix to higher margin reagent and other sales from instrument sales, which have a lower margin.

Research and Development

Research and development spending for the three and six months ended June 30, 2006 increased to $8.5 million and $15.8 million, respectively, from $6.7 million and $12.8 million for the same periods in 2005. Excluding approximately $0.3 million and $0.5 million of share-based compensation expense recognized upon our adoption of SFAS No. 123R for the three and six months ended June 20, 2006, respectively, the additional increase is primarily attributable to our continued new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

SG&A expense for the three and six months ended June 30, 2006 increased to $26.0 million and $51.0 million, respectively, from $19.9 million and $39.7 million. Approximately, $0.9 million and $1.9 million of the increase are due to the recognition of share-based compensation expense for the three and six months ended June 30, 2006, respectively. The additional increase is primarily attributable to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in further establishing our intellectual property position and defending ourselves in litigation matters. SG&A expense as a percentage of sales increased to 44% and 45% for the three and six months ended June 30, 2006, respectively, compared to 40% and 42% in 2005. Excluding share-based compensation expense, SG&A expense as a percentage of sales decreased to 42% and 43% for the three and six months ended June 30, 2006, respectively.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2006 increased to $0.6 million and $1.2 million, respectively, from $0.5 million and $1.0 million for the same periods in 2005. The increase is due to incremental amortization associated with a higher carrying base in intangible assets during the three and six months ended June 30, 2006. Estimated amortization expense for intangible assets as of June 30, 2006 for each of the five succeeding fiscal years is as follows (all amounts are in thousands): 2006: $2,400, 2007: $2,100, 2008: $1,800, 2009: $1,700, 2010: $400.

Interest and Other Income

Interest and other income for the three and six months ending June 30, 2006 increased to $1.1 million and $1.6 million, respectively, from $0.3 million and $0.4 million for the same periods in 2005. The increase is due to increased investment balances and interest rates as well as the Company received proceeds related to a settlement of a legal matter.

Provision for Income Taxes

Income tax expense increased to $4.1 million, or 36% of pretax income, for the three months ended June 30, 2006, from $3.6 million, or 35% of pretax income, in the same period of the prior year. For the six months ended June 30, 2006, income tax expense increased to $7.3 million, or

Ventana Medical Systems, Inc.

Management’s Discussion and Analysis of Financial Condition and Analysis

(Unaudited)

37% of pretax income, from $6.1 million, or 35% of pretax income, in the same period of the prior year. The increased effective tax rate in 2006 is primarily attributable to the expiration of the United States research tax credit. If the United States research tax credit would not have expired, the Company’s effective tax rate for the six months ended June 30, 2006 would have been approximately 33%. Under paragraph 20 of APB 28, any immediate impact as a result of a change in tax law – in this case, reinstatement of the credit – should be recognized in the interim period in which the law change is enacted. Therefore, if the credit is reinstated after June 30, 2006, any “catch-up” adjustment will be recognized when the annual estimated tax rate is remeasured during the applicable reporting period.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements which are prepared based on certain critical accounting policies and require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2006 are those that depend most heavily on these judgments and estimates. As of July 28, 2006, we have added an additional critical accounting policy on share-based compensation. There have been no other material changes to any of the critical accounting policies contained therein.

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

Liquidity and Capital Resources

Cash and cash equivalents was $17.6 million at June 30, 2006. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $14.6 million and $19.6 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities exceeded net income in 2006 primarily due to the effect of depreciation, share-based compensation and amortization expense and increases in operating liabilities.

Ventana Medical Systems, Inc.

Management’s Discussion and Analysis of Financial Condition and Analysis

(Unaudited)

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase investments. Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $17.7 million and $34.2 million, respectively. At June 30, 2006, we have $40.0 million in short-term and long-term investments that primarily consist of corporate and various government agency debt securities. We classify these investments as available-for-sale.

Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $2.9 million and $5.5 million, respectively. The $2.9 million consisted primarily of proceeds from the exercise of stock options and excess tax benefits associated with these exercises, offset by $13.4 million in stock repurchases. Prior to the adoption of SFAS No. 123R, all tax benefits associated with the exercise of stock options were included within cash flows from operating activities. For the six months ended June 30, 2005, the $5.5 million consisted of proceeds from the exercise of stock options and employee stock purchases, reduced by stock repurchases.

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

VENTANA v. DAKOCYTOMATION, Civil Action No. 04-1522, was filed in December 2004, in the U.S. District Court, District of Delaware, alleging infringement of U.S. Patent No. 6,827,901 (“Automated Biological Reaction Apparatus”) by the making, using, and selling of the ARTISAN™ staining system. The suit seeks injunctive relief including a preliminary injunction against the continued making, using, and selling of the instrument and unspecified damages. DakoCytomation filed an Answer to the Complaint in January 2005. A claim construction hearing and mediation were conducted in December 2005. In May 2006, the parties entered into a confidential settlement agreement and a Joint Stipulation of Dismissal, with Prejudice, was filed, terminating the litigation.

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1. In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). CytoLogix alleges the manufacture, use, and sale of our BENCHMARK XT slide staining system infringes the ‘261 patent. We dispute all of these contentions and we will defend ourselves vigorously. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. Discovery is currently ongoing. CytoLogix has filed a Motion for Summary Judgment of Infringement. Our opposition to the motion was filed April 2006 and the hearing on the matter was conducted in May 2006. In June 2006, the Court issued a decision denying CytoLogix’ motion. In July 2006, Cytologix filed a Motion for Reconsideration of the Court’s June 2006 decision, which was denied.

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

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings – (continued)

misappropriated any trade secrets. A permanent injunction was entered by the Court in April 2004, which prohibits us from making and selling the DISCOVERY/BENCHMARK systems but does not prohibit their continued use by customers and will not prohibit us from servicing the instruments or supplying reagents to customers. In May 2004, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, on the patent infringement claims and CytoLogix, on the willfulness and misappropriation claims. The Appeals Court rendered its decision in September 2005 upholding the infringement finding on most of the claims of the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings. On July 20, 2006, on a summary judgment motion brought by the Company, the Court dismissed the state unfair competition and Lanham Act claims but not the Sherman Act claims of monopolization and attempted monopolization. As of this date, a trial has not been scheduled on the remaining issues of patent infringement damages and the Sherman Act claims. The Company has accrued a liability of $5 million for potential patent infringement damages.

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

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings – (continued)

related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and us. In May 2004, the Court ordered arbitration to proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. The arbitration was conducted in March 2006 and post-hearing briefs were filed by the parties in April 2006. On July 27, 2006, the arbitration panel rendered its decision, which in our preliminary assessment is favorable to Beckman, and thus Ventana, on the central issue of arbitration.

VENTANA v. INSTITUT PASTEUR, ICC No. 12764/FM. In June 2003, Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce in Paris, France, to contest the purported termination by Institut Pasteur of the Sublicense Agreement acquired by us from Beckman in September 2002. The ICC hearing was conducted in September 2004. In a decision rendered in April 2005, the ICC decided that Institut Pasteur did not have standing to terminate the Sublicense Agreement and that Ventana was a proper licensee and sub-licensee of the relevant HPV patents. The ICC tribunal further determined that Ventana was entitled to seek damages in an amount to be quantified. The ICC tribunal resumed proceedings on this issue with the hearing on damages scheduled for July 2006. As of June 2006, the parties entered into a confidential Settlement Agreement which, inter alia, confirmed the award of the ICC tribunal and provided for the recovery of a portion of Company’s legal expenses. As a result, the parties have withdrawn all pending claims and terminated the ICC Arbitration and will terminate related French court proceedings.

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

We are engaged in litigation, including patent litigation, and a court could determine that our products could infringe the intellectual property rights of others and require us to pay substantial damages or prohibit us from selling our products.

We are involved in numerous litigation proceedings with counterparties that allege we infringe certain patents held by them. For further discussion of litigation matters, see Part II, Item 1, Legal Proceedings of this document. A court may determine that patents held by third parties are valid and infringed by us and we may be required to:

•	pay damages, including up to treble damages and the other party’s attorney’s fees, which may be substantial;

•	cease the development, manufacture, use and sale of products that infringe the patent rights of others, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology;

•	pay royalties, including back royalties for products already sold; and/or

•	obtain licenses to the infringed intellectual property, which many not be available to us on acceptable terms, or at all.

Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive, and may divert management’s attention from other business concerns. Any significant adverse ruling in one of our litigation matters may have a negative affect on our operations and cause our stock price to decline.

It is possible that we may be forced to pay damages to CytoLogix which exceed the amounts we have reserved.

We have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents – see Part II, Item 1, Legal Proceedings. The patents in question relate to prior versions of our BENCHMARK and DISCOVERY instruments and do not apply to the current versions of the BENCHMARK XT / LT and DISCOVERY XT instruments. In September 2005, the Court of Appeals upheld certain of the jury findings of patent infringement, and the case is expected to proceed to trial on the issue of damages. We have accrued a liability of $5.0 million in this regard. At trial, CytoLogix may advance arguments for damages several times higher than the amount we have accrued. In view of the complexity of this case and the inherent uncertainty of patent infringement litigation, there is a possibility the amount of damages paid to CytoLogix could be substantially different from the $5.0 million we have accrued and if substantial, could cause the price of our stock to decline.

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

We anticipate our existing capital resources and borrowing capacity will be adequate to satisfy our capital requirements for the next 12 months. Our future capital requirements will depend on many factors including:

•	possible acquisitions of complementary businesses, products, or technologies;

•	the extent that our products gain market acceptance;

•	the mix of instruments placed through direct sales, rental, or through our PEP program;

•	the progression of our product development programs;

•	competing technological and market developments;

•	expansion of our sales and marketing activities;

•	the cost of manufacturing scale-up activities; and

•	our ability to sustain profitability with the uncertain timing of regulatory approvals.

We may require additional capital resources and cannot assure you that capital will be available to the extent required, on terms acceptable to us, or at all. In the event that we acquire complementary businesses, products, or technologies we may have to issue debt or raise additional capital in the equity markets. Any such future capital requirements that results in the issuance of equity securities would dilute the interests of our existing stockholders.

Ventana Medical Systems, Inc.

Item 1A.	Risk Factors – (continued)

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources available for other purposes. If we use our common stock to acquire companies, products or technologies, it may substantially dilute the percentage of the company held by stockholders who own securities prior to the acquisition.

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

When manufacturing our medical devices, including our reagents, we are required to adhere to Quality System regulations, which require us to manufacture our products and maintain records in a prescribed manner. We are subject to future FDA Quality System inspections, and we cannot assure you that we will pass these inspections or maintain compliance. If we are unable to pass these inspections or maintain compliance, our product sales and profitability could suffer.

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

Ventana Medical Systems, Inc.

Item 1A.	Risk Factors – (continued)

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

Ventana Medical Systems, Inc.

Item 1A.	Risk Factors – (continued)

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

We also rely on trade secrets, unpatented proprietary know-how, and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants, and others with whom we discuss our business. These individuals may breach our confidentiality agreements, and our contractual remedies may not be adequate to enforce these agreements. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we may not be able to resolve these disputes in our favor. Furthermore, competitors may independently develop trade secrets and proprietary technology similar to ours. We may not be able to maintain the confidentiality of information.

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

Ventana Medical Systems, Inc.

Item 1A.	Risk Factors – (continued)

Recent regulations related to equity compensation will affect our earnings and could impact our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payments, or SFAS No. 123R, which changed U.S. GAAP in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of 2006. This regulation will negatively impact our earnings for those share based awards that vest after December 31, 2005.

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

On September 8, 1998, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved the repurchase of another 2.0 million shares and in May 2006, our Board of Directors approved the repurchase of an additional 2.0 million shares. During the six months ended June 30, 2006, we re-purchased 365,820 of common stock for $13.4 million. The repurchased shares were returned to the status of authorized but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the Second Quarter 2006

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	—	—	—	1,011,880
May 1 - May 31, 2006	—	—	—	3,011,880
June 1 - June 30, 2006	—	—	—	3,011,880

Ventana Medical Systems, Inc.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Ventana Medical Systems, Inc.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 3, 2006 to each stockholder of record on March 13, 2006, for its Annual Meeting of Stockholders held May 11, 2006 at 10:00 a.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider two proposals.

The first proposal was the ratification of the appointment of the Company’s independent registered public accounting firm (Ernst & Young LLP) for the fiscal year ending December 31, 2006. The results were:

For:	34,229,584
Against:	103,351
Abstentions:	1,501

The second proposal involved the election of directors. The existing Board of Directors selected two nominees: Mark Miller and James Weersing, who ran unopposed. The results were:

	Votes For	Votes Against or Withheld
Mark Miller	34,316,839	17,597
James Weersing	34,294,884	39,552

Ventana Medical Systems, Inc.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

See Exhibits Index

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: July 28, 2006	By:	/s/ Nicholas Malden
Nicholas Malden
Senior Vice President, Chief Financial Officer and Secretary

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.1	Form of Indemnification Agreement for directors and officers	(1)

10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)

10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)

10.4	1996 Employee Stock Purchase Plan	(1)

10.5	1996 Directors Option Plan	(1)

10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)

10.7	2001 Outside Director Stock Option Plan	(4)

10.8	2005 Equity Incentive Plan and forms of agreements thereunder	(5)

10.9	2005 Employee Stock Purchase Plan and forms of agreements thereunder	(5)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Form of agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(3)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), filed with the Commission on June 10, 2003.

(4)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.

(5)	Filed with the Definitive Proxy Statement on Schedule 14A (Commission File No. 000-20931) on March 31, 2005.