Form 10-Q
period 2006-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2006-10-20
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 37,027,753 as of October 18, 2006.

Ventana Medical Systems, Inc.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

Item 1. Financial Statements

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,589	$17,519
Short-term investments	54,376	27,892
Trade accounts receivable, net of allowance for doubtful accounts of $1,744 and $1,536, respectively	43,935	38,170
Inventories, net	19,515	12,888
Deferred tax assets	8,706	7,969
Prepaids and other current assets	4,153	2,412

Total current assets	147,274	106,850
Property and equipment, net	61,395	54,195
Deferred tax assets, net of current portion	13,858	13,056
Long-term investments	1,907	6,209
Goodwill	2,804	2,804
Intangible assets, net	6,889	8,779
Capitalized software development costs, net	3,098	2,741
Other assets	1,755	1,898

Total assets	$238,980	$196,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,340	$10,660
Other current liabilities	35,190	30,954

Total current liabilities	51,530	41,614
Long-term debt	1,900	1,996
Other long-term liabilites	680	618
Commitments and Contingencies

Stockholders’ equity

Common stock—$.001 par value; 100,000 shares authorized, 37,009 and
36,226 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	37	36
Additional paid-in-capital	222,373	199,580
Deferred share-based compensation	—	(382)
Accumulated income	31,704	11,628
Accumulated other comprehensive income (loss)	2,391	(783)
Treasury stock—2,516 and 2,140 shares, at cost, at September 30, 2006 and December 31, 2005, respectively	(71,635)	(57,775)

Total stockholders’ equity	184,870	152,304

Total liabilities and stockholders’ equity	$238,980	$196,532

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales:
Reagents and other	$50,623	$42,917	$149,612	$124,623
Instruments	8,355	7,820	22,509	20,255

Total net sales	58,978	50,737	172,121	144,878
Cost of goods sold (1)	13,807	12,438	40,975	36,025

Gross margin	45,171	38,299	131,146	108,853
Operating expenses:
Research and development (2)	7,717	6,487	23,539	19,312
Selling, general and administrative (3)	25,840	21,200	76,782	60,893
Amortization of intangible assets	596	576	1,838	1,531
Special charge	—	5,000	—	5,000

Income from operations	11,018	5,036	28,987	22,117
Interest and other income	592	263	2,149	660

Income before taxes	11,610	5,299	31,136	22,777
Provision for income taxes	3,779	1,748	11,060	7,872

Net income	$7,831	$3,551	$20,076	$14,905

Net income per common share:
—Basic	$0.23	$0.10	$0.59	$0.43

—Diluted	$0.22	$0.10	$0.55	$0.40

Shares used in computing net income per common share:
—Basic	34,472	34,489	34,225	34,447

—Diluted	36,350	36,879	36,184	36,891

__________ (1) amounts include share-based compensation expense	$58	$—	$141	$—
(2) amounts include share-based compensation expense	$250	$21	$791	$69
(3) amounts include share-based compensation expense	$932	$—	$2,865	$—

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income	$20,076	$14,905
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,267	7,983
Share-based compensation expense related to employee stock options and employee stock purchases	3,797	—
Deferred income taxes	(3,439)	785
Tax benefit from employee stock option plans	7,487	4,381
Non-cash litigation charge	—	5,000
Excess tax benefits from share-based compensation	(7,607)	—
Change in operating assets and liabilities:
Accounts receivable	(5,765)	(359)
Inventory	(6,627)	(3,612)
Other assets	(1,073)	(1,395)
Accounts payable	5,587	336
Other liabilities	4,342	(208)

Net cash provided by operating activities	29,045	27,816

Cash flows from investing activities:
Purchase of property and equipment	(17,630)	(11,956)
Purchase of intangible assets	(736)	(2,301)
Purchases of investments	(188,865)	(46,700)
Proceeds from sale of investments	171,568	28,300

Net cash used in investing activities	(35,663)	(32,657)

Cash flows from financing activities:
Issuance of common stock	11,382	11,622
Purchases of common stock for treasury	(13,394)	(30,521)
Excess tax benefits from share-based compensation	7,607	—
Repayments of debt	(350)	(162)

Net cash provided by (used in) financing activities	5,245	(19,061)
Effect of exchange rate change on cash and cash equivalents	443	(849)

Net decrease in cash and cash equivalents	(930)	(24,751)
Cash and cash equivalents, beginning of period	17,519	33,354

Cash and cash equivalents, end of period	$16,589	$8,603

Supplemental cash flow information:
Income taxes paid	$6,171	$428
Interest paid	$76	$53
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$466	$338

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1. Nature of Business

Ventana Medical Systems, Inc. (“Ventana” or the “Company”) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., Ventana Medical Systems Pty. Ltd., and Wattle Ventures Pty. Ltd. All significant inter-company balances and transactions have been eliminated. We own 100% of the outstanding stock of all of our subsidiaries.

The accompanying interim condensed consolidated financial statements of Ventana have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) — See Note 2. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Share-Based Compensation

At September 30, 2006, the Company had six active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from zero to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s common stock are issued. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

The adoption of SFAS No. 123R reduced net income for the nine months ended September 30, 2006 by approximately $2,400. As a result, basic and diluted earnings per share were reduced by $0.07 each.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $7,400 and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $7,607 excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the nine months ending September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	6,688	$19.21
Granted	8	44.99
Exercised	(734)	13.65
Terminated/expired	(136)	23.27

Balance at September 30, 2006	5,826	$19.85	5.7	$122,229

The intrinsic value of options exercised during the nine months ended September 30, 2006 was $22,944.

A summary of fully-vested stock options and stock options expected to vest, as of September 30, 2006, is as follows:

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	5,824	$19.84	5.7	$122,186
Exercisable	5,153	$19.90	5.5	$107,876

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.7%	4.0%	4.6%	3.9%
Expected life of options (years)	5.0	2.2	5.9	3.0
Expected stock volatility	55.0	37.0%	55.0%	36.6%
Expected dividend yield	0%	0%	0%	0%

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

The weighted average fair value of options granted during the first nine months of 2006 and 2005 was $18.38 and $10.90, respectively, and $18.00 for the three months ended September 30, 2006. The Company did not grant any stock options during the three months ended September 30, 2005.

The following table illustrates the effect on net income and net income per common share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Three Months	Nine Months
Net income, as reported	$3,551	$14,905
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,146)	(3,354)

Pro-forma net income	$2,405	$11,551

Net income per common share
Basic, as reported	$0.10	$0.43
Basic, pro-forma	$0.07	$0.34
Diluted, as reported	$0.10	$0.40
Diluted, pro-forma	$0.07	$0.31

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three and nine months ended September 30, 2006, 1.6 and 6.1 shares of restricted stock, respectively, were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three and nine months ended September 30, 2006 and 2005 was approximately $72 and $121 and $21 and $69, respectively. As of September 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $488, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2006 is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	11.0	$40.13
Granted	6.1	44.27
Vested	(1.2)	35.95
Forefeited	—	—

Nonvested at September 30, 2006	15.9	$42.05

The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $44 and $839, respectively. No restricted shares vested during the three months ended September 30, 206 and 2005.

3. Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine months ending September 30, 2006 and 2005 are as follows:

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$7,816	$3,551	$20,061	$14,905
Net unrealized gains (losses) on available for sale securities	2,985	(24)	2,985	(38)
Net change in cumulative translation adjustment	108	776	189	(631)

	$10,909	$4,303	$23,235	$14,236

The components of accumulated other comprehensive gain (loss), net of tax, for the nine months ending September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	2006	2005
Net unrealized gains (losses) on available for sale securities	$2,897	$(102)
Cumulative translation adjustment	(506)	(527)

	$2,391	$(629)

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

On December 31, 2005, the United States research tax credit expired. As a result, the Company is not permitted to claim a benefit for twelve months of its research and development credit in its full-year estimated tax rate for purposes of calculating its third quarter tax provision. Consequently, the Company’s effective tax rate is approximately 36% for the nine months ended September 30, 2006 versus 35% for the nine months ended September 30, 2005. Under paragraph 20 of APB 28, any immediate impact as a result of a change in tax law – in this case, reinstatement of the credit – should be recognized in the interim period in which the law change is enacted. Therefore, if the credit is reinstated after September 30, 2006, any “catch-up” adjustment will be recognized when the annual estimated tax rate is remeasured during the applicable reporting period.

The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, the Company recorded a $7,487 increase to equity for the nine months ended September 30, 2006. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder. The Company also evaluated the recoverability of its net deferred tax assets and determined that the balances existing at September 30, 2006, represented the amount that is more likely than not of being recovered in the foreseeable future.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

5. Stock Repurchase

On September 8, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,500 shares of its common stock in the open market or in privately negotiated transactions. In May 2004, the Board of Directors approved the repurchase of an additional 2,000 shares and in May 2006, the Board of Directors approved the repurchase of another 2,000 shares. During the nine months ended September 30, 2006 and 2005, the Company re-purchased 366 and 803 shares of its common stock for $13,394 and $30,677, respectively. The repurchased shares were returned to the status of authorized, but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

6. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, United Kingdom, Japan and Australia). Segment information for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$42,642	$16,336	$—	$58,978
Depreciation and amortization expense	3,614	541	—	4,155
Segment profit (loss)	10,793	(2,962)	—	7,831

	Three months ended September 30, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$36,864	$13,873	$—	$50,737
Depreciation and amortization expense	2,921	410	—	3,331
Segment profit	2,327	1,224	—	3,551

	Nine months ended September 30, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$123,881	$48,240	$—	$172,121
Depreciation and amortization expense	10,430	1,837	—	12,267
Segment profit	17,129	2,947	—	20,076
Property and equipment, net	54,379	7,016	—	61,395
Segment assets	222,037	37,123	(20,180)	238,980
Expenditures for long-lived assets	17,574	792	—	18,366

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Nine months ended September 30, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$102,469	$42,409	$—	$144,878
Depreciation and amortization expense	6,741	1,242	—	7,983
Segment profit	10,839	4,066	—	14,905
Property and equipment, net	47,342	5,832	—	53,174
Segment assets	166,200	34,118	(14,786)	185,532
Expenditures for long-lived assets	12,632	1,625	—	14,257

7. Short-Term and Long-Term Investments

The Company has investments in both debt securities and the common shares of Vision Systems Limited (Vision), a publicly traded Australia-based company (see note 10). Both are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive income.

At September 30, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term investments and long-term investments of $54,376 and $1,907, respectively. The following is a summary of available-for-sale securities as of September 30, 2006:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable equity security - Vision Systems Limited	$47,509	$4,802	$—	$52,311
Federal agency	1,991	—	(23)	1,968
Corporate commercial paper and bonds	1,937	—	(30)	1,907
Money market	97	—	—	97

	$51,534	$4,802	$(53)	$56,283

During the three and nine months ended September 30, 2006, the Company had $24 in gross realized losses on sales of available-for-sale investments in debt securities. The following table shows the amortized cost and estimated fair value of the available-for-sale securities at September 30, 2006, by maturity. Expected maturities can differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. Contractual maturities of available-for-sale debt securities were as follows:

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	September 30, 2006
	Cost	Estimated Fair Value
Due in one year or less	$2,088	$2,065
Due after one year and through five years	1,898	1,868
Due after five years	39	39

	$4,025	$3,972

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006:

	Less Than 12 Months		Greater than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal agency	$—	$—	$1,968	$23
Corporate commercial paper and bonds	—	—	1,907	30

	$—	$—	$3,875	$53

The unrealized losses on the Company’s investment in federal agency securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

The unrealized losses on the Company’s investment in corporate commercial paper and bonds were caused primarily by interest rate increases. Generally, the investments are in corporations with a credit rating of Aa2 or higher and consequently the Company believes it is probable that all amounts due will be collectible according to the contractual terms of the investments.

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at September 30, 2006.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

8. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005

Raw material and work-in-process	$9,118	$6,441
Finished goods	10,397	6,447

	$19,515	$12,888

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

10. Pending Acquisition of Vision Systems Limited

In August 2006, the Company entered into a merger implementation agreement with Vision Systems Limited (Vision), an Australia-based public company, by which Ventana was to acquire all the outstanding shares of Vision. A competing bidder subsequently made an offer that surpassed the Company’s offer; and, on October 4, 2006, Vision notified the Company that it was terminating the merger implementation agreement. Under the merger implementation agreement, Vision agreed to pay Ventana a break-up fee equal to 1% of the equity value of Vision as determined by the Ventana offer, which is approximately $3.4 million, plus the goods and services tax, if another party acquired at least 90% of Vision’s outstanding shares within 12 months of the date that the competing proposal is publicly announced. In September 2006, the Company acquired in the open market, and still holds, an aggregate of approximately 10.2% of Vision’s issued share capital, or 22 million shares, for approximately $47.5 million.

The Company had spent approximately $1.4 million in the quarter in connection with this acquisition. The Company had capitalized approximately $0.8 million in other current assets related to acquisition and due diligence fees at September 30, 2006, which were subsequently written off in October after Vision notified the Company it was terminating the merger implementation agreement.

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

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

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Analysis

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

Results of Operations

Total Net Sales

Net sales for the three and nine months ended September 30, 2006 increased 16% and 19% compared to the same periods in 2005 to $59.0 million and $172.1 million from $50.7 million and $144.9 million, respectively. These increases were primarily due to an 18% and 20% increase in reagents and other sales for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Reagent and other sales growth was due to an 13% increase in our installed base from approximately 5,500 in 2005 to approximately 6,200 in 2006 and an 7% year-over-year improvement in the average reagent annuity stream per installed instrument to $28,800 from $26,900 in 2005.

By geographic segment, total sales increased in the three and nine month periods of 2006 compared to 2005 across both geographic segments: 15% and 21% in North America ($42.6 million and $123.9 million compared to $36.9 million and $102.5 million, respectively) and 18% and 14% internationally ($16.4 million and $48.2 million compared to $13.8 million and $42.4 million, respectively) due to the reasons mentioned above.

Gross Margin

Gross margin for the three and nine months ended September 30, 2006 increased to $45.2 million and $131.1 million, respectively, from $38.3 million and $108.9 million for the same periods in 2005. The Company’s gross margin for the three and nine months ended September 30,

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Analysis

2006 was 76.6% and 76.2% compared to 75.5% and 75.2% for the same periods in 2005. The increase in gross margin is due to the continued longer term trend of a shift in sales mix to higher margin reagent and other sales from instrument sales, which have a lower margin.

Research and Development

Research and development spending for the three and nine months ended September 30, 2006 increased to $7.7 million and $23.5 million, respectively, from $6.5 million and $19.3 million for the same periods in 2005. Excluding approximately $0.3 million and $0.8 million of share-based compensation expense recognized upon our adoption of SFAS No. 123R for the three and nine months ended September 20, 2006, respectively, the additional increase is primarily attributable to our continued new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

SG&A expense for the three and nine months ended September 30, 2006 increased to $25.8 million and $76.8 million, respectively, from $21.2 million and $60.9 million. Approximately, $0.9 million in the quarter and $2.9 million of the increase year to date is due to the recognition of share-based compensation expense for the three and nine months ended September 30, 2006, respectively. Much of the remaining increase is attributable to increased investments in our sales force and associated infrastructure, continued development of our marketing organization and incremental spending in further establishing our intellectual property position and defending ourselves in litigation matters. In addition, we expensed $0.6 million in the quarter in connection with our proposed acquisition of Vision. SG&A expense as a percentage of sales increased to 44% and 45% for the three and nine months ended September 30, 2006, respectively, compared to 42% for both the three and nine months ended September 30, 2005. Excluding share-based compensation expense, SG&A expense as a percentage of sales decreased to 42% and 43% for the three and nine months ended September 30, 2006, respectively.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2006 increased to $0.6 million and $1.8 million, respectively, from $0.6 million and $1.5 million for the same periods in 2005. The increase is due to incremental amortization associated with a higher carrying base in intangible assets during the nine months ended September 30, 2006. Estimated amortization expense for intangible assets as of September 30, 2006 for each of the five succeeding fiscal years is as follows (all amounts are in thousands): 2006: $2,400, 2007: $2,200, 2008: $1,900, 2009: $1,700, 2010: $400.

Interest and Other Income

Interest and other income for the three and nine months ending September 30, 2006 increased to $0.6 million and $2.1 million, respectively, from $0.3 million and $0.7 million for the same periods in 2005. The increase is due to increased investment balances and interest rates as well as the receipt of proceeds related to a settlement of a legal matter in the second quarter 2006.

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Analysis

Provision for Income Taxes

Income tax expense increased to $3.8 million, or 33% of pretax income, for the three months ended September 30, 2006, from $1.7 million, or 32% of pretax income, in the same period of the prior year. For the nine months ended September 30, 2006, income tax expense increased to $11.1 million, or 36% of pretax income, from $7.9 million, or 35% of pretax income, in the same period of the prior year. The increased effective tax rate in 2006 is primarily attributable to the expiration of the United States research tax credit. If the United States research tax credit would not have expired, the Company’s effective tax rate for the nine months ended September 30, 2006 would have been approximately 34%. Under paragraph 20 of APB 28, any immediate impact as a result of a change in tax law – in this case, reinstatement of the credit – should be recognized in the interim period in which the law change is enacted. Therefore, if the credit is reinstated after September 30, 2006, any “catch-up” adjustment will be recognized when the annual estimated tax rate is remeasured during the applicable reporting period.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements which are prepared based on certain critical accounting policies and require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2006 are those that depend most heavily on these judgments and estimates. As of October 20, 2006, we have added an additional critical accounting policy on share-based compensation. There have been no other material changes to any of the critical accounting policies contained therein.

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

Liquidity and Capital Resources

Cash and cash equivalents was $16.6 million at September 30, 2006. We have funded our capital requirements since the Company’s founding through sales of equity securities, debt financing and cash generated from our operations. Net cash provided by operating activities was

Ventana Medical Systems, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Analysis

$29.0 million and $27.8 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities exceeded net income in 2006 primarily due to the effect of depreciation and amortization expenses.

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase investments. Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $35.7 million and $32.7 million, respectively. At September 30, 2006, we had $56.3 million in short-term and long-term investments that primarily consisted of a $52.3 million strategic investment in Vision Systems Limited common stock. We classify these investments as available-for-sale.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $5.2 million versus net cash used in financing activities for the nine months ended September 30, 2005 of $19.1 million. The $5.2 million consisted primarily of proceeds from the exercise of stock options and excess tax benefits associated with these exercises, offset by $13.4 million in stock repurchases. Prior to the adoption of SFAS No. 123R, all tax benefits associated with the exercise of stock options were included within cash flows from operating activities. For the nine months ended September 30, 2005, the $19.1 million consisted of stock repurchases reduced by proceeds from the exercise of stock options and employee stock purchases.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2007. In the event that additional capital is required, we will first access our short-term investments. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

Ventana Medical Systems, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

At September 30, 2006, the fair value of the Company’s marketable equity security was $52.3 million, which is concentrated in one company. In September 2006, the Company acquired in the open market approximately 10.2% of Vision Limited System’s issued share capital, or 22 million shares, for approximately $47.5 million. The investment in Vision was part of our acquisition strategy. During the quarter ended September 30, 2006, the Company recorded an unrealized gain of approximately $4.8 million related to this investment. At September 30, 2006, we have not entered into any transactions to reduce or eliminate the market risk of this investment in Vision. As a result, a 10% fluctuation in the market price of Vision stock would result in a fluctuation in the fair value of our investment of approximately $5.2 million which would be realized once the investment is sold. On October 8, 2006, Danaher announced that it had agreed with Vision to make a cash tender offer to acquire all of the outstanding shares of Vision for A$3.75 ($2.79) per share, which would result in a realized gain on the Company’s holdings of $14.3 million.

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

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1 (‘261 patent). In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). CytoLogix alleges the manufacture, use, and sale of our BENCHMARK XT slide staining system infringes the ‘261 patent. In December 2005, Cytologix moved to file an Amended Complaint adding allegations on infringement of U.S. Patent No.6,783,733. The Court allowed the motion in February 2006. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. CytoLogix filed a Motion for Summary Judgment of Infringement of the ‘261 patent. In June 2006, the Court issued a decision denying CytoLogix’ motion. In July 2006, the Court denied Cytologix Motion for Reconsideration of the Court’s June 2006 decision. Discovery is currently ongoing.

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

CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges we infringed on CytoLogix’s patent No. 6,180,061 (‘061 patent), titled “Moving Platform Slide Stainer with Heating Elements”, and the Complaint was later amended to add U.S. Patent No. 6,183,693 (‘693 patent), issued in February 2001, titled “Random Access Slide Stainer with Independent Slide Heating Regulation”, both assigned to CytoLogix. CytoLogix seeks treble damages for willful infringement (unspecified amount), and an injunction against our further manufacture and sale of DISCOVERY and BENCHMARK instruments.

In December 2003, at the conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable for infringement on the two patent cases (no willful infringement). On the trade secret issue, the jury determined Ventana had not misappropriated any trade secrets. A permanent injunction was entered by the Court in April 2004, which prohibits us from making and selling the DISCOVERY/BENCHMARK systems but does not prohibit their continued use by customers and will not prohibit us from servicing the instruments or supplying reagents to customers. In May 2004, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, on the patent infringement claims and CytoLogix, on the willfulness and misappropriation claims. The Appeals Court rendered its decision in September 2005 upholding the infringement finding on most of the claims of the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings – (continued)

In July 2006, on a summary judgment motion brought by Ventana, the Court dismissed the state unfair competition and Lanham Act claims but not the Sherman Act claims of monopolization and attempted monopolization. As of this date, a trial has not been scheduled on the remaining issues of patent infringement damages and the Sherman Act claims. The Company has accrued a liability of $5.0 million for potential patent infringement damages.

VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO was filed in March 2003, in the U.S. District Court, Eastern District of Massachusetts. We were served with a Summons and Complaint by Vision BioSystems (Vision) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 (‘439 patent) and 6,352,861 (‘861 patent), both owned by us. In September 2004, the Judge denied Vision’s motion for Summary Judgment and ruled in favor of our cross-motion for Summary Judgment that Vision’s BOND system infringes claims 1 and 5 of the ‘861 patent. The Court also dismissed the ‘439 patent from the case. Trial on the issues of patent invalidity and damages remain. This matter was consolidated with VENTANA v. VISION BIOSYSTEMS, LTD, Civil Action No. 05-10614 (see below). Following the BioGenex claim construction ruling (see Ventana v. BioGenex, below) and entry of Judgment in that matter in October 2005, Vision filed a motion for Summary Judgment of Non-Infringement based upon collateral estoppel in both cases. We have filed our opposition. The matter has been taken off the trial calendar and stayed pending further rulings by the Court.

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

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 1:06-11684, was filed in September 2006, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,594,537. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This Complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM® HPV Family 16 and Family 6 probe products. In November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and us. In May 2004, the Court ordered arbitration to proceed against

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings – (continued)

Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. The arbitration before the International Centre for Dispute Resolution (“ICDR”) was conducted in March 2006 and post-hearing briefs were filed by the parties in April 2006. In July 2006, the ICDR rendered a Final Award, ruling that Beckman had the right to assign both the Cross-License (“CLA”) and Sublicense (SLA”) Agreements to Ventana; the transaction as a whole (i.e., the inclusion of the Letter Agreement in the Asset Purchase Agreement) violates the prohibition in the CLA against further sublicensing; and that the CLA prevents the sale of cell paste. Upon motion of Beckman and Digene, the Delaware District Court confirmed the Award. In addition, the Court removed the Stay and the action has resumed in the Court. In August 2006 Digene moved for Preliminary Injunction against Ventana. Ventana’s Opposition is due October 2006. In September 2006, Beckman moved to dismiss the case against it. No hearing dates have been set.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C05 00860 WDB, was filed in March 2005, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges Ventana infringes U.S. Patent No. 6,632,598 held by BioGenex. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. The matter has been joined with BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF (see below). We filed a Motion to Dismiss the case with respect to the ‘452 patent. The motion was heard July 2005 and at the case management conference held in August 2005, the Court dismissed the ‘452 claim. BioGenex infringement disclosures on the ‘598 were submitted in early September 2005 and we have filed a Summary Judgment of Non-infringement. The Summary Judgment motion was heard in early 2006. In August 2006, the Court denied the Summary Judgment motion, but did grant Ventana its attorneys’ fees and expenses in connection with litigating the Motion. Discovery is ongoing and no trial dates have been set.

VENTANA v. BIOGENEX LABORATORIES INC., No. CIV-03-92-TUC-RCC, was filed by Ventana in February 2003, in U.S. District Court, District of Arizona alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). In August 2005, the Court issued a claim construction ruling favorable to BioGenex on one key point. In September 2005, the parties filed a Stipulation of Entry of Judgment of Non-infringement based solely on the claim construction, for the purpose of being able to proceed to an appeal of the ruling. In October 2005, the Court entered an appealable Judgment, and we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (CAFC). The appeal was argued before the CAFC in September 2006. A decision is expected in the fourth quarter 2006.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452 (‘452 patent), 5,244,787 (‘787 patent), and 6,451,551 (‘551 patent). BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. In June 2004, BioGenex moved to amend its Complaint adding allegations that we also infringe U.S. Patent No. 6,632,598 and has also filed an action for Contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of Non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. In October 2005, the Court denied entry of an order to show cause on the Contempt claim, dismissing the Contempt action. The Court did note however, that the ‘787 infringement action remains. BioGenex has appealed the Court’s ruling to the CAFC. The appeal is scheduled to be heard in November 2006.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings – (continued)

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

Ventana Medical Systems, Inc.

Item 1A. Risk Factors

FACTORS THAT COULD AFFECT FUTURE RESULTS

We are engaged in litigation, including patent litigation, and a court could determine that our products could infringe the intellectual property rights of others and may require us to pay substantial damages or prohibit us from selling our products.

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

We have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents – see Part II, Item 1, Legal Proceedings. The patents in question relate to prior versions of our BENCHMARK and DISCOVERY instruments and do not apply to the current versions of the BENCHMARK XT / LT and DISCOVERY XT instruments, however, these instruments are subject to separate litigation. In September 2005, the Court of Appeals upheld certain of the jury findings of patent infringement, and the case is expected to proceed to trial on the issue of damages. We have accrued a liability of $5.0 million in this regard. At trial, CytoLogix may advance arguments for damages several times higher than the amount we have accrued. In view of the complexity of this case and the inherent uncertainty of patent infringement litigation, there is a possibility the amount of damages paid to CytoLogix may be substantially different from the $5.0 million we have accrued and if substantial, could cause the price of our stock to decline.

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

We anticipate our existing capital resources and borrowing capacity will be adequate to satisfy our capital requirements for the next 12 months. Our future capital requirements will depend on many factors including:

•	possible acquisitions of complementary businesses, products, or technologies;

•	the extent that our products gain market acceptance;

•	the extent of any facilities expansion;

•	the progression of our product development programs;

•	competing technological and market developments;

•	expansion of our sales and marketing activities;

•	the cost of manufacturing scale-up activities; and

•	our ability to sustain profitability with the uncertain timing of regulatory approvals.

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

Further, we ship our products into European markets, which are also subject to governmental environmental regulations such as the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) which was effective July 1, 2006, and the Directive on Waste Electrical and Electronic Equipment. These directives focus on limiting the amounts of certain elements, such as lead, in electrical devices, and providing for the authorized disposal of the electrical devices and their components. We cannot assure you that compliance with these regulations will not have a material adverse effect on our operating results and our business.

Clinical Laboratory Improvement Act (CLIA) regulations or FDA regulation of clinical laboratories could harm our business by limiting the potential market for our products.

Customers using our products for clinical use in the United States may be regulated under the CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, proficiency testing, patient test management, quality control, quality assurance, and inspections. The regulations promulgated under CLIA establish three levels of clinical tests, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our products. Therefore, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for our products. In addition, FDA issued draft guidance on September 1, 2006 on the sale of Analyte Specific Reagents (ASRs) to CLIA-regulated laboratories, which if enforced as written, could limit the sales of certain of our current ASRs.

If we have problems with key suppliers, our product development and commercialization efforts could be delayed or stopped.

Our reagent products are formulated from chemical and biological materials using proprietary technology and standard processing techniques. We purchase components and raw materials used to make our reagent products primarily from single-source vendors. We cannot assure the materials or reagents will be available in commercial quantities or at acceptable prices. Any supply interruption or yield problems encountered in the use of materials from these vendors could have a significant effect on our ability to manufacture our products. Developing alternative or additional suppliers could be time consuming and expensive.

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

Ventana Medical Systems, Inc.

Item 1A. Risk Factors – (continued)

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

Ventana Medical Systems, Inc.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 8, 1998, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock in the open market or in privately negotiated transactions. In May 2004, our Board of Directors approved an additional repurchase of a further 4.0 million shares. In May 2006, our Board of Directors approved an additional repurchase of a further 2.0 million shares. During the nine months ended September 30, 2006, we re-purchased 365,820 of common stock for $13.4 million. The repurchased shares were returned to the status of authorized but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the Third Quarter 2006

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	—	—	—	5,011,880
August 1 - August 31, 2006	—	—	—	5,011,880
September 1 - September 30, 2006	—	—	—	5,011,880

Ventana Medical Systems, Inc.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Ventana Medical Systems, Inc.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(2),(3)
10.7	2001 Outside Director Stock Option Plan	(4)
10.8	2005 Equity Incentive Plan and forms of agreements thereunder	(5)
10.9	2005 Employee Stock Purchase Plan and forms of agreements thereunder	(5)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from our Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.
(2)	Incorporated by reference from our Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.
(3)	Incorporated by reference from our Registration Statement on Form S-8 (Commission File No. 333-105976), filed with the Commission on June 10, 2003.
(4)	Incorporated by reference from our Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.
(5)	Incorporated by reference from our Definitive Proxy Statement on Schedule 14A (Commission File No. 000-20931) on March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: October 20, 2006	By:	/s/ Nicholas Malden
Nicholas Malden
Senior Vice President, Chief Financial Officer and Secretary