Form 10-K
period 2006-12-31
VENTANA MEDICAL SYSTEMS INC
filed 2007-02-16
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-20931

VENTANA MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2976937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1910 Innovation Park Drive	85755
Tucson, AZ
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 887-2155

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $0.001

Preferred Share Rights

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,526,589,000 based on the last sale price of common stock on June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 12, 2007 was 37,551,038 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. In addition, we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time. The risks and uncertainties are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K. Examples of such forward-looking statements include, but are not limited to statements about:

•	the size and annual growth of the potential markets for our products;

•	timing of the introduction of our newly developed products;

•	the utility or protection of our intellectual property;

•	our ability to obtain regulatory clearances for our products, and to meet ongoing regulatory requirements related to manufacturing;

•	our ability to obtain licenses or rights to intellectual property from third parties and ability to renew existing rights to intellectual property;

•	future expectations regarding trade secrets, technological innovations, licensing agreements, and outsourcing of certain business functions;

•	the outcome of ongoing and potential litigation and the strength of our claims and defenses in existing litigation;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	potential competitors or competitive products and our relative strengths;

•	potential future dividends;

•	potential impact of interest rate and foreign currency fluctuations;

•	ability of users of our products to obtain adequate reimbursement;

•	expected future sources of revenue and capital or increasing cash needs; and

•

accounting assumptions, including assumptions about effective tax rates, recoverability of our deferred tax assets, fair value of investments, the adequacy of reserves, valuation of options, our concentration of credit risk and the impact of new accounting rules.

In addition, such statements are subject to the risks and uncertainties discussed in Item 1A “Risk Factors” and elsewhere in this document. The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place reliance on forward-looking statements as a prediction of actual results.

Item 1.    Business

Ventana Medical Systems, Inc., was incorporated in California in 1985 and reincorporated in Delaware in 1993. We launched our first instrument-reagent system in 1991 and have since launched numerous new products using both internally developed and acquired technologies. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Ventana”, “registrant”, or “Company” refer to Ventana Medical Systems, Inc., and our six subsidiaries: Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., Ventana Medical Systems, Pty. Ltd., Ventana Medical Systems, S.A. and Wattle Ventures Pty. Ltd.

We develop, manufacture, and market instrument-reagent systems that automate slide staining in anatomical pathology and drug discovery laboratories worldwide. Our products are designed to provide users with automated high-quality and consistent results with high throughput and significant labor savings. Our clinical systems are important tools for anatomical pathology labs in analyzing human tissue to assist in the diagnosis and treatment of cancer and infectious diseases. Our drug discovery systems are used by pharmaceutical and biotechnology companies to accelerate the discovery of new drug targets and to evaluate the safety of new drug compounds. In addition to instruments, we market consumable products, including reagents and other accessories required to operate our instruments. Our customers include the majority of the top fifty U.S. cancer centers.

For the purposes of financial reporting, we have two reportable segments: North America (primarily the United States) and International (primarily France, Germany, United Kingdom, Japan, and Australia). Please see Note 18 in the Notes to Consolidated Financial Statements for additional information concerning our North America and International business segments.

Market Overview

There are two target markets for our instrument-reagent systems: (1) anatomical pathology laboratories, which comprise both histology and cytology laboratories, and (2) drug discovery laboratories. We currently obtain the majority of our revenues and profits from ongoing sales of consumables and instruments to anatomical pathology labs worldwide.

According to the National Cancer Institute, cancer is the leading cause of death in the United States. Mortality rates are improved by early detection and the selection of appropriate therapies. Pathologists and oncologists use histology and cytology tests to assist in the diagnosis of cancer and infectious diseases and selecting an appropriate therapy. Based upon our modeling of the market, we estimate anatomical pathology labs worldwide currently purchase approximately $1.5 billion in instruments and consumables annually. Most anatomical pathology labs are hospital-based, although some independent reference labs offer these services.

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

•

Tissue Processing—Cassettes from gross specimens are placed in an instrument called a tissue processor. Tissue processors preserve the tissue through the use of a fixative and infuse the tissue with paraffin so it can be cut, or sectioned more readily.

•	Embedding—Processed tissue is removed from each cassette and embedded in a paraffin block to produce a tissue block of uniform size.

•	Sectioning—Tissue blocks are next transferred to the sectioning area of the lab where very thin sections are cut on a microtome and then mounted on a microscope slide.

•

Hematoxylin and Eosin, or H&E, Staining—Each microscope slide is then stained with two basic stains, Hematoxylin and Eosin. H&E, staining is used by the pathologist to give an initial overall impression (screening test) of clinical status as it relates to tissue health or disease by enabling the visualization of each cell's nucleus, cytoplasm, and membrane.

•

Microscopic Examination—As described above, each H&E stained slide is examined by a pathologist using a microscope to determine if the tissue or cells are healthy or diseased. To identify an infectious disease, the pathologist is looking for the presence of microorganisms. To identify cancer, the pathologist looks for deformed cells that could indicate the presence of cancer. In cases where an H&E stained slide appears to have abnormalities, the pathologist performing the initial examination of a patient specimen may request the tissue undergo additional testing.

Additional tests, which may be requested by the pathologist, include immunohistochemistry, in situ hybridization, or Special Stains tests. These tests are significantly more complex than H&E testing and require special reagents.

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

We currently offer products that are used in H&E staining, IHC staining, ISH staining, and Special Stains staining.

H&E Staining.    The H&E, or primary staining market, is the highest volume segment of the histology laboratory. These slides are generally processed in hospital-based histology labs and private pathology/regional reference labs. We estimate that this market is growing at about 6% to 8% per year.

IHC Staining.    The majority of IHC slides are stained in hospital-based histology labs. However, in North America, Japan, and Australia some hospitals send their IHC slides to regional reference labs for staining, rather than perform the work themselves. We estimate the number of IHC slides processed across all labs in the U.S. is growing about 6% to 8% annually. The primary factor driving the increasing number of IHC slides is the increasing number of cancer cases as the general population ages, thereby increasing histology-producing surgical cases. The second factor is the emergence of new diagnostic tests that may influence therapeutic choices.

ISH Staining.    The current clinical market for ISH staining is small due to the difficulty of performing ISH stains manually and the limited number of ISH tests, or assays, accepted for clinical use. Currently, ISH is used principally to detect cancer and infectious diseases, primarily viruses, in tissue. We expect automation to grow the clinical ISH staining market significantly, and that ISH tests for gene amplifications and deletions will become important clinical tools.

Special Stains Staining.    We estimate the Special Stains slide market is growing, but is smaller than the worldwide IHC market. There is an opportunity to place instruments with virtually every hospital-based histology lab, as Special Stains slides are rarely sent to reference labs. Currently, many Special Stains slides are processed manually; we believe a major segment of the market will switch to automated slide processing over the next five to ten years.

Image Analysis.    The quantitative image analysis market is still evolving as the standard of care among pathologists in interpreting quantitative markers. Ventana’s image analysis solution is uniquely positioned to capture this segment, specifically the breast panel. As more pathologists and laboratories move toward standardizing their breast markers, we expect that the market for image analysis will certainly grow. The movement to comply with the recent CAP/ASCO HER2/neu scoring guidelines will also drive the use of image analysis as a way to standardize HER2/neu scoring.

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

Worldwide, the greatest application of cytology is in cervical cancer screening. Cervical cancer is the second most common cancer in women and is the principal cancer of women in developing countries, which account for approximately 80% of the reported cases. Globally, approximately 370,000 cases of cervical cancer are diagnosed annually. In the United States, according to historical incidence data from the National Cancer Institute, there are approximately 10,000 new cases of cervical cancer diagnosed each year. Because cervical cancer can be a highly treatable disease, there is an emphasis on screening and early detection through the use of cervical cytology. According to Women's Health in Primary Care, of the 50 to 60 million American women who undergo cervical cytology, or Pap, testing each year, approximately 3.5 million will have a cytologic abnormality that requires further evaluation.

Drug Discovery / Translational Diagnostics

The research market for new drugs comprises over 250,000 researchers located in labs operated by traditional pharmaceutical and biopharmaceutical companies, governments, and medical research centers. Research is conducted in these labs to determine the causes of disease and to identify specific drugs to treat illness. Genomics, the study of genes and their function, and proteomics, the study of proteins and their function, seek to accelerate the drug discovery process by understanding the molecular mechanisms of disease.

Genomics has created opportunities to impact the field of human medicine through the discovery of new biological targets for drugs and an improved ability to diagnose and manage disease. Interest in understanding the relationships between genes and disease has generated a worldwide effort to identify and sequence the genes of many organisms, including the approximately three billion nucleotide pairs and the estimated 30,000 genes within the human genome. Researchers use gene expression and ISH experiments to identify targets and to study localized gene expression. Large pharmaceutical and biotechnology companies use our DISCOVERY® family of systems to localize gene expression by mRNA ISH experiments. Whole genome scanning with SNP’s identifies gene amplifications and deletions that can also be tracked by the DISCOVERY system in tissue with DNA ISH.

Proteomics is the analysis of proteins that are encoded by active genes. It is commonly believed that there are many more proteins in the human body than genes, which will make mapping the human proteome significantly more challenging than mapping the genome. In drug discovery laboratories, measuring protein expression is a critical step in target validation and determining the mechanism of action for drug candidates. Our DISCOVERY systems are used by large pharmaceutical and biotechnology companies to run IHC and ISH experiments in target validation, biomarker discovery, toxicology laboratories, and translational medicine. Translating these discovery biomarkers into useful diagnostic tests is the goal of personalized medicine.

Strategy

Our objective is to build shareholder value by expanding our competitive position in anatomical pathology lab automation and by leveraging the core technologies we have developed for histology labs into drug discovery labs. Key elements of our strategy include the following:

•

Provide high-quality, innovative, and flexible automation systems for tissue and cellular analysis.    Our position in histology lab automation has been built on innovative automated instrument-reagent systems. These systems have been designed as broad enabling platforms that permit customers to expand their test menu easily and provide superior patient care with high-quality, consistent, and timely tissue staining. Labs also benefit by increasing output and reducing labor costs through automation and walk-away convenience.

•

Provide high-throughput, value-added testing systems for drug discovery applications.    We intend to expand our position in the research market by continuing to leverage the core competencies developed in our clinical business.

•

Maximize domestic and worldwide placement of automated systems in anatomical pathology and drug discovery laboratories.    The size and quality of our direct sales force is important to our objective of maximizing instrument placements and revenue stream per placement. We believe establishing a large installed base of instruments will give us a competitive advantage.

•

Increase consumables revenue generated from our instruments.    Each placed instrument provides a recurring revenue stream from reagents and other consumable supplies. Our strategy is to increase this revenue stream by expanding our menu of high-value tests, thereby increasing the consumable revenue from each instrument.

•

Continue on-going technological development and improvement of our instrumentation and reagents.    Our engineering, reagent research and development, marketing and manufacturing organizations work closely together on all new products to ensure cost-effective production. We seek to protect these designs with an aggressive intellectual property strategy.

Our Products

Our product offerings are summarized as follows:

Staining Systems and Associated Reagents

The principal benefits of automated cellular and tissue analyses using our integrated systems, compared with manual methods, are as follows:

•	improved reliability;

•	enhanced quality through reproducibility and consistency;

•	faster turnaround time;

•	increased test throughput;

•	reduced dependence on skilled technicians;

•	ability to obtain maximum clinical information from minimally sized biopsies;

•	ability to document processing protocols; and

•	standardization of slide preparation.

Today, we market automated instrument systems with a full line of complementary reagents and accessories.

Primary Staining.    We launched our first H&E, or primary staining system, the SYMPHONY® in the second quarter of 2006. The SYMPHONY provides laboratories with the next generation of H&E slide preparation automation. Leveraging technologies available on our advanced staining systems, the SYMPHONY fully automates the slide preparation process including baking, paraffin removal, staining, coverslipping, and slide curing.

Importantly, the SYMPHONY system uses a proprietary chemistry and staining process to produce an H&E slide with superior clarity and discrimination of micro anatomic detail. Branded as Ventana High Definition H&E™, or HD H&E, we believe that a SYMPHONY stained slide offers improved diagnostic visualization thereby providing the potential to expand the diagnostic value beyond the ordinary “dip and dunk” H&E.

Advanced Staining.    Our first product, the ES®, launched in 1991, was an instrument-reagent system to automate IHC staining. Prior to the introduction of this system, all IHC staining was performed manually, or with low levels of automation. In early 1996, we acquired BioTek Solutions, Inc., and the TECHMATE® automated stainer. The TECHMATE 500 batch processing instrument had a 120-slide capacity and was designed for large-volume, single-application testing, applicable to large and moderate-sized hospital clinical and reference labs.

Our NexES® IHC staining system, launched in 1997, was the first real advance in automating IHC slide staining and introduced a new level of staining quality, while combining system modularity and ease of operation for improved laboratory productivity.

Our groundbreaking DISCOVERY IHC/ISH and BenchMark® systems were launched in 1999 and 2000, respectively, and were subsequently replaced by the DISCOVERY XT, BenchMark XT and BenchMark LT systems. The BenchMark series of instruments is still the industry standard for systems offering fully automated Baking Through Staining (BTS®) technology and the flexibility of multiple technologies (IHC and ISH), providing superior, standardized stain quality, increased testing efficiency, and maximum laboratory productivity. BTS technology describes the automation process, which saves work by performing the baking, deparaffinization, cell conditioning, or antigen unmasking, and staining all on-line, thereby providing full walk-away convenience.

The DISCOVERY and BenchMark systems use a bar code that is affixed to each slide to identify the sample and the testing procedures to be performed. Dispensing, incubation (i.e., temperature and time control), and washing are performed using proprietary chemical and mechanical methods critical to obtaining precise, sensitive, and rapid test results. All aspects of the testing procedure are controlled by our proprietary software, which makes the systems reliable and easy to use.

Our BenchMark XT and BenchMark LT systems, introduced in late 2003 and early 2004, respectively, represent the latest and most advanced instrumentation developed by us to date for advanced staining. The XT and LT provide additional flexibility by providing more protocol options, including the ability to optimize temperature, incubation, and pretreatment steps, in addition to allowing simultaneous processing of IHC and ISH samples. The XT also adds more capacity by increasing throughput by up to 50%. The DISCOVERY XT, introduced in early 2004, combines all of the improvements of the BenchMark XT, with the added advantage of microarray capability and research-level flexibility for protocol development.

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

Special Stains.    In late 1998, we offered anatomical pathology labs the first automated system for Special Stains testing with the launch of our second instrument-reagent system. Presently, our 14 Special Stains kits, all developed using proprietary protocols, are capable of serving 90% of all Special Stains testing performed in anatomical pathology labs.

Image Analysis.    In the second half of 2004, we signed an agreement with TriPath Imaging Inc. Under the agreement, we obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of TriPath Imaging’s interactive histology imaging system, VIAS™, that is optimized for both Ventana and TriPath Imaging assays. The interactive histology imaging system, launched in 2005, offers anatomic pathology laboratories a cost-effective solution utilizing on-demand digital imaging, direct visualization of IHC stained slides, and real-time quantitative analysis of tissue samples.

Contracts

Instruments are placed through direct sales, instrument rentals, and our Performance Evaluation Program (PEP). The PEP program is a formal agreement whereby a staining or imaging system is installed on the premises of a pre-qualified customer for the purpose of allowing the customer to evaluate the system’s functionality over an extended trial period. The customer agrees to purchase a reagent starter kit at the time of installation and to purchase a minimum volume of reagents over the life of the trial period. Minimum purchase requirements vary by customer. Upon completion of the trial period, the customer purchases the staining or imaging system, or returns it to us.

Research and Development

Our research and development organization is divided into two distinct, but complementary teams. One team, the Discovery team, is focused on core research/discovery in the area of technology development and the second team, the Development team, is focused on new product development. As new technologies are proven to be feasible by the Discovery team, they are transferred to the Development team for incorporation into new products. Our efforts are focused on innovative combined instrument-reagent systems, as well as enhancements to existing instruments. In addition, we are developing new reagents for current and future customer applications.

Our 180 research and development employees perform the majority of our research and development activities. Their efforts are supplemented by consulting services and assistance from scientific advisors. We incurred research and development expenses of $31.9 million, $25.7 million, and $21.2 million in 2006, 2005, and 2004, respectively.

Instrumentation Development Projects

Our instrumentation development is focused on product improvement and new product development. The modular platform used by our NexES IHC system enabled us to develop new products rapidly, such as the NexES Special Stains system, the DISCOVERY system, the BenchMark system, and more recently the BenchMark XT/LT and DISCOVERY XT systems. With the launch of SYMPHONY, we introduced our first system with internal modularity thereby enabling the system to be configured differently for various customer needs. This modular development strategy will continue as we explore new opportunities in instrument systems and in automating manual lab processes.

In 2006, our Research and Development teams devoted significant time to developing SYMPHONY, as well as our Next Generation IHC/ISH staining platform.

Reagent Development Projects

Our reagent development is divided into five principal areas:

•	primary antibodies;

•	detection chemistries;

•	molecular probes;

•	biological stains; and

•	ISH and IHC applications for the BenchMark XT/LT and DISCOVERY XT.

In addition to our own development of primary antibodies, we monitor third-party development of new primary antibodies and will license or purchase these antibodies where possible and as appropriate. New detection chemistries with improved sensitivity continue to be developed through our research efforts. Reagent development for our systems is on going.

Customers

Our customers consist of hospital-based anatomical pathology labs, independent reference labs, the drug discovery labs of pharmaceutical companies, biotechnology companies, government labs, medical research centers, and resellers serving these entities. None of our customers accounted for more than 5% of our consolidated revenues in 2006, 2005, or 2004.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. For example, in the CytoLogix litigation, described in further detail under Item 3, “Legal Proceedings”, we have received an adverse judgment and were determined to infringe CytoLogix's patents for “Moving Platform Slide Stainer With Heating Elements” (U.S. 6,180,061), and “Random Access Slide Stainer with Independent Slide Heating Regulation” (U.S. 6,183,693). Currently, we are enjoined from the manufacture and sale of our first-generation DISCOVERY and BenchMark instruments and may have to pay damages, including royalties, depending on the final outcome of ongoing litigation. Our second-generation BenchMark XT/LT instruments are also the subject of a separate patent litigation by CytoLogix (see Item 3, Legal Proceedings).

There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property is more fully discussed in Item 1A, “Risk Factors”.

Sales and Marketing

In our major markets, including North America, most of Europe, Japan, and Australia, we sell our products directly to our customers. Our sales teams are organized by region in North America, except for national and certain key accounts, and internationally by country. In smaller markets, we rely on distributors to sell and service our products.

To augment our clinical anatomical pathology sales and tactical marketing organizations, we have established similar operations to commercialize our drug discovery product line. These sales forces in North America, Europe, and Japan primarily promote our DISCOVERY XT systems and related consumables.

A complementary strategic marketing team is responsible for identifying new product opportunities, for working with our research and development group on product development, and for driving worldwide revenues through marketing support.

Competition

We face an array of competitors in the anatomical pathology lab and drug discovery markets. Competition is intense based on product performance, product price, product line breadth, and after-sales service.

Histology

In 2006 we entered the H&E testing market where we face entrenched competitors offering competing slide staining systems which utilize widely adopted “dip and dunk” technologies which remain largely unchanged for the last 40 years. In addition, while we are a leader in automated IHC and ISH staining, we face strong competition from the manual method of performing IHC and ISH tests and from competitors marketing instrument-reagent IHC and ISH staining systems. While most H&E staining is done using some form of automation, a number of anatomical pathology labs in the U.S. and the majority outside the U.S. continue to perform IHC and ISH slide staining manually. Significant barriers exist to automation in countries where insurance or government healthcare reimbursement for IHC testing is low. Additionally, labs where pathologists prefer manually stained slides remain reluctant to automate their processes.

Currently, direct competition primarily comes from eight competitors selling instrument-reagent staining systems. Our competitors in advanced staining include Dako A/S, a Danish company that holds a significant share of the market for manual IHC reagents; BioGenex Laboratories, Inc. (BioGenex), a company marketing instruments with a reagent annuity; Lab Vision Corporation, a subsidiary of Apogent Technologies, Inc., a company that supplies Dako A/S with instruments and markets its instruments through distributors and a direct sales force; Diagnostics Products Corp., a company that markets high-volume IHC staining systems in Europe; and Vision Systems Ltd. (Vision), an Australian biomedical company which was acquired by Danaher Corporation in January 2007. Two automated Special Stains systems compete with our Special Stains module: one system offered by Dako A/S and another offered by BioGenex. In the primary staining market we compete with ThermoFisher Inc, a company marketing instruments with a reagent annuity; Sakura Finetek, a Japanese company that manufactures a range of instruments for the histology market; and Leica Instruments (Leica), a Swiss biomedical company which was acquired by Danaher Corporation in 2005.

Cytology

The current Human Papillomavirus (HPV) testing market is dominated by Digene Corporation with its U.S. Food and Drug Administration (FDA) approved HYBRID CAPTURE II® liquid-based prep assay holding the majority of the HPV testing market.

Drug Discovery/Translational Diagnostics

Our focus is on the study of the hybridization of nucleic acid microarrays and messenger RNA expression. Our competitors in nucleic acid micro array hybridization include Tecan Group Ltd., and Affymetrix, Inc. Currently, we do not face competition providing automated systems for messenger RNA expression studies. In drug discovery IHC staining, competition includes clinical IHC competitors, Dako A/S, Vision, and BioGenex.

Manufacturing

The majority of our instrument and reagent manufacturing operations remain in our corporate headquarters facility located in Tucson, Arizona. Medical device manufacturing operations are conducted under the FDA Quality System Regulations. These regulations subject our facilities to inspections to verify compliance and require us to maintain documentation and controls for our manufacturing and quality activities. ISO 13485 is the international quality standard for medical device manufacturers, based upon the ISO 9001 quality standard, with additional specific industry requirements consistent with the FDA Quality System Regulations. We received ISO 13485 certification in February 2003.

Employees

As of December 31, 2006, we had 952 full-time employees, including our 7 officers.

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

Item 1A.    Risk Factors

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

We are involved in numerous litigation proceedings with counterparties that allege we infringe certain patents held by them. A court may determine that patents held by third parties are valid and infringed by us and we may be required to:

•	pay damages, including up to treble damages and the other party’s attorney’s fees, which may be substantial;

•	cease the development, manufacture, use and sale of products that infringe the patent rights of others, through a court-imposed injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology;

•	pay royalties, including back royalties for products already sold; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive, and may divert management’s attention from other business concerns. Any significant adverse ruling in one of our litigation matters may have a negative effect on our operations and cause our stock price to decline.

It is possible that we may be forced to pay damages to CytoLogix which exceed the amounts we have reserved.

We have been involved in litigation with CytoLogix, Inc., pursuant to which a jury determined that we infringed certain CytoLogix patents—see Part I, Item 3, Legal Proceedings. The patents in question relate to prior versions of our BenchMark and DISCOVERY instruments and do not apply to the current versions of the BenchMark XT/LT and DISCOVERY XT instruments; however, these instruments are subject to separate litigation. In September 2005, the Court of Appeals upheld certain of the jury findings of patent infringement, and the case is expected to proceed to trial on the issue of damages. We have accrued a liability of $5.0 million in this regard. At trial, CytoLogix may advance arguments for damages several times higher than the amount we have accrued. In view of the complexity of this case and the inherent uncertainty of patent infringement litigation, there is a possibility the amount of damages paid to CytoLogix may be substantially different from the $5.0 million we have accrued and if substantial, could cause the price of our stock to decline.

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

We face significant competition and may not be able to compete effectively.

We compete with companies ranging from other multinationals to small start-ups. Competition takes many forms, including the development of new products by competitors having lower prices or superior performance or that are otherwise competitive with our current products, patents and registrations obtained by competitors, and business combinations among our competitors or major customers. Our present or future products could be rendered obsolete or uneconomical as the result of this competition. Our failure to compete effectively could cause us to lose market share to our competitors and/or have a material adverse effect on our revenues and profitability.

If our customers do not receive adequate third-party reimbursement, our products may not be accepted in the market.

In the United States, our products are primarily purchased by medical institutions and laboratories that bill third-party payers, such as government health administration authorities, private health coverage insurers, managed care organizations, and other similar organizations. Our ability to effectively market our products will depend in part on the extent to which reimbursement for our products and related treatments will be available to our customers from third-party payers. Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of products to contain costs, and if they are successful, our ability to sustain revenue growth and profitably will be adversely affected.

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

We are responsible for charging end customers certain taxes in numerous international jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, we may come under audit which could result in changes to their estimates. We believe that we maintain adequate tax reserves to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in our recording a benefit or expense in the period a final determination was made.

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

Customers using our products for clinical use in the United States may be regulated under the CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, proficiency testing, patient test management, quality control, quality assurance, and inspections. The regulations promulgated under CLIA establish three levels of clinical tests, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our products. Therefore, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for our products. In addition, the FDA issued draft guidance on September 1, 2006 on the sale of Analyte Specific Reagents (ASRs) to CLIA-regulated laboratories, which if enforced as written, could limit the sales of certain ASRs we currently sell.

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

Sales of our products in the European Union or EU are subject to strict regulatory requirements, and approval is never certain. All of our products must be in compliance with the “In Vitro Diagnostics Directive” and bear the CE mark before being imported for sale in the EU. The CE mark is a symbol that indicates the device conforms to the essential requirements of the applicable directive and can be commercially distributed throughout the EU. The In Vitro Diagnostic Directive also subjects our manufacturing facilities to compliance inspections and requires design, manufacturing, and quality process documentation and controls. Some of our products do not bear the CE mark. We cannot assure you that the CE mark will be granted for all our products or that regulatory review will not involve delays that would harm our ability to market and sell our products in the EU.

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

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

•	our patents and pending patent applications use technology that we invented first;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate our technologies;

•	any of our pending patent applications will result in issued patents; and/or

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

We may require additional capital resources and cannot assure you that capital will be available to the extent required, on terms acceptable to us, or at all. In the event that we acquire complementary businesses, products, or technologies, we may have to issue debt or raise additional capital in the equity markets. Any such future capital requirements that results in the issuance of equity securities would dilute the interests of our existing stockholders.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our U.S. operation, including research laboratories, instrument and reagent manufacturing facilities and administrative offices, is located in approximately 182,400-square-feet of owned space in Tucson, Arizona. We anticipate completing an approximate 130,000-square-foot expansion of our Tucson facility in early 2008.

Our European operation is located in approximately 39,000-square-feet of owned space in Strasbourg, France.

Our Japanese operation is located in 1,400-square-feet of leased office space in Yokohama. The lease for the Yokohama facility expires in January 2008.

Our Asia Pacific operation is located in approximately 1,400-square-feet of leased office space in Melbourne, Australia. The lease for the Melbourne facility expires in March 2007 with monthly renewal options thereafter.

We believe our properties described above are adequate for our current operations.

Item 3.    Legal Proceedings

VENTANA v. DAKOCYTOMATION, Civil Action No. 04-1522, was filed in December 2004, in the U.S. District Court, District of Delaware, alleging infringement of U.S. Patent No. 6,827,901 (“Automated Biological Reaction Apparatus”) by the making, using, and selling of the ARTISAN™ staining system. The suit seeks injunctive relief including a Preliminary Injunction against the continued making, using, and selling of the instrument and unspecified damages. DakoCytomation filed an Answer to the Complaint in January 2005. A claim construction hearing and mediation was conducted in December 2005. In May 2006, the parties entered into a confidential settlement agreement and a Joint Stipulation of Dismissal, with Prejudice, was filed, terminating the litigation.

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

At the December 2003 conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable for infringement on the two patent cases (no willful infringement). On the trade secret issue, the jury determined we had not misappropriated any trade secrets. A permanent injunction was entered by the Court in April 2004, which prohibits us from making and selling the DISCOVERY/BenchMark systems, but does not prohibit their continued use by customers and will not prohibit us from servicing the instruments or supplying reagents to customers. In May 2004, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (“CAFC”), on the patent infringement claims. The CAFC rendered its decision in September 2005 upholding the infringement finding on most of the claims of the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings.

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1. In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). CytoLogix alleges the manufacture, use, and sale of our BenchMark XT slide staining system infringes the ‘261 patent. In December 2005, Cytologix moved to file an Amended Complaint adding allegations on infringement of U.S. Patent No. 6,783,733. The Court allowed the motion in February 2006. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. CytoLogix filed a Motion for Summary Judgment of Infringement of the ‘261 patent. In June 2006, the Court issued a decision denying CytoLogix’ motion. In July 2006, the Court denied Cytologix Motion for Reconsideration of the Court’s June 2006 decision. Discovery is currently ongoing.

In July 2006, on a summary judgment motion brought by Ventana, the Court dismissed the state unfair competition and Lanham Act claims, but not the Sherman Act claims of monopolization and attempted monopolization. As of this date, a trial has not been scheduled on the remaining issues of patent infringement damages and the Sherman Act claims. We have recorded a liability of $5.0 million for potential patent infringement damages.

VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO was filed in March 2003, in the U.S. District Court, Eastern District of Massachusetts. We were served with a Summons and Complaint by Vision BioSystems (Vision) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 and 6,352,861, both owned by us. In September 2004, the Judge denied Vision’s motion for Summary Judgment, but ruled in favor of our cross-motion for Summary Judgment that Vision’s BOND system infringes claims 1 and 5 of the ‘861 patent. The Court also dismissed the ‘439 patent from the case. Trial on the issues of patent invalidity and damages remain. This matter was consolidated with VENTANA v. VISION BIOSYSTEMS, LTD, Civil Action No. 05-10614 (see below). Following the BioGenex claim construction ruling (see Ventana v. BioGenex, below) and entry of Judgment in that matter in October 2005, we filed a Notice of Appeal to the CAFC. Vision filed a motion for Summary Judgment of Non-Infringement based upon collateral estoppel in both cases. We have filed our opposition. The matter has been taken off the trial calendar and stayed pending the CAFC’s ruling on the BioGenex appeal. In December 2006, the CAFC rendered its decision, overturning the claim construction of the district court in the Ventana v. BioGenex case. This case is expected to be restored to the Court’s docket in 2007.

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. This matter was consolidated with VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO for trial (see above). The matter was also taken off the trial calendar and stayed pending the CAFC’s ruling in the BioGenex appeal. The case is expected to be restored to the Court’s docket in 2007.

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 1:06-11684, was filed in September 2006, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,594,537. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. Vision was not served and we filed a Notice of Voluntary Dismissal, without prejudice.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This Complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM® HPV Family 16 and Family 6 probe products. In November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and us. In May 2004, the Court ordered arbitration to proceed as against Beckman only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. The arbitration before the International Centre for Dispute Resolution (“ICDR”) was conducted in March 2006 and post-hearing briefs were filed by the parties in April 2006. In July 2006, the ICDR rendered a Final Award, ruling that Beckman had the right to assign both the Cross-License (“CLA”) and Sublicense (“SLA”) Agreements to Ventana; the transaction as a whole (i.e., the inclusion of the Letter Agreement in the Asset Purchase Agreement) violates the prohibition in the CLA against further sublicensing; and that the CLA prevents the sale of cell paste. Upon motion of Beckman and Digene, the Delaware District Court confirmed the Award. In addition, the Court removed the Stay and the action has resumed in the Court. In August 2006, Digene moved for Preliminary Injunction against Ventana. Ventana filed its Opposition in October 2006 along with a Motion to Dismiss another claim. In September 2006, Beckman moved to dismiss the case against it. These motions are scheduled to be heard in early 2007. Trial is expected in late 2007.

VENTANA v. INSTITUT PASTEUR, ICC No. 12764/FM, was filed in June 2003. Ventana and Beckman filed a request for arbitration with the International Chamber of Commerce in Paris, France, to contest the purported termination by Institut Pasteur of the SLA acquired by us from Beckman in September 2002. The ICC hearing was conducted in September 2004. In a decision rendered in April 2005, the ICC decided that Institut Pasteur did not have standing to terminate the SLA and that Ventana was a proper licensee and sub-licensee of the relevant HPV patents. The ICC further determined that Ventana is entitled to seek damages in an amount to be quantified. As of June 2006, the parties entered into a confidential Settlement Agreement which, inter alia, confirmed the award of the ICC tribunal and provided for the recovery of a portion of Company’s legal expenses. As a result, the parties have withdrawn all pending claims and terminated the ICC Arbitration together with related French court proceedings.

VENTANA v. BIOGENEX LABORATORIES INC., No. CIV-03-92-TUC-RCC, was filed by Ventana in February 2003, in U.S. District Court, District of Arizona alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). In August 2005, the Court issued a claim construction ruling favorable to BioGenex. In September 2005, the parties filed a Stipulation of Entry of Judgment of Non-infringement based solely on the claim construction, for the purpose of being able to proceed to an appeal of the ruling. In October 2005, the Court entered an appealable Judgment, and we filed a Notice of Appeal to the CAFC. Following briefing, oral argument was conducted in September 2006. In December 2006, the CAFC rendered its decision, overturning the claim construction of the District Court and remanded the case for further proceedings. The case is expected to return to the Court’s docket in 2007.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. In June 2004, BioGenex moved to amend its Complaint adding allegations that we also infringe U.S. Patent No. 6,632,598 and has also filed an action for Contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of Non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. In October 2005, the Court denied entry of an order to show cause on the Contempt claim, dismissing the Contempt action. The Court did note however, that the ‘787 infringement action remains. BioGenex has appealed the Court’s ruling. The appeal was scheduled to be heard in November 2006, but taken off the calendar. The district court case has been stayed and no trial dates have been set.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C05 00860 WDB, was filed in March 2005, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges Ventana infringes U.S. Patent No. 6,632,598 held by BioGenex. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. The matter has been joined with BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF (see above). We filed a Motion to Dismiss the case with respect to the ‘452 patent. The motion was heard July 2005 and at the case management conference in August 2005, the Court dismissed the ‘452 claim. BioGenex infringement disclosures on the ‘598 were submitted in early September 2005 and we have filed a Summary Judgment of Non-infringement. The Summary Judgment motion was heard in early 2006. In August 2006, the Court denied the Summary Judgment motion, but did grant Ventana its attorneys’ fees and expenses in connection with litigating the Motion. The case has been stayed and no trial dates have been set.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market under the symbol “VMSI”. The closing price of our common stock on February 12, 2007 was $42.50. The following table shows the high and low sales prices in dollars per share for the last two years as reported by Nasdaq:

	Low	High
Year Ended December 31, 2006
First Quarter	$35.18	$42.58
Second Quarter	$40.31	$49.36
Third Quarter	$39.92	$49.54
Fourth Quarter	$36.77	$44.15
Year Ended December 31, 2005
First Quarter	$28.88	$37.80
Second Quarter	$30.40	$44.95
Third Quarter	$34.01	$43.91
Fourth Quarter	$33.51	$42.81

As of February 12, 2007, there were approximately 215 stockholders of record.

Dividend Policy

No cash dividends were declared or paid in fiscal 2006 or fiscal 2005. We anticipate retaining all available funds to finance future internal growth and product development.

Stock Repurchase

In May 2006, our Board of Directors approved the repurchase of another 2.0 million shares bringing the total number of shares authorized for repurchase to 5.5 million. During 2006, we repurchased 384,820 shares of our common stock for $14.1 million, excluding the 45,523 shares of our common stock which were tendered by existing shareholders in association with employee stock option exercises. The repurchased shares were returned to the status of authorized, but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases in the Fourth Quarter

The following table sets forth the repurchases made by us in the fourth quarter of 2006.

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
October 1–October 31, 2006	19,000	$38.16	19,000	2,992,880
November 1–November 30, 2006	—	—	—	2,992,880
December 1–December 31, 2006	—	—	—	2,992,880

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section titled “Executive Compensation-Equity Compensation Plan Information” in our Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2006, which information is incorporated herein by reference.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Dow Jones Industrial Average Index, Standard & Poor’s 500 Stock Index, the Nasdaq Composite Index, and the Nasdaq Health Care Index if $100 were invested in our common stock and each index on December 31, 2001.

Item 6.    Selected Consolidated Financial Data

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

Selected Consolidated Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$205,474	$169,739	$137,124	$103,345	$80,365
Instruments	32,749	29,393	28,978	29,035	25,072

Total net sales	238,223	199,132	166,102	132,380	105,437
Cost of goods sold(1)	58,117	49,832	41,297	35,180	31,244

Gross profit	180,106	149,300	124,805	97,200	74,193
Operating expenses:
Research and development(2)	31,871	25,657	21,242	19,598	16,359
Selling, general and administrative(3)	100,729	79,491	74,306	64,449	51,828
Amortization of intangible assets	2,291	2,121	1,326	1,678	1,646
Special charges	—	5,000	1,758	5,700	1,151

Income from operations	45,215	37,031	26,173	5,775	3,209
Interest and other income (expense)	2,355	961	(45)	469	1,392

Income before taxes	47,570	37,992	26,128	6,244	4,601
Provision for income taxes	15,992	12,504	4,839	272	528

Net income	$31,578	$25,488	$21,289	$5,972	$4,073

Net income per common share:
—Basic	$0.92	$0.74	$0.63	$0.18	$0.13
—Diluted	$0.87	$0.69	$0.59	$0.17	$0.12

Balance Sheet Data:
Cash, cash equivalents and investments	$101,723	$51,620	$53,503	$39,685	$18,708
Long-term debt	2,069	1,996	2,182	2,260	2,357
Other long-term liabilities	661	618	549	591	544
Working capital	121,845	65,236	70,137	56,340	39,030
Total assets	268,630	196,532	180,148	141,214	125,137
Retained earnings (accumulated deficit)	43,206	11,628	(13,860)	(35,149)	(41,121)
Total stockholders’ equity	213,779	152,304	141,150	112,376	102,104
(1) Amounts include share-based compensation expense	$205	$—	$—	$—	$—
(2) Amounts include share-based compensation expense	$1,042	$86	$79	$79	$112
(3) Amounts include share-based compensation expense	$3,726	$—	$—	$—	$—

The following tables contain summary unaudited quarterly consolidated statements of operations for the four quarters ended December 31, 2006 and 2005. We have prepared the quarterly consolidated statements of operations data on the same basis as the Consolidated Statements of Operations presented on page F-4. Our results of operations may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Summary Quarterly

Condensed Consolidated Financial Data

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$47,174	$51,815	$50,623	$55,862
Instruments	6,913	7,241	8,355	10,240

Total net sales	54,087	59,056	58,978	66,102
Cost of goods sold(1)	13,304	13,864	13,807	17,142

Gross profit	40,783	45,192	45,171	48,960
Operating expenses:
Research and development(2)	7,359	8,463	7,717	8,332
Selling, general and administrative(3)	24,982	25,960	25,840	23,947
Amortization of intangible assets	631	611	596	453

Income from operations	7,811	10,158	11,018	16,228
Interest and other income	426	1,131	592	206

Income before taxes	8,237	11,289	11,610	16,434
Provision for income taxes	3,214	4,067	3,779	4,932

Net income	$5,023	$7,222	$7,831	$11,502

Net income per common share
— Basic	$0.15	$0.21	$0.23	$0.33

— Diluted(4)	$0.14	$0.20	$0.22	$0.32

Average basic common shares outstanding	33,995	34,209	34,472	34,643

Average diluted common shares outstanding	35,961	36,184	36,350	36,384

(1) Amounts include share-based compensation expense	$35	$48	$58	$64
(2) Amounts include share-based compensation expense	$282	$259	$250	$251
(3) Amounts include share-based compensation expense	$1,047	$886	$932	$861
(4) Per share amounts do not sum to year to date amount due to rounding

Summary Quarterly

Condensed Consolidated Financial Data

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Sales:
Reagents and other	$38,909	$42,797	$42,917	$45,116
Instruments	6,113	6,322	7,820	9,138

Total net sales	45,022	49,119	50,737	54,254
Cost of goods sold	11,600	11,987	12,438	13,807

Gross profit	33,422	37,132	38,299	40,447
Operating expenses:
Research and development(1)	6,135	6,690	6,487	6,345
Selling, general and administrative	19,800	19,893	21,200	18,598
Amortization of intangible assets	476	479	576	590
Special charge	—	—	5,000	—

Income from operations	7,011	10,070	5,036	14,914
Interest and other income	101	296	263	301

Income before taxes	7,112	10,366	5,299	15,215
Provision for income taxes	2,496	3,628	1,748	4,632

Net income	$4,616	$6,738	$3,551	$10,583

Net income per common share
— Basic(2)	$0.13	$0.19	$0.10	$0.31

— Diluted(2)	$0.13	$0.18	$0.10	$0.29

Average basic common shares outstanding	34,193	34,689	34,489	34,060

Average diluted common shares outstanding	36,805	37,153	36,879	36,359

(1) Amounts include share-based compensation expense	$14	$34	$21	$21
(2) Per share amounts do not sum to year to date amount due to rounding

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Item 1A of Part I of this Form 10-K sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward looking statements.

Overview

Year in Review

We recorded net income of $31.6 million in 2006, an increase of $6.1 million or 24 percent, compared to net income of $25.5 million in 2005.

Significant events for Ventana included:

•

In the second quarter of 2006, we extended our laboratory workflow solution with the launch of our Symphony H&E stainer which is targeted at the highest volume segment of the histology lab. We believe the Symphony launch marks a significant expansion of our Company’s opportunity for growth.

•

In August 2006, we entered into a merger implementation agreement with Vision. Vision subsequently terminated the agreement and entered into a new agreement with Danaher Corporation. As of December 31, 2006, we had an investment position in Vision of approximately $65.6 million inclusive of an unrealized gain of $18.1 million.

•

During 2006, the Board of Directors authorized the repurchase of an additional 2.0 million shares of our outstanding common stock. Stock repurchases for the year were 385 thousand shares for approximately $14.1 million, excluding 46 thousand shares of our common stock which were tendered by existing shareholders in association with employee stock option exercises. At the end of 2006, the maximum number of shares that may yet be repurchased under the existing authorization is approximately 3.0 million shares.

Recent Developments

On January 5, 2007, pursuant to a tender offer, we sold to Danaher Corporation 22.2 million shares of common stock that we held in Vision. The entire purchase price of $64.3 million received was paid in cash. In addition to this payment, we received on January 5, 2007, approximately $3.5 million as a Break Fee to recover external advisory and financial costs, and internal expenses associated with our agreement to purchase Vision, which was terminated by Vision. We will record the $18.5 million pre-tax profit from this transaction in other income during the first quarter 2007.

Results of Operations

Comparison of 2006 and 2005

Net Sales

Net sales increased by 20% to $238.2 million in 2006 versus $199.1 million in 2005. Reagent and other revenues increased 21% to $205.5 million in 2006 from $169.7 million in 2005. This growth was driven primarily by an increase in our installed base of systems from approximately 5,700 in 2005 to approximately 6,400 in 2006 and the fact that our BenchMark XT/LT series of instruments have a significantly higher reagent annuity than our older systems. This latter dynamic is evidenced by the 8% increase in the average reagent annuity per installed instrument to $29,600 in 2006 from $27,400 in 2005. Service revenue was $18.4 million in 2006, a 20% increase from $15.3 million in 2005, primarily due to more non-warranty-related service activities. Instrument revenue of $32.7 million in 2006 increased 11% over 2005 primarily due to increased BenchMark XT sales. By segment, North America and International total revenues increased 21% and 15% respectively versus 2005 paced by 22% and 21% growth in reagent and other revenue, respectively.

Gross Margin

Total gross margin percentage increased to 76% in 2006 from 75% in 2005 primarily due to the increased revenue mix toward reagents, which carry a higher gross margin than instruments.

Research and Development

R&D spending increased to $31.9 million in 2006 from $25.7 million in 2005. Absent an incremental $1.0 million share-based compensation expense in 2006, this increase was driven primarily by our aggressive new platform development programs, including SYMPHONY and our reagent chemistry application initiatives. R&D expense was 13% percent of sales, consistent with 2005.

Selling, General and Administrative

SG&A expenses increased to $100.7 million in 2006 from $79.5 million in 2005. Absent an incremental $3.7 million share-based compensation expense in 2006, the remaining $17.5 million increase is primarily due to the result of investments in our sales force, quality and regulatory functions and continued development of our marketing organization. As a percentage of net sales, SG&A expense increased to 42% in 2006 from 40% in 2005.

Amortization of Intangible Assets

Amortization expense of intangible assets increased to $2.3 million in 2006 from $2.1 million in 2005 primarily due to the full year effect of the 2005 additions in intangible assets as a result of increased legal costs associated with asserting our rights under patents which we own.

Interest and Other Income

Interest and other income for 2006 increased to $2.4 million from $1.0 million in 2005. The increase is due to increased investment balances and interest rates as well as proceeds received in connection with the settlement of a legal matter.

Income Taxes

Our provision for income taxes increased to $16.0 million in 2006 from $12.5 million in 2005. Our effective tax rate was 33.6% in fiscal 2006, compared to 32.9% in fiscal 2005. The increase in our effective tax rate in fiscal 2006 was primarily due to the impact of non-deductible share based compensation.

We operate in multiple tax jurisdictions and are periodically subject to audits. These audits can involve complex issues that may cover multiple years and may require an extended period of time to resolve. We file a U.S. federal income tax return and such returns are still subject to audit for tax years 2003 to 2006 and our net operating losses and general business tax credits are subject to adjustments from 1987 through 2006. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit. In addition, we maintain tax reserves to offset potential tax liabilities that may arise upon audit in the U.S. and other countries in which we do business. If such amounts ultimately prove to be unnecessary, the associated reserves would be reversed, resulting in our recording a tax benefit in the period the reserves were no longer deemed necessary. Conversely, if our estimates prove to be less than the ultimate assessment, a charge to expense would be recorded in the period in which the assessment is determined.

Management believes the Company’s long term effective tax rate will be in the mid to high 30’s, which is higher than our historical rate over the last few years. Factors that could impact this range include the adoption of Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, the mix of earnings across differing tax jurisdictions and the difference in the benefits we might receive under the American Jobs Creation Act of 2004 versus the Extraterritorial Income Exclusion Act of 2000.

Comparison of 2005 and 2004

Net Sales

Net sales increased by 20% to $199.1 million in 2005 versus $166.1 million in 2004. Reagent and other revenues increased 24% to $169.7 million in 2005 from $137.1 million in 2004. This growth was driven primarily by an increase in our total historical installed base from approximately 5,100 in 2004 to approximately 5,700 in 2005 and the fact that our BenchMark XT/LT series of instruments have a significantly larger reagent annuity stream. This latter dynamic is evidenced by the 10% increase in the average reagent annuity stream per installed instrument to $27,400 in 2005 from $24,800 in 2004. Service revenue was $15.3 million in 2005, a 28% increase from $12.0 million in 2004, primarily due to more non-warranty-related service activities. Instrument revenue of $29.4 million in 2005 increased 1% over 2004. By segment, North America and International revenues increased 21% and 16%, respectively, versus 2004, paced by 24% growth in reagent and other revenue in both segments.

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

Special Charges

On September 21, 2005, we were notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693 by our previous generation BenchMark and DISCOVERY systems. SFAS No. 5, Accounting for Contingencies, requires that we record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, we recorded a liability of $5.0 million representing our estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require us to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

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

Income Taxes

Our provision for income taxes increased to $12.5 million in 2005 from $4.8 million in 2004. Our effective tax rate was 32.9% in fiscal 2005, compared to 18.5% in fiscal 2004. The increase in our effective tax rate in fiscal 2005 was primarily due to the tax provision being fully reflected at the applicable statutory tax rates, versus the 2004 expense being partially offset by the reversal of a previously established valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Cash and Cash Flow

At December 31, 2006, cash, cash equivalents, and investments totaled $101.3 million, up from $51.6 million at December 31, 2005. At December 31, 2006, total short-term and long-term debt was $3.1 million and represented approximately 1% of stockholders’ equity. At December 31, 2005, total debt was $3.1 million and represented approximately 2% of stockholders’ equity.

Net cash provided by operating activities was $44.1 million, $42.4 million, and $34.4 million for fiscal years 2006, 2005 and 2004, respectively. In 2006, the increase in cash provided by operating activities was primarily due to higher net income and increases in accounts payable and other liabilities, offset by $10.7 million in tax deductions in excess of recognized compensation costs reported as a financing cash flow in accordance with the provisions of SFAS No. 123R. Working capital uses of cash included increases in inventories primarily due to higher anticipated sales and new product introductions; and increases in accounts receivable primarily due to higher sales. Actual days’ sales outstanding increased to 60 days at December 31, 2006, from 58 days at December 31, 2005 due to customer mix.

Investing cash flows consist primarily of capital expenditures, the proceeds of investments sold and payment for investments acquired. Net cash used in investing activities in fiscal years 2006, 2005, and 2004 was $42.7 million, $34.6 million, and $17.8 million, respectively. The increase in cash used in investing activities in 2006 resulted from higher net purchases of available-for-sale securities. In September 2006, we paid approximately $47.5 million to purchase approximately 22.2 million shares of Vision stock, which remains in our investment portfolio at the end of 2006. This investment was sold on January 5, 2007 for approximately $64.3 million. Capital expenditures were $24.5 million, $18.1 million, and $12.9 million in fiscal years 2006, 2005 and 2004, respectively. The increase in capital expenditures reflects a higher investment in diagnostic instruments and other equipment. In 2006, we began a construction project that will add approximately 130,000-square-feet of owned space to our existing complex in Tucson, Arizona. We anticipate spending approximately $35.0 million over the next two years to complete this project.

Financing cash flows consist primarily of proceeds from the issuance of common stock through stock option and stock purchase plans, and repurchases of our common stock. Net cash provided by financing activities in 2006 was $12.1 million compared to net cash used in 2005 and 2004 of $22.8 million and $3.4 million, respectively. The increase in net cash provided by financing activities was due to lower repurchases of common stock in 2006 compared to 2005 and a change in presentation of the tax deductions in excess of recognized compensation costs as a financing cash flow in accordance with SFAS 123R. During 2006, we re-purchased 0.4 million shares of common stock for $14.1 million. At December 31, 2006, approximately 3.0 million shares remained available for repurchase under existing repurchase authorizations. Proceeds from the issuance of common stock were $16.0 million, $13.7 million, and $10.7 million in fiscal years 2006, 2005 and 2004, respectively. The increase in proceeds from the issuance of common stock is due to higher stock option exercise activity in 2006.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements for the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2006, we are not involved in any off-balance sheet arrangements.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2006, are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,916	$242	$511	$421	$742
Capital lease and other obligations	1,155	760	352	43	—
Operating lease obligations	3,491	1,882	1,332	277	—
Purchase obligations(1)	38,068	31,492	1,018	1,018	4,540

Total	$44,630	$34,376	$3,213	$1,759	$5,282

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction, but exclude agreements that are cancelable without penalty. Purchase obligations at the end of 2006 include $20.4 million of obligations specifically related to the expansion of the Company’s Tucson facilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, deferred taxes, legal contingencies, and patent capitalization. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are critical in the preparation of our consolidated financial statements. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements.

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

Revenue from instrument sales made by us directly to the end user is generally recognized upon installation. However, if the end user already has the identical instrument installed at the same location, we recognize the revenue from that sale upon shipment. Revenue from reagents is recognized upon shipment terms. Service contract revenue is deferred and recognized ratably over the period service is to be provided, which is typically one to three years. Out-of-warranty work is recognized as services are rendered.

A portion of our instrument revenue is from sales made to distributors under agreements that require them to assume responsibility for product installation without recourse to us. Revenue for instruments sold under these agreements is recognized upon shipment to the distributor when we assess their ability to pay for that sale. There are certain foreign distributors for which revenue is not recognized until the instrument is installed and accepted by the end user, thereby making the related payment probable.

Our shipping terms for North America and International is FOB Point of Distribution; therefore title passes to the customer upon shipment from Ventana.

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

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The financial statements included in this report do not reflect a valuation allowance on our deferred tax assets, because we believe it is “more likely than not” that our deferred tax assets will be recovered from future taxable income. Should we determine we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

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

Patent Capitalization

We capitalize costs associated with the filing of patent applications and/or asserting our rights under patents which we own. We have incurred material legal costs, some of which have been capitalized, thereby increasing the carrying value of associated patents. These capitalized costs are amortized on a straight-line basis over the lesser of seven years or the remaining life of the patent to which they relate and are reflected net of accumulated amortization as an intangible asset in our consolidated balance sheets. We believe the inherent value of the patents exceeds their carrying value. However, if the rights afforded us under the patents are not enforced, or if the patents do not provide the competitive advantages that we anticipated at the time of capitalization, we may have to record impairment charges to the patents, and such charges could be material.

Share Based Compensation

Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $6.9 million of total unrecognized compensation costs related to stock options at December 31, 2006 that are expected to be recognized over a weighted-average period of 2.2 years. See Note 13 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, we do not expect the adoption of FIN 48 to have a material effect on our financial position or operating results.

In September 2006, the FASB issued statement No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on our financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2006, $25.2 million of our cash equivalent investments are in money market accounts and overnight reverse repurchase agreements that are reflected as cash equivalents because all original maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our investment portfolio, consisting of fixed income securities and the common shares of Vision, was $69.5 million as of December 31, 2006. On January 5, 2007, we sold to Danaher Corporation 22.2 million shares of common stock that we held in Vision. We received approximately $64.3 million.

The fixed income securities are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2006, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates and our position in fixed income securities at December 31, 2006 is $3.9 million. Additionally, we have the ability to hold our fixed income investments until maturity, and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We have international operations and are thus subject to foreign currency rate fluctuations. A sizable portion of our revenue and capital spending is transacted in U.S. Dollars. However, we enter into these transactions in other currencies, such as the Euro, the British Pound Sterling, the Japanese Yen, and the Australian Dollar. To date, our exposure related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 10% from the rates at December 31, 2006, the effect on our financial position and results of operation would not be material. We have not entered into hedging transactions to limit this exposure.

We have $3.1 million in debt obligations at December 31, 2006. As such, our interest rate risk is limited with respect to existing debt.

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

Item 8.    Financial Statement and Supplementary Data

The Independent Registered Public Accounting Firm’s Report, Consolidated Financial Statements Notes to Consolidated Financial Statements and Financial Statement Schedules begin on page F-1.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to record, process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, the Chief Executive and Chief Financial Officers have concluded these controls and procedures are effective to ensure we are able to record, collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b) Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, management has concluded, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-2 hereof.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held May 23, 2007, and is incorporated herein by reference.

In complying with new regulations requiring the institution of policies and procedures, it has been the goal of our Board of Directors and senior leadership to do so in a way that does not inhibit or constrain our culture and that does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements. Our Corporate Governance Guidelines, our charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees and our Code of Conduct, covering all directors, officers, and employees, are available on our website, www.ventanamed.com. We post on our Web site amendments to or waivers from, our Code of Conduct.

Item 11.    Executive Compensation

The information required by Item 402 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held May 23, 2007, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held May 23, 2007, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Item 404 of Regulation S-K is included in the definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held May 23, 2007, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is included in the definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held May 23, 2007, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of Ventana Medical Systems, Inc. and Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, are in this Form 10-K.

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2006 is provided on page 37. All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

Exhibits

See Exhibits Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tucson, State of Arizona, on this 16th day of February 2007.

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

Pursuant to the Securities Exchange Act of 1934, the following persons in the capacities and on the date indicated have signed this report below.

Signature	Title	Date

/s/ CHRISTOPHER GLEESON Christopher Gleeson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2007

/s/ NICHOLAS MALDEN Nicholas Malden	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 16, 2007

/s/ THOMAS BROWN Thomas Brown	Director	February 16, 2007

/s/ ROD DAMMEYER Rod Dammeyer	Director	February 16, 2007

/s/ EDWARD GILES Edward Giles	Director	February 16, 2007

/s/ THOMAS GROGAN, M.D. Thomas Grogan, M.D.	Director	February 16, 2007

/s/ MARK MILLER Mark Miller	Director	February 16, 2007

/s/ JOHN PATIENCE John Patience	Director	February 16, 2007

/s/ JACK SCHULER Jack Schuler	Director	February 16, 2007

/s/ JAMES WEERSING James Weersing	Director	February 16, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

VENTANA MEDICAL SYSTEMS, INC.

		Additions
Description	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Charged (credited) to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended December 31, 2006
Deducted from asset accounts Allowance for doubtful accounts	$1,536	$213	$—	(1)	$33	(2)	$1,716

Year ended December 31, 2005
Deducted from asset accounts Allowance for doubtful accounts	$1,019	$473	$112	(1)	$68	(2)	$1,536

Year ended December 31, 2004
Deducted from asset accounts Allowance for doubtful accounts	$1,276	$—	$—	(1)	$257	(2)	$1,019

(1)	Charged (credited) to revenue
(2)	Uncollectible accounts written off, net of recoveries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ventana Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Ventana Medical Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the schedule listed in Item 15. These financial statements and schedule are the responsibility of Ventana Medical Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventana Medical Systems, Inc., at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, Ventana Medical Systems, Inc changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ventana Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Phoenix, Arizona

February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ventana Medical Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ventana Medical Systems, Inc., maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventana Medical Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ventana Medical Systems, Inc., maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ventana Medical Systems, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ventana Medical Systems, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Ventana Medical Systems, Inc., and the schedule listed in Item 15, and our report dated February 16, 2007, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Phoenix, Arizona

February 16, 2007

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,761	$17,519
Short-term investments	68,325	27,892
Trade accounts receivable, net of allowance for doubtful accounts of $1,716 and $1,536, respectively	47,455	38,170
Inventories, net	18,277	12,888
Deferred tax assets	2,502	7,969
Prepaids and other current assets	5,646	2,412

Total current assets	173,966	106,850
Property and equipment, net	65,405	54,195
Deferred tax assets, net of current portion	14,195	13,056
Long-term investments	1,187	6,209
Goodwill	2,804	2,804
Intangible assets, net	6,349	8,779
Capitalized software development costs, net	3,131	2,741
Other assets	1,593	1,898

Total assets	$268,630	$196,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,634	$10,660
Other current liabilities	36,487	30,954

Total current liabilities	52,121	41,614
Long-term debt	2,069	1,996
Other long-term liabilities	661	618

Commitments and Contingencies

Stockholders’ equity
Common stock—$.001 par value; 50,000 shares authorized, 37,490 and 36,226 shares issued and outstanding at December 31, 2006 and 2005, respectively	37	36
Additional paid-in-capital	234,149	199,580
Deferred stock-based compensation	—	(382)
Retained earnings	43,206	11,628
Accumulated other comprehensive income (loss)	10,252	(783)
Treasury stock—2,570 and 2,140 shares, at cost, at December 31, 2006 and 2005, respectively	(73,865)	(57,775)

Total stockholders’ equity	213,779	152,304

Total liabilities and stockholders’ equity	$268,630	$196,532

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Sales:
Reagents and other	$205,474	$169,739	$137,124
Instruments	32,749	29,393	28,978

	238,223	199,132	166,102
Cost of goods sold	58,117	49,832	41,297

Gross profit	180,106	149,300	124,805
Operating expenses:
Research and development	31,871	25,657	21,242
Selling, general, and administrative	100,729	79,491	74,306
Amortization of intangible assets	2,291	2,121	1,326
Special charges	—	5,000	1,758

Income from operations	45,215	37,031	26,173
Interest and other income (expense)	2,355	961	(45)

Income before taxes	47,570	37,992	26,128
Provision for income taxes	15,992	12,504	4,839

Net income	$31,578	$25,488	$21,289

Net income per common share:
—Basic	$0.92	$0.74	$0.63
—Diluted	$0.87	$0.69	$0.59
Shares used in computing net income per common share:
—Basic	34,324	34,349	33,610

—Diluted	36,210	36,761	35,908

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In-Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2004	33,417,028	$33	$154,379	$—	$(35,149)	$(171)	$(6,716)	$112,376
Net income	—	—	—	—	21,289	—	—	21,289
Net unrealized loss on available for sale securities	—	—	—	—	—	(84)	—	(84)
Translation adjustment	—	—	—	—	—	295	—	295

Comprehensive income	—	—	—	—	—	—	—	21,500
Tax benefit from exercise of stock options	—	—	10,430	—	—	—	—	10,430
Issuance of common stock	1,182,882	2	11,402	—	—	—	—	11,404
Repurchase of common stock	(688,248)	—	—	—	—	—	(14,560)	(14,560)

Balance at December 31, 2004	33,911,662	35	176,211	—	(13,860)	40	(21,276)	141,150
Net income	—	—	—	—	25,488	—	—	25,488
Net unrealized loss on available for sale securities	—	—	—	—	—	(24)	—	(24)
Translation adjustment	—	—	—	—	—	(799)	—	(799)

Comprehensive income	—	—	—	—	—	—	—	24,665
Tax benefit from exercise of stock options	—	—	9,064	—	—	—	—	9,064
Deferred compensation	—	—	441	(382)		—	—	59
Issuance of common stock	1,126,037	1	13,864	—	—	—	—	13,865
Repurchase of common stock	(951,007)	—	—	—	—	—	(36,499)	(36,499)

Balance at December 31, 2005	34,086,692	36	199,580	(382)	11,628	(783)	(57,775)	152,304
Net income	—	—	—	—	31,578	—	—	31,578
Net unrealized gain on available for sale securities, net of $7,329 tax	—	—	—	—	—	10,817	—	10,817
Translation adjustment	—	—	—	—	—	218	—	218

Comprehensive income	—	—	—	—	—	—	—	42,613
Tax benefit from exercise of stock options	—	—	11,965	—	—	—	—	11,965
Reclassification due to the adoption of SFAS 123R	—	—	(382)	382	—	—	—	—
Stock based compensation	—	—	4,973	—	—	—	—	4,973
Issuance of common stock	1,263,747	1	18,013	—	—	—	—	18,014
Repurchase of common stock	(430,343)	—	—	—	—	—	(16,090)	(16,090)

Balance at December 31, 2006	34,920,096	$37	$234,149	$—	$43,206	$10,252	$(73,865)	$213,779

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Net income	$31,578	$25,488	$21,289
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,544	13,676	8,492
Share-based compensation expense related to employee stock options and employee stock purchases	4,973	—	—
Deferred income taxes	(2,953)	(3,125)	(8,909)
Tax benefit from employee stock option plans	11,965	9,064	10,430
Non-cash litigation, intangibles and property and equipment charges	—	5,000	1,758
Amortization of deferred compensation	—	59	—
Excess tax benefits from share-based compensation	(10,691)	—	—
Change in operating assets and liabilities:
Accounts receivable	(9,285)	(4,878)	(5,894)
Inventory	(5,389)	(2,011)	(394)
Other assets	(2,498)	(955)	(1,878)
Accounts payable	3,960	(108)	(413)
Other liabilities	5,856	174	9,903

Net cash provided by operating activities	44,060	42,384	34,384
Cash flows from investing activities:
Purchase of property and equipment	(24,451)	(18,071)	(12,896)
Purchase of intangible assets	(916)	(3,453)	(4,598)
Purchases of investments	(189,601)	(59,712)	(23,647)
Proceeds from sale of investments	172,288	46,635	23,339

Net cash used in investing activities	(42,680)	(34,601)	(17,802)
Cash flows from financing activities:
Issuance of common stock	15,999	13,657	10,664
Purchases of common stock for treasury	(14,119)	(36,290)	(13,820)
Excess tax benefits from share-based compensation	10,691	—	—
Repayments of debt	(487)	(215)	(207)

Net cash provided by (used in) financing activities	12,084	(22,848)	(3,363)
Effect of exchange rate change on cash and cash equivalents	778	(770)	424

Net increase (decrease) in cash and cash equivalents	14,242	(15,835)	13,643
Cash and cash equivalents, beginning of period	17,519	33,354	19,711

Cash and cash equivalents, end of period	$31,761	$17,519	$33,354

Supplemental cash flow information:
Income taxes paid	$7,614	$1,994	$337
Interest paid	$112	$113	$116
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$1,971	$359	$740
Purchases of property and equipment	$1,011	$373	$27
Payments related to business and intangible acquisitions	$—	$350	$750

See accompanying notes.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.    Basis of Presentation

Ventana Medical Systems, Inc. (the Company) develops, manufactures, and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., Ventana Medical Systems. Pty. Ltd., and Wattle Ventures Pty. Ltd. All significant inter-company balances and transactions have been eliminated. The Company owns 100% of the outstanding stock of all of their subsidiaries.

2.    Subsequent Event

On January 5, 2007, pursuant to a tender offer, the Company sold to Danaher Corporation 22.2 million shares of common stock held in Vision Systems Ltd. (Vision). The entire purchase price of $64.3 million received by the Company was paid in cash. In addition to this payment, the Company received on January 5, 2007, approximately $3.5 million as a Break Fee to recover external advisory and financial costs, in addition to internal expenses associated with the Company’s agreement to purchase Vision, which was terminated by Vision. The Company will record the $18.5 million pre-tax profit from this transaction in other income during the first quarter 2007.

3.    Significant Accounting Policies

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

Short-Term and Long-Term Investments:    Short-term and long-term investments consist of corporate and various government agency debt securities and the common shares of Vision, a publicly traded Australian company (see Note 2). Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in interest and other income (expense). A decline in the market value of any available-for-sale security below cost and deemed to be other than temporary results in a reduction in fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

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

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

3.    Significant Accounting Policies (continued)

The Company sells its instruments and reagent products primarily to hospitals, medical clinics, reference laboratories, and universities and to resellers serving such entities. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary. Credit losses have been minimal to date. No single customer accounted for 5% or more of the Company’s 2006, 2005, or 2004 net sales.

Inventories:    Inventories, principally chemical, biological, instrument parts and finished instruments, are stated at the lower of cost (first-in first-out basis) or market. The Company writes down its inventory for estimated obsolescence, or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

Allowance for Doubtful Accounts:    The Company makes ongoing estimates relating to the collectibility of their accounts receivable and maintains a reserve for estimated losses resulting from the inability of their customers to make required payments. In determining the amount of the reserve, it considers their historical level of credit losses and makes judgments about customer creditworthiness, based on ongoing credit evaluations. Historically, losses from uncollectible accounts have not exceeded their reserves. Since they cannot predict future changes in the financial stability of their customers, actual future losses from uncollectible accounts may differ from their estimates. If the financial condition of the Company’s customers was to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determined a smaller, or larger reserve was appropriate, they would record a credit, or a charge to selling and administrative expense in the period in which the Company made such a determination.

Property and Equipment:    Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over estimated useful lives of three to twenty years. Depreciation expense for capital lease transactions is calculated using a straight-line method over the lesser of the term of the lease or useful life of the asset. Property and equipment include diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including cancelable reagent plans (RAPs), performance evaluation period programs (PEPs), and rentals. PEPs are placed with customers for evaluation periods of up to six months. The customer is required to purchase a minimum amount of reagents and at the end of the evaluation period must purchase, rent, or return the instrument. The manufacturing cost of demonstration, RAP, PEP, and rental instruments is amortized over a period of three to four years to cost of goods sold (RAPs and rentals) and selling, general, and administrative expenses (PEPs and demonstrations).

Goodwill:    Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. Goodwill is not amortized, but is subject to an annual impairment test. This test is conducted during the fourth quarter of the Company’s fiscal year and will be performed more frequently under certain circumstances. Impairment tests are performed with respect to goodwill at the segment level of reporting. The Company’s portfolio of products offered for sale are the same worldwide with all production and manufacturing performed in Tucson, Arizona. The Company has sales offices that are dependent upon North America operations, sell to the same type of customer, and use similar methods of distribution. As a result, the Company concluded there is one reporting segment which is engaged in the design, development, manufacturing and marketing of proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. As of December 31, 2006, there was no impairment related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

3.    Significant Accounting Policies (continued)

Intangible Assets:    Intangible assets consist primarily of patent application fees and defense costs, licenses, and supply agreements. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years.

Patent Capitalization:    The Company capitalizes costs associated with the filing of patent applications and asserting its rights under patents which it owns. The Company has incurred material legal costs, some of which have been capitalized, thereby increasing the carrying value of associated patents. The capitalized amounts for legal costs and patent application filings in fiscal 2006, 2005, and 2004 were $920, $3,293, and $2,598, respectively. These capitalized costs are amortized on a straight-line basis over the lesser of seven years, or the remaining life of the patent to which they relate, and are reflected net of accumulated amortization as an intangible asset in the Company’s Consolidated Balance Sheets. The Company’s policy is to evaluate these capitalized costs for impairment when events and circumstances indicate these assets might be impaired. In 2006, the Company charged $882 to expense based on its impairment assessment of patents. Management believes the remaining inherent value of the patents exceed their carrying value. If the rights afforded to the Company under the patents are not enforced, or if the undiscounted cash flows resulting from the patents do not exceed the net capitalized value of the associated intangible asset, the Company would record impairment charges to the patents, and such charges could be material.

Impairment of Long-Lived Assets:    Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment periodically and when events and circumstances indicate an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. If the Company determines through the impairment evaluation process that a long-lived asset has been impaired, the Company will record the impairment charge. As of December 31, 2006, there was no impairment charges related to long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

Capitalized software development costs and accumulated costs are as follows at December 31:

	2006	2005
Capitalized costs	$8,439	$6,934
Less accumulated amortization	5,308	4,193

	$3,131	$2,741

Amortization expense of capitalized software development costs were $1,115, $973, and $899 in 2006, 2005, and 2004, respectively.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

3.    Significant Accounting Policies (continued)

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

Foreign Currency Translations:    The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rates in effect at the balance sheet date. Income and expense items have been translated using the weighted-average rates of exchange prevailing during the year.

Inventories, property and equipment, and other non-monetary assets and liabilities are translated at approximate exchange rates prevailing when the Company acquired the assets or liabilities.

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

Revenue from instrument sales made directly to the end user is generally recognized upon installation. However, if the end user already has the identical instrument installed at the same location, revenue is recognized from that sale upon shipment.

A portion of the Company’s instrument revenue is from sales made to distributors under agreements that require them to assume responsibility for product installation without recourse to the Company. Revenue for instruments sold under these agreements is recognized upon shipment to the distributor and when the Company has affirmatively assessed their ability to pay for that sale. There are certain foreign distributors for which revenue is not recognized until the instrument is installed and accepted by the end user, thereby making the related payment assured.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

3.    Significant Accounting Policies (continued)

Revenue from reagents is recognized upon shipping terms. Service contract revenue is deferred and recognized ratably over the period service is to be provided, which is typically one to three years. Out-of-warranty work is recognized as services are rendered.

Provisions for estimated sales returns are established as a reduction of product sales revenue at the time revenues are recognized. These revenue reductions are established by the Company’s management using their best estimate at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are reflected as a direct reduction to accounts receivable through an allowance. The Company has not had significant product returns and is not contractually obligated to accept returns unless such returns are related to warranty provisions. The Company does not accept reagent product returns due to FDA regulations and does not offer volume rebates or provide price protection.

The Company’s Performance Evaluation Period (PEP) program is a formal agreement whereby a system is installed on the premises of a pre-qualified customer for the purpose of allowing the customer to evaluate the system’s functionality over an extended trial period. The customer agrees to purchase a starter kit at the time of installation and to purchase a minimum volume of reagents over the life of the trial period.

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

Product Warranty:    The Company generally sells products with a limited product quality warranty and a limited indemnification against intellectual property infringement claims. The accrual and the related expense for known issues were not significant as of and for the fiscal years presented. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Shipping Costs:    All costs of shipping products to customers are included in costs of sales.

Share-Based Compensation:    Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations (APB Opinion No. 25). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) Share Based Payment (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

3.    Significant Accounting Policies (continued)

SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on their financial position or operating results.

In September 2006, the FASB issued statement No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

4.    Investments

The Company’s short-term investments and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. At December 31, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term investments and long-term investments of $68,325 and $1,187, respectively. An exception to this policy was the Company’s investment in Vision that was made as part of a contemplated strategic acquisition and not as a general investment strategy. The following is a summary of available-for-sale securities as of December 31, 2006 and 2005:

	December 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable equity security—Vision Systems Limited	$47,509	$18,101	$—	$65,610
Federal agency bonds	1,993	—	(18)	1,975
Corporate commercial paper and bonds	1,906	—	(25)	1,881
Money market	46	—		46

	$51,454	$18,101	$(43)	$69,512

	December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Corporate commercial paper and bonds	$17,674	$3	$(64)	$17,613
Federal agency bonds	11,286	—	(75)	11,211
Money market	5,277	—	—	5,277

Federal agency bonds	$34,237	$3	$(139)	$34,101

During the year ended December 31, 2006, the Company incurred $24 in gross realized losses on sales of available-for-sale investments in debt securities. The following table shows the amortized cost and estimated fair value of the available-for-sale securities at December 31, 2006, by maturity. Expected maturities can differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. Contractual maturities of available-for-sale debt securities were as follows:

	December 31, 2006
	Cost	Estimated Fair Value
Due in one year or less	$2,740	$2,714
Due after one year and through five years	1,196	1,178
Due after five years	9	9

	$3,945	$3,901

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

4.    Investments (continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		Greater than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal agency	$—	$—	$1,975	$18
Corporate commercial paper and bonds	—	—	1,881	25

	$—	$—	$3,856	$43

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

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at December 31, 2006.

5.    Inventories

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials and work-in-process	$9,681	$6,441
Finished goods	8,596	6,447

	$18,277	$12,888

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

6.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Land	$6,327	$6,327
Diagnostic instruments	35,861	33,143
Buildings	25,487	24,447
Machinery and equipment	19,467	11,352
Computers and related equipment	15,531	11,251
Furniture and fixtures	3,894	3,182
Leasehold improvements	952	678

	107,519	90,380
Less accumulated depreciation	49,481	37,617
Projects in progress	7,367	1,432

	$65,405	$54,195

7.    Intangible Assets

Intangible assets consist of the following:

		December 31, 2006			December 31, 2005
Description	Weighted Average Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Patents	5.67	$7,060	$(2,793)	$4,267	$7,122	$(1,622)	$5,500
Licenses	5.79	3,603	(2,927)	676	3,779	(2,407)	1,372
Supply Agreement	5.00	2,500	(1,094)	1,406	2,500	(593)	1,907

		$13,163	$(6,814)	$6,349	$13,401	$(4,622)	$8,779

Amortization expense was $2,291, $2,121, and $1,326 for periods ending December 31, 2006, 2005, and 2004 respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be approximately $2,150 – 2007; $1,600 – 2008; $1,200 – 2009; $600 – 2010; and $500 – 2011.

8.    Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2006	2005
Employee compensation and benefits	$10,031	$7,305
Taxes payable	8,986	9,208
Current portion of deferred revenue	7,426	5,717
Legal contingencies	5,000	5,160
Current portion of deferred tax liability	1,380	—
Product warranty	1,355	1,027
Current portion of long-term debt	1,002	1,092
Other accrued liabilities	1,307	1,445

	$36,487	$30,954

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

9.    Long-term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
Note payable for European Facility, Euribor +1.25%, due April 2015	$1,916	$1,929
Equipment leases, various interest rates	475	494
Other obligation	680	665

	3,071	3,088
Less current portion	1,002	1,092

	$2,069	$1,996

The other obligation is a contingent payment with a maximum payout of $750 subject to annual adjustments based on future performance of certain products. At December 31, 2006 and 2005, the carrying amount of the obligation represents the present value of the expected contingent payment to be paid using an effective interest rate of 7%. The contingent payment is due September 2007 or earlier if called by the holder.

Future payments under the above debt are as follows at December 31, 2006:

2007	$1,002
2008	454
2009	410
2010	274
2011	190
Thereafter	741

$3,071

10.    Stock Transactions

On February 4, 2005, the Company announced a 2-for-1 stock split in the form of a stock dividend that occurred on March 14, 2005, to stockholders of record at the close of business on March 4, 2005. All share and per share data have been restated to reflect this stock split.

In May 2006, the Company’s Board of Directors approved the repurchase of another 2.0 million shares bringing the total number of shares authorized for repurchase to 5.5 million. During 2006, the Company repurchased 385 shares of their common stock for $14.1 million, excluding 46 shares of the Company’s common stock which were tendered by existing shareholders in association with employee stock option exercises. The repurchased shares were returned to the status of authorized, but un-issued shares. A total of 965, and 688 shares were repurchased under this program in 2005 and 2004, respectively not including shares acquired due to employee stock option exercises.

11.    Stock Purchase Plan

In April 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the 1996 Purchase Plan). A total of 1,244 shares of common stock have been issued under the 1996 Purchase Plan at prices ranging from $4.09 to $36.00 per share. The 1996 Purchase Plan allows eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock could have been

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

11.    Stock Purchase Plan (continued)

purchased under the 1996 Purchase Plan was equal to 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period, or 85% of the fair market value on the semi-annual purchase date. Beginning January 2005, the price at which stock may be purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the quarterly purchase date.

In May 2005, the stockholders authorized the 2005 Employee Stock Purchase Plan (the 2005 Purchase Plan) to replace the 1996 Purchase Plan in 2006. A total of 500 shares of common stock have been reserved for issuance under the 2005 Purchase Plan. A total of 68 shares of common stock have been issued under the 2005 Purchase Plan at prices ranging from $34.71 to $40.10 per share.

12.    Stock Option Plans

As of December 31, 2006, the Company had six active Stock Option Plans (the 1988 Stock Option Plan, the 1996 Stock Option Plan, the 1996 Director Stock Option Plan, the 1998 Non-statutory Stock Option Plan, the 2001 Outside Director Stock Option Plan and 2005 Equity Incentive Plan).

Under the Company’s 1988 Stock Option Plan (the 1988 Plan), up to 2,679 shares of common stock have been reserved for grant to employees and directors. In order to be incentive stock options (“ISO’s”), options must be granted at not less than 100% of fair market value of the Company’s stock on the date of grant. Options generally vest over a four-year period and expire five to ten years after the date of grant. However, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates. There are currently no shares of common stock available for grant under the 1988 Plan, and 98 options remain outstanding at prices ranging from $5.00 to $8.25 per share.

In April 1996, the Company’s Board of Directors authorized the 1996 Stock Option Plan (the 1996 Plan). A total of 4,435 shares of common stock have been reserved for issuance under the 1996 Plan. Options generally vest over four years (grants made prior to 1998), or five years (1998 and subsequent grants) and expire in ten years. In 2004, the Company granted fully vested options at escalating exercise prices. There are currently no shares of common stock available for grant under the 1996 Plan, and 1,829 options remain outstanding at prices ranging from $6.13 to $41.00 per share.

In June 1996, the Company adopted the 1996 Director Stock Option Plan (the Director Plan) and reserved a total of 500 shares of related common stock for issuance. Commencing with the Company’s 1997 annual meeting of stockholders, each non-employee director was to be granted a non-statutory option to purchase an amount of shares of the Company’s common stock equal to 10 shares multiplied by a fraction, the numerator of which was $7.50 per share and the denominator of which shall be the fair market value of one share of the Company’s common stock on the dates of grant. The exercise price of options granted under the Director Plan is equal to the fair market value of one share of the Company’s common stock on the dates of grant. Effective November 1998, the Director Plan was modified such that options are granted on a discretionary basis at fair value on the date of grant. The total shares issued under the prior and current version of the Director Plan are 500. Each option granted under the Director Plan vests on a cumulative monthly basis over a one-year period and has a 10-year term. The Director Plan terminated in June 2001 and was replaced by the 2001 Outside Director Stock Option Plan. 272 options remain outstanding at prices ranging from $5.06 to $13.69 per share.

In January 1999, the Company’s Board of Directors authorized the 1998 Non-statutory Stock Option Plan (the 1998 NSO Plan). In 2003, the Company increased the plan reserve by 1,000 shares for an aggregate total of

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

12.    Stock Option Plans (continued)

5,000 shares. The 1998 NSO Plan permits the award of stock options, restricted stock, stock appreciation rights, performance units, and performance shares. Under this plan, options can not be granted to the Company’s officers or directors. Options generally vest over five years and expire ten years after the date of grant; however, the Board of Directors, at its discretion, may decide the period over which options become exercisable and their expiration dates. In 2005, the Company granted fully vested options at escalating exercise prices. There are 525 shares of common stock available for grant under the 1998 NSO Plan, and 2,289 options remain outstanding at prices ranging from $8.09 to $54.22 per share.

In May 2001, the stockholders approved the adoption of the 2001 Outside Director Stock Option Plan (the 2001 Director Plan) and reserved a total of 1,000 shares of common stock for issuance to directors who are not also active full-time employees of the Company or another company in which Ventana has a 50% or more voting interest. In May 2005, the stockholders amended the 2001 Director Plan to permit the award of non-statutory stock options, restricted stock, stock appreciation rights, performance shares, and performance units. The exercise price of options granted under the 2001 Director Plan is equal to the fair market value of one share of the Company’s common stock on the date of grant. Each option granted under the 2001 Director Plan vests on a cumulative monthly basis over a one-year or three-year period and has a 10-year term. There are 218 shares of common stock available for grant under the 2001 Director Plan, and 731 options remain outstanding at prices ranging from $10.12 to $42.41 per share.

In May 2005, the stockholders approved the adoption of the 2005 Equity Incentive Plan (the 2005 Plan) and reserved a total of 2,515 shares of common stock for issuance to employees, directors and consultants. The 2005 Plan permits the award of stock options, restricted stock, stock appreciation rights, performance units, and performance shares. Each share of restricted stock granted under the 2005 Plan counts as 2 issued options for purposes of determining the number of shares of common stock available for grant. There are 2,318 shares of common stock available for grant under the 2005 Plan, and 167 options remain outstanding at prices ranging from $35.95 to $50.49 per share.

A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option in exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

On March 9, 1998, the Company’s Board of Directors approved the establishment of a rights plan. Pursuant to this plan, the Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company’s Common Stock for shareholders of record on May 8, 1998. Each right entitles stockholders to buy 1/500th of a share of the Company’s Series A Participating Preferred Stock at an exercise price of $42.50 per 1/500th of a share. The Rights become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company’s Common Stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company is entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company’s Common Stock. If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company’s

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

12.    Stock Option Plans (continued)

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

13.    Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in APB No. 25. Under APB No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.

The consolidated statements of operations for the year ended December 31, 2006 reflects share-based compensation cost of $4,973. Of this amount, the Company allocated $205; $1,042 and $3,726 to cost of goods sold; research and development; and selling, general and administrative expenses respectively based on the department to which the associated employee reported.

The total tax benefit recognized from share-based compensation arrangements for the year ended December 31, 2006 was $1,672. The Company’s income before taxes and net income for the year ended December 31, 2006, were reduced by $4,973 and $3,301, respectively, compared to the previous accounting method under APB 25. Net income per share, basic and diluted, were reduced by $0.10 and $0.09, respectively, for the year ended December 31, 2006, compared to the previous accounting method under APB No. 25.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $6,900 and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

13.    Share-Based Compensation (continued)

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $10,691 excess tax benefit classified as a financing cash inflow in the Company’s accompanying consolidated statements of cash flows for 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

	Outstanding Stock Options
	Shares Available for Options	Number of Options	Weighted Average Exercise Price Per Share
Balance at January 1, 2004	3,370	6,256	$10.22
Granted	(1,855)	1,855	28.26
Exercised	—	(989)	9.54
Canceled	196	(196)	12.37

Balance at December 31, 2004	1,711	6,926	$15.07
Authorized	2,000	—	—
Granted	(797)	797	45.98
Exercised	—	(962)	11.55
Canceled	73	(73)	20.24
Restricted share issuance under 2005 Plan	(22)	—	—

Balance at December 31, 2005	2,965	6,688	$19.21
Authorized	—	—	—
Granted	(43)	43	41.27
Exercised	—	(1,198)	12.99
Canceled	147	(147)	23.92
Restricted share issuance under 2005 and 1998 Plan	(8)	—	—

Balance at December 31, 2006	3,061	5,386	$20.64

A summary of stock option activity and related information is as follows:

	Stock Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic
Outstanding December 31, 2006	5,386	$20.64	5.7	$120,592
Vested or expected to vest at December 31, 2006	5,382	$20.63	5.7	$120,543
Exercisable at December 31, 2006	4,785	$20.52	5.5	$107,691

The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $37,064, $15,507 and $24,821, respectively.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

13.    Share-Based Compensation (continued)

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Years ended December 31,
	2006	2005	2004
Weighted average risk-free interest rate	4.6%	4.4%	3.0%
Expected life of options (years)	5.6	2.7	4.4
Expected stock volatility	55.0%	38.2%	58.8%
Expected dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. For 2006, the Company has relied on observations of both historical volatility trends and implied future volatility trends. For 2006 stock option grants, the Company utilized expected volatility based on the expected life of the option. Prior to 2006, the Company relied exclusively on historical volatility as an input for determining the estimated fair value of stock options. In determining the expected life of the option grants, the Company has considered the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates were U.S. treasury security rates for bonds matching the expected term of the option as of the option grant date. The Company does not anticipate paying a dividend and therefore no expected dividend yield was used.

The weighted average fair value of options granted for the years ended 2006, 2005, and 2004 was $16.71, $9.72 and $10.92 per share, respectively.

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (amounts in thousands, except per share amounts):

	Year Ended December 31
	2005	2004
Net income, as reported	$25,488	$21,289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2005 and 2004	(8,498)	(8,413)

Pro-forma net income	$16,990	$12,876

Net income per common share
Basic, as reported	$0.74	$0.63
Basic, pro-forma	$0.49	$0.38
Diluted, as reported	$0.69	$0.59
Diluted, pro-forma	$0.46	$0.36

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

13.    Share-Based Compensation (continued)

is expensed ratably over the service period of the employees receiving the grants. In 2006 and 2005, 6.4 and 11.0 shares of restricted stock, respectively, were granted to certain employees. No restricted shares were granted in 2004. Share-based compensation expense related to all restricted stock awards outstanding in 2006, 2005, and 2004 was approximately $164, $82 and $53, respectively. As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $456, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2004	20.0	$48.63
Granted	—	—
Vested	—	—
Forefeited	—	—

Nonvested at December 31, 2004	20.0	$48.63
Granted	11.0	40.13
Vested	(20.0)	(48.63)
Forefeited	—	—

Nonvested at December 31, 2005	11.0	$40.13
Granted	6.4	44.09
Vested	(1.2)	35.95
Forefeited	—	—

Nonvested at December 31, 2006	16.2	$42.01

The total fair value of restricted shares vested in 2006 and 2005 was $44 and $839, respectively. No restricted shares vested in 2004.

14.    Income Taxes

Income before taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Domestic	$37,710	$34,703	$25,350
Foreign	9,860	3,289	778

	$47,570	$37,992	$26,128

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

14.    Income Taxes (continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Current:
U.S. Federal	$5,407	$11,033	$104
State	1,221	2,485	87
Foreign	3,656	1,677	3,484

	10,284	15,195	3,675
Deferred:
U.S. Federal	6,278	(1,274)	2,574
State	155	(809)	311
Foreign	(725)	(608)	(1,721)

	5,708	(2,691)	1,164

Total	$15,992	$12,504	$4,839

Current income tax expense does not reflect benefit of $12.0 million, $9.1 million and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the exercise of employee stock options recorded directly to additional paid-in-capital in the Company’s consolidated financial statements.

A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2006	2005	2004
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	3.4	3.7	4.2
Research and development credits, net of reserve	(5.4)	(3.2)	(3.6)
Share-based compensation expense	0.8	—	—
Extraterritorial income exclusion	(0.2)	(0.7)	(1.6)
Domestic production deduction	(0.3)	(0.9)	—
Change in valuation allowance and other	0.3	(1.0)	(15.5)

Effective tax rate	33.6%	32.9%	18.5%

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

14.    Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets (liability) consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Capitalized research, reserves and accruals	$7,962	$8,356
Tax credit carry forwards	3,920	3,205
Intangibles	3,070	2,931
Foreign assets	2,673	3,074
Fixed assets	1,941	1,203
Deferred revenue	1,930	1,548
Stock-based compensation expense	812	—
Other	77	708

	22,385	21,025
Deferred tax liability:
Unrealized gain on foreign dividend	(7,068)	—

Net deferred tax assets	$15,317	$21,025

Netted by jurisdiction and reported as:
Current deferred tax assets	$2,502	$7,969
Current deferred tax liabilities	(1,380)	—
Non-current deferred tax assets	14,195	13,056

Net deferred tax assets	$15,317	$21,025

At December 31, 2006, the Company believed it was more likely than not that it would be able to realize its deferred tax assets through expected future taxable profits. Should the Company determine it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination is made.

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

At December 31, 2006, the Company had gross U.S. federal operating loss carry forwards of approximately $3,926. However, $2,944 will expire in 2010 due to Internal Revenue Code Section 382, whereby the Company’s use of its net operating loss carry forwards are limited as a result of cumulative changes in ownership of more than 50% over a three-year period. Future financings may cause additional changes in ownership and cause further limitations on the use of federal net operating loss carry forwards. At December 31, 2006, the Company had federal alternative minimum tax credit carry forwards of approximately $705 that do not expire.

The Company also has gross general business credits for U.S. federal and state income purposes of approximately $6,291 and $6,142 respectively. These carry forwards will begin to expire in 2024 and 2016, respectively if not previously utilized.

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

14.    Income Taxes (continued)

Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $4,893 at December 31, 2006. Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits. This would result in additional income tax expense beyond the computed expected provision in such periods.

The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company files a U.S. federal income tax return and such returns are still subject to audit for tax years 2003 to current and our net operating losses and general business tax credits are subject to adjustments from 1987 through 2006. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit.

The Company paid income taxes of approximately $7.6 million, $2.0 million and $0.3 million for fiscal years 2006, 2005 and 2004 respectively. This amount is lower than the recorded expense in these periods due to net operating loss carry forwards and general business credits utilization, in addition to employee stock option benefits recorded directly to additional paid-in-capital.

15.    Comprehensive Income

The components of other comprehensive income for December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Net income	$31,578	$25,488	$21,289
Net unrealized gains (losses) on available-for-sale securities	10,817	(24)	(84)
Net change in cumulative translation adjustment	218	(799)	295

	$42,613	$24,665	$21,500

The components of accumulated other comprehensive income (loss), net of tax, for December 31, 2006 and 2005 were as follows:

	2006	2005
Net unrealized gains (losses) on available-for-sale securities	$10,729	$(88)
Net change in cumulative translation adjustment	(477)	(695)

	$10,252	$(783)

16.    Commitments and Contingencies

Lease Commitments:

The Company leases office facilities and equipment under certain operating leases. Future minimum lease payments under operating leases at December 31, 2006, are as follows:

2007	$1,882
2008	884
2009	448
2010	250
2011	27

$3,491

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

16.    Commitments and Contingencies (continued)

Lease expense totaled $1,873, $1,568, and $1,498 for the years ended December 31, 2006, 2005, and 2004, respectively.

Litigation:

On September 21, 2005, the Company was notified that the Court of Appeals for the Federal Circuit had upheld a lower court’s 2003 finding of infringement by their previous generation BenchMark® and DISCOVERY® systems of certain of the claims of CytoLogix’ U.S. Patent Nos. 6,180,061 and 6,183,693. SFAS No. 5, Accounting for Contingencies, requires the Company to record a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As a result of this litigation, the Company recorded a liability of $5.0 million representing the Company’s estimate of liability after considering the range of possible litigation outcomes. It is possible that the ultimate resolution of this litigation could require the Company to pay an amount different from this accrual and such payments may have a material adverse effect on the results of operations or financial condition of any one interim or annual period.

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

International Taxes:

The Company is responsible for charging end customers certain taxes in numerous international jurisdictions. In the ordinary course of their business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, the Company may come under audit which could result in changes to their estimates. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in the Company recording a benefit or expense in the period a final determination was made.

17.    Benefit Plan

Effective January 1, 1993, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company from their date of hire. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan also permits the Company to make discretionary matching contributions. Beginning July 2002, the Company elected to make discretionary matching contributions to the Plan for all non-management employees. The Company contributed $793, $594, and $357 in matching contributions during 2006, 2005, and 2004, respectively.

18.    Operating Segment and Enterprise Data

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

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

18.    Operating Segment and Enterprise Data (continued)

The Company’s Chief Operating Decision Maker evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inventory transfers to foreign subsidiaries are made at standard cost plus the applicable transfer price markup. The North America operations include corporate activity (including all interest income) that benefits the Company as a whole. The following summary includes only net sales to unaffiliated customers. Net sales are attributed to segments based on the location from which the shipment to the customer was made; instruments, reagents and other are sold in each segment.

	Year ended December 31, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$171,042	$67,181	$—	$238,223
Depreciation and amortization expense	13,824	2,720	—	16,544
Segment profit	24,649	6,929	—	31,578
Property and equipment, net	58,056	7,349	—	65,405
Segment assets	243,563	41,926	(16,859)	268,630
Expenditures for long-lived assets	24,262	1,105	—	25,367

	Year ended December 31, 2005
	North America	International	Eliminations	Totals
Sales to external customers	$140,843	$58,289	$—	$199,132
Depreciation and amortization expense	11,288	2,388	—	13,676
Segment profit	22,730	2,758	—	25,488
Property and equipment, net	47,949	6,246	—	54,195
Segment assets	183,055	33,353	(19,876)	196,532
Expenditures for long-lived assets	19,091	2,433	—	21,524

	Year ended December 31, 2004
	North America	International	Eliminations	Totals
Sales to external customers	$116,034	$50,068	$—	$166,102
Depreciation and amortization expense	5,972	2,520	—	8,492
Segment profit (loss)	22,274	(985)	—	21,289
Property and equipment, net	42,485	5,194	—	47,679
Segment assets	164,692	34,913	(19,457)	180,148
Expenditures for long-lived assets	16,613	881	—	17,494

VENTANA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

19.    Net Income Per Common Share

The following table sets forth the components of the computation of 2006, 2005, and 2004 basic and diluted net income per common share:

	2006	2005	2004
Numerator:
Net income	$31,578	$25,488	$21,289

Denominator:
Basic:
Weighted average shares	34,324	34,349	33,610
Effect of dilutive securities:
Employee stock options	1,886	2,412	2,298

	36,210	36,761	35,908

Net income per common share:
Basic	$0.92	$0.74	$0.63
Diluted	$0.87	$0.69	$0.59

Weighted average common equivalent shares exclude the effect of antidilutive options. As of December 31, 2006, 2005, and 2004, the weighted average number of options that were antidilutive was 330, 275, and 28, respectively.

EXHIBITS

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation or Registrant	(1)
3.1.1	Certificate of Amendment to Certificate of Incorporation	(2)
3.2	Bylaws of Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
4.2	Preferred Share Rights Agreement, dated as of May 6, 1998 between the Company and Norwest Bank Minnesota, N.A., including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)
10.1	Form of Indemnification Agreement for directors and officers	(1)
10.2	1988 Stock Option Plan and forms of agreements thereunder	(1)
10.3	1996 Stock Option Plan and forms of agreements thereunder	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	1996 Directors Option Plan	(1)
10.6	1998 Nonstatutory Stock Option Plan and forms of agreements thereunder	(4), (5)
10.7	2001 Outside Director Stock Option Plan	(6)
10.8	2005 Equity Incentive Plan	(7)
10.8.1	2005 Equity Incentive Plan Agreement
10.8.2	2005 Equity Incentive Plan Agreement (Accelerated Vesting)
10.9	2005 Employee Stock Purchase Plan	(7)
10.10	2006 Bonus Program	(8)
10.11	Plan of Compensation for Outside Directors	(9)
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (on page 36 of 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed with the Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

(2)	Filed with Form 10-Q (Commission No. 000-20931), filed with the SEC on July 26, 2005.

(3)	Filed with the Registration Statement on Form 8-A12G on June 9, 1998.

(4)	Form of agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-92883), filed with the Commission on December 16, 1999.

(5)	Form of 1998 Nonstatutory Stock Option Plan, as amended, agreements filed with the Registration Statement on Form S-8 (Commission File No. 333-105976), filed with the Commission on June 10, 2003.

(6)	Filed with the Registration Statement on Form S-8 (Commission File No. 333-69658), filed with the Commission on September 19, 2001.

(7)	Filed with the Definitive Proxy Statement on Schedule 14A (Commission File No. 000-20931) on March 31, 2005.

(8)	Filed with the Current Report on Form 8-K (Commission File No. 000-20931), filed with the SEC on April 11, 2006.

(9)	Filed with the Current Report on Form 8-K (Commission File No. 000-20931), filed with the SEC on November 3, 2006.