Form 10-Q
period 2007-03-31
VENTANA MEDICAL SYSTEMS INC
filed 2007-04-30
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission File Number: 000-20931

Ventana Medical Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2976937
(State of Incorporation)	(I.R.S. employer Identification No.)

1910 E. Innovation Park Drive Tucson, AZ	85755
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 887-2155

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No N

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check One):

Large Accelerated Filer  ☒             Accelerated Filer  ☐             Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐     No  ☒

The number of shares of common stock outstanding at April 26, 2007 was 37,683,024.

Ventana Medical Systems, Inc.

Ventana Medical Systems, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

Item 1. Financial Statements

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,949	$31,761
Short-term investments	21,861	68,325
Trade accounts receivable, net of allowance for doubtful accounts of $1,721 and $1,716, respectively	46,845	47,455
Inventories, net	20,420	18,277
Deferred tax assets	10,566	2,502
Prepaids and other current assets	3,344	5,646

Total current assets	139,985	173,966
Property and equipment, net	70,110	65,405
Deferred tax assets, net of current portion	9,401	14,195
Long-term investments	—	1,187
Goodwill	2,804	2,804
Intangible assets, net	5,879	6,349
Capitalized software development costs, net	3,262	3,131
Other assets	1,555	1,593

Total assets	$232,996	$268,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,482	$15,634
Other current liabilities	39,097	36,487

Total current liabilities	58,579	52,121
Long-term debt	1,977	2,069
Other long-term liabilities	4,382	661

Commitments and Contingencies

Stockholders’ equity
Common stock—$.001 par value; 100,000 shares authorized, 37,610 and 37,490 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	38	37
Additional paid-in-capital	237,748	234,149
Retained earnings	59,917	43,206
Accumulated other comprehensive (loss) income	(248)	10,252
Treasury stock—3,942 and 2,570 shares, at cost, at March 31, 2007 and December 31, 2006, respectively	(129,397)	(73,865)

Total stockholders’ equity	168,058	213,779

Total liabilities and stockholders’ equity	$232,996	$268,630

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Sales:
Reagents and other	$58,458	$47,174
Instruments	5,977	6,913

Total net sales	64,435	54,087
Cost of goods sold	15,581	13,304

Gross profit	48,854	40,783
Operating expenses:
Research and development	9,403	7,359
Selling, general and administrative	30,711	24,982
Amortization of intangible assets	603	631

Income from operations	8,137	7,811
Interest and other income	19,865	426

Income before taxes	28,002	8,237
Provision for income taxes	9,997	3,214

Net income	$18,005	$5,023

Net income per common share:
—Basic	$0.52	$0.15

—Diluted	$0.50	$0.14

Shares used in computing net income per common share:
—Basic	34,673	33,995

—Diluted	36,342	35,961

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$18,005	$5,023
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,701	3,803
Share-based compensation expense related to employee stock options and employee stock purchases	1,306	1,377
Deferred income taxes	5,262	(381)
Tax benefit from employee stock option plans	696	1,346
Excess tax benefits from share-based compensation	(261)	(1,329)
Change in operating assets and liabilities:
Accounts receivable	610	(579)
Inventory	(2,143)	(501)
Other assets	2,208	(420)
Accounts payable	(3,940)	2,837
Other liabilities	3,887	(1)

Net cash provided by operating activities	30,331	11,175
Cash flows from investing activities:
Purchase of property and equipment	(6,360)	(4,438)
Purchase of intangible assets	(62)	(295)
Purchases of short-term investments	(127,699)	(34,811)
Proceeds from sale of short-term investments	157,303	34,362

Net cash provided by (used in) investing activities	23,182	(5,182)
Cash flows from financing activities:
Issuance of common stock	1,517	2,484
Purchases of common stock for treasury	(50,257)	(13,394)
Excess tax benefits from share-based compensation	261	1,329
Repayments of debt	(130)	(53)

Net cash used in financing activities	(48,609)	(9,634)
Effect of exchange rate change on cash and cash equivalents	284	23

Net increase (decrease) in cash and cash equivalents	5,188	(3,618)
Cash and cash equivalents, beginning of period	31,761	17,519

Cash and cash equivalents, end of period	$36,949	$13,901

Supplemental cash flow information:
Income taxes paid	$142	$1,438
Interest paid	$34	$15
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$5,275	$—
Purchases of property and equipment	$2,442	$—

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1. Basis of Presentation

Ventana Medical Systems, Inc. (“Ventana” or the "Company") develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, Japan K.K., Ventana Medical Systems Pty. Ltd., and Wattle Ventures Pty. Ltd. All significant inter-company balances and transactions have been eliminated. The Company owns 100% of the outstanding stock of all of its subsidiaries.

The accompanying interim condensed consolidated financial statements of Ventana have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position.

3. Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. At March 31, 2007, the Company has recorded the estimated fair value in available-for-sale securities for short-term investments of $21,861. The following is a summary of available-for-sale securities as of March 31, 2007:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Corporate commercial paper and bonds	$17,211	$2	$(20)	$17,193
Money market	2,683	—	—	2,683
Federal agency	1,996	—	(11)	1,985

	$21,890	$2	$(31)	$21,861

During the three months ended March 31, 2007, the Company realized $17.8 million in net gains on sales of available-for-sale securities, including the Company’s sale of its vision shares. Contractual maturities of all available-for-sale debt securities at March 31, 2007 were one year or less. Expected maturities can differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007:

	Less Than 12 Months		Greater than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal agency	$—	$—	$1,985	$11
Corporate commercial paper and bonds	2,501	—	1,879	20

	$2,501	$—	$3,864	$31

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

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The unrealized losses on the Company’s investment in corporate commercial paper and bonds were caused primarily by interest rate increases. Generally, the investments are in corporations with an average credit rating of Aa2 and consequently the Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at March 31, 2007.

4. Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw material and work-in-process	$9,658	$9,681
Finished goods	10,762	8,596

	$20,420	$18,277

5. Stock Repurchase

During the first quarter of 2007, the Company repurchased 1,372 shares of its common stock for $55.5 million, of which $5.3 million was unpaid at the end of March 31, 2007. The repurchased shares were returned to the status of authorized, but un-issued shares.

6. Share-Based Compensation

At March 31, 2007, the Company had six active share-based employee compensation plans pursuant to which stock options, restricted stock units (RSUs), and restricted stock have been issued to employees. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from zero to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). RSUs provide for the issuance of shares of the Company’s common stock at no cost to the holder and vest over a five year period. Prior to vesting, RSUs do not have dividend equivalent rights or voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued as of the date the RSUs vest. To cover the exercise of vested options, the vesting of RSUs and the issuance of restricted stock awards, the Company generally issues new shares from its authorized, but un-issued share pool.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton (Black-Scholes) option pricing model. The following are the weighted average assumptions used in the Black-Scholes model to value options during the three months ended March 31, 2007:

Risk-free interest rate	4.5%
Expected life of option	5.3
Expected stock volatility	34.0
Expected dividend yield	0%

The weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $15.52 and $19.73, respectively.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The Company recognized pre-tax share-based compensation of $1,306 and reduced net income by $900 for the three months ended March 31, 2007. As a result, basic and diluted earnings per share were reduced by $0.02 each.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was approximately $17,300 and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years.

A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	5,386	$20.64
Granted	760	40.32
Exercised	(100)	9.34
Canceled	(24)	23.40

Balance at March 31, 2007	6,022	$23.30

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2007	6,022	$23.30	6.0	$112,012
Vested or expected to vest at March 31, 2007	6,021	$23.30	6.0	$112,010
Exercisable at March 31, 2007	4,800	$20.67	5.3	$101,891

The intrinsic value of options exercised during the three months ended March 31, 2007 was $3,190.

The Company also grants restricted stock and RSUs to certain employees. These awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended March 31, 2007, 12.5 RSUs were granted to certain employees. Share-based compensation expense related to all restricted stock and RSUs awards outstanding during the three months ended March 31, 2007 and 2006 was approximately $32 and $26, respectively. As of March 31, 2007, the total amount of unrecognized compensation cost related to nonvested stock awards was approximately $850, which is expected to be recognized over a weighted-average period of approximately 4.1 years.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

A summary of restricted stock and RSUs activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	16.2	$42.01
Granted	12.5	40.90
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	28.7	$41.61

No shares vested during the three months ended March 31, 2007. The total fair value of restricted shares vested during the three months ended March 31, 2006 was $44.

7. Provision for Income Taxes

The Company’s effective tax rates for the first quarter of 2007 and 2006 were approximately 36% and 39%, respectively. The lower tax rate in 2007 is primarily due to the U.S. Federal research tax credit being signed into law on December 20, 2006.

The Company adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

The amount of unrecognized tax benefit after the FIN 48 adjustment was of $9.9 million excluding accrued interest and penalties. If recognized, the effective tax rate would be affected by the $9.9 million unrecognized tax benefit amount and interest and penalties. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company has an accrual of $0.5 million and $0.8 million for the potential payment of interest and penalties, respectively. Interest and penalties recorded during the quarter ended March 31, 2007 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for 1990 and forward are subject to examination by the U.S. and Arizona tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The range of tax years 2000-2006 remain open in the foreign jurisdictions in which the Company does business. Upon audit, it is reasonably possible that the amounts of unrecognized tax benefits could change.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

8. Comprehensive Income

The components of comprehensive income, net of tax, for the three months ending March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$18,005	$5,023
Change in unrealized losses on available for sale securities	(10,746)	(6)
Net change in cumulative translation adjustment	246	(9)

	$7,505	$5,008

The change in unrealized losses for the three months ended March 31, 2007 was due to the Company’s sale of its Vision shares resulting in the recognition of a previously unrealized gain at the end of December 31, 2006.

The components of accumulated other comprehensive loss, net of tax, for the three months ending March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net unrealized losses on available for sale securities	$(17)	$(94)
Cumulative translation adjustment	(231)	(704)

	$(248)	$(798)

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

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

10. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, the United Kingdom, Japan and Australia). Segment information for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31, 2007
	North America	International	Elimina- tions	Totals
Sales to external customers	$45,869	$18,566	$—	$64,435
Depreciation and amortization expense	4,000	701	—	4,701
Segment profit Property and equipment, net Segment assets Expenditures for long-lived assets	6,249 62,267 214,248 6,004	11,756 7,843 49,779 418	— — (31,031 —)	18,005 70,110 232,996 6,422

	Three months ended March 31, 2006
	North America	International	Elimina- tions	Totals
Sales to external customers	$39,000	$15,087	$—	$54,087
Depreciation and amortization expense	3,328	475	—	3,803
Segment profit Property and equipment, net Segment assets Expenditures for long-lived assets	4,605 49,017 182,403 4,509	418 6,445 34,878 224	— — (20,750 —)	5,023 55,462 196,531 4,733

11. Vision Systems Ltd. Transaction

On January 5, 2007, pursuant to a tender offer, the Company sold to Danaher Corporation 22.2 million shares of common stock held in Vision Systems ltd. (Vision). The entire purchase price of $64.3 million received by the Company was paid in cash and resulted in a $16.8 million gain. In addition to this payment, the Company received on January 5, 2007, a $2.4 million Break Fee, net of related external advisory and other expenses. The Company recorded $19.2 million pre-tax profit from this transaction in other income or $12.3 million in net income ($0.34 per diluted share) during the first quarter 2007.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K, including under the heading “Item 1A Risk Factors” in our Form 10-K for the year ended December 31, 2006. The risks included there, however, are not exhaustive. Other sections of this report and our Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risk and uncertainties, investors should not place reliance on forward-looking statements as a prediction of actual results.

Results of Operations

Total Net Sales

Net sales for the three months ended March 31, 2007 increased 19% compared to the same period in 2006 to $64.4 million from $54.1 million due to a 24% increase in reagents and other sales. The growth in reagent and other sales was driven primarily by a 10% increase in the average reagent annuity per installed instrument to $30,500 from $27,800 in 2006 driven by the fact that our BenchMark XT/LT series of instruments have a significantly higher reagent annuity than our older systems.

By geographic segment, total sales increased in the first quarter of 2007 over 2006 by 18% in North America ($45.9 million versus $39.0 million) and 23% internationally ($18.6 million versus $15.1 million) due to the reasons mentioned above.

Ventana Medical Systems, Inc.

Management’s Discussion and Analysis of Financial Condition and Analysis

Gross Profit

Gross profit for the three months ended March 31, 2007 increased to $48.9 million from $40.8 million for the same period in 2006. The Company’s gross profit for the quarter ended March 31, 2007 increased to 75.8% from 75.4% for the same period in 2006, primarily due to the higher mix of reagent and other sales, which have a higher gross profit than instruments.

Research and Development

Research and development spending for the three months ended March 31, 2007 increased to $9.4 million from $7.4 million for the same period in 2006. The increase is primarily attributable to our continued new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended March 31, 2007 increased to $30.7 million from $25.0 million for the same period in 2006. The increase is primarily attributable to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continued to invest in further establishing our intellectual property position and defending ourselves in litigation matters. SG&A expense as a percentage of sales increased to 48% for the three months ended March 31, 2007 from 46% for the same period in 2006.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2007 remained constant at $0.6 million. Estimated amortization expense for intangible assets as of March 31, 2007 for each of the five succeeding fiscal years is as follows: 2007: $2.1 million, 2008: $1.8 million, 2009: $1.7 million, 2010: $0.5 million, and 2011: $0.2 million.

Interest and Other Income

Interest and other income of $19.9 million for the three months ended March 31, 2007 increased from $0.4 million for the three months ended March 31, 2006. The increase is due to the $16.8 million gain realized on the sale of shares of common stock held in Vision Systems Ltd. and a related $2.4 million Break Fee, net of related external advisory and other expenses associated with the Company’s agreement to purchase Vision, which was terminated by Vision.

Provision for Income Taxes

Income tax expense increased to $10.0 million, or 36% of pretax income, for the three months ended March 31, 2007, from $3.2 million, or 39% of pretax income, in the same period of the prior year. The decreased effective tax rate in 2007 is primarily attributable to the phasing of the United States research tax credit into law during December 2006 which had expired and was not available during the three months ended March 31, 2006.

We adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1.3 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

The amount of unrecognized tax benefit after the FIN 48 adjustment was of $9.9 million excluding accrued interest and penalties. If recognized, the effective tax rate would be affected by the $9.9 million unrecognized tax benefit amount and interest and penalties. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, we have an accrual of $0.5 million and $0.8 million for the potential payment of interest and penalties, respectively. Interest and penalties recorded during the quarter ended March 31, 2007 were not considered significant.

We are subject to periodic audits by domestic and foreign tax authorities. Our tax years for 1990 and forward are subject to examination by the U.S. and Arizona tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The range of tax years 2000-2006 remain open in the foreign jurisdictions in which we do business. Upon audit, it is reasonably possible that the amounts of unrecognized tax benefits could change.

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

As of April 30, 2007, there have been no material changes to any of the critical accounting policies, with the exception of the adoption of FIN 48, described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2007.

Liquidity and Capital Resources

Cash and cash equivalents was $36.9 million at March 31, 2007. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $30.3 million and $11.2 million for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by operating activities exceeded net income in the first quarter of 2007 primarily due to the effect of depreciation, a decrease in deferred income taxes and increases in operating liabilities.

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase investments. Net cash provided by investing activities for the three months ended March 31, 2007 was $23.2 million compared to net cash used in investing activities for the three months ended March 31, 2006 of $5.2 million. The increase in cash provided by investing activities in the first quarter of fiscal 2007 resulted primarily from our disposition of 22.2 million shares of common stock held in Vision Systems Ltd. This disposition, which occurred in January 2007, resulted in gross cash proceeds to the Company of $64.3 million. A portion of the proceeds were re-invested in short-term investments and used to fund the purchases of common stock for treasury. At March 31, 2007, we have $21.9 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these investments as available-for-sale.

Net cash used in financing activities for the three months ended March 31, 2007 was $48.6 million, consisting of $50.3 million in stock repurchases, offset by proceeds from the sale of common stock in connection with the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2006 was $9.6 million, consisting of $13.4 million in stock repurchases, offset by proceeds from the exercise of stock options and excess tax benefits associated with these exercises.

We believe that our cash flow from operations together with our current cash on hand will be sufficient to fund our projected capital requirements through 2007. In the event that additional capital is required, we will first access our short-term investments. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

Ventana Medical Systems, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business we are subject to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Ventana Medical Systems, Inc.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Ventana Medical Systems, Inc.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1. In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). CytoLogix alleges the manufacture, use, and sale of our BENCHMARK XT slide staining system infringes the ‘261 patent. In December 2005, CytoLogix moved to file an Amended Complaint adding allegations of infringement of U.S. Patent No. 6,783,733. The Court allowed the motion in February 2006. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. CytoLogix filed a Motion for Summary Judgment of Infringement of the ‘261 patent. In June 2006, the Court denied CytoLogix’motion. In July 2006, the Court denied Cytologix Motion for Reconsideration of the Court’s June 2006 decision. Discovery is ongoing.

CYTOLOGIX v. VENTANA, Civil Action No. 00-12231 REK, was filed in October 2000 in the U.S. District Court, Eastern District of Massachusetts. The complaint alleges, under state-law based unfair competition law, Ventana misappropriated CytoLogix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY and BENCHMARK instruments. CytoLogix seeks assignment of our patent applications relating to individual slide heating claiming the idea, multiple damages (unspecified amount), and an injunction against our further sales of DISCOVERY and BENCHMARK instruments. In February 2002, CytoLogix amended its complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. This matter was consolidated with CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK for purposes of discovery and trial.

CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges we infringed CytoLogix’s patent No. 6,180,061, titled “Moving Platform Slide Stainer with Heating Elements”, and the Complaint was later amended to add U.S. Patent No. 6,183,693, issued in February 2001, titled “Random Access Slide Stainer with Independent Slide Heating Regulation”, both assigned to CytoLogix. CytoLogix seeks treble damages for willful infringement (unspecified amount), and an injunction against our further manufacture and sale of DISCOVERY and BENCHMARK instruments.

At the December 2003 conclusion of the trial on the issues of patent infringement and trade secret misappropriation, the jury found Ventana liable for infringement in the two patent cases (no willful infringement). On the trade secret issue, the jury determined we had not misappropriated any trade secrets. A permanent injunction was entered by the Court in April 2004, which prohibits us from making and selling the DISCOVERY/BENCHMARK systems but does not prohibit their continued use by customers and will not prohibit us from servicing the instruments or supplying reagents to customers. In May 2004, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (“CAFC”), on the patent infringement claims. The CAFC rendered its decision in September 2005 upholding the infringement finding on most of the claims of the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings.

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings—(continued)

In July 2006, on a summary judgment motion brought by Ventana, the Court dismissed the state unfair competition and Lanham Act claims but not the Sherman Act claims of monopolization and attempted monopolization. Trial has been scheduled to commence July 2007. The Company has accrued a liability of $5.0 million for potential patent infringement damages.

VISION BIOSYSTEMS, LTD. v. VENTANA, Civil Action No. 03 CV 10391-GAO was filed in March 2003, in the U.S. District Court, Eastern District of Massachusetts. We were served with a Summons and Complaint by Vision BioSystems (Vision) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 and 6,352,861, both owned by us. In September 2004, the Judge denied Vision’s motion for Summary Judgment and ruled in favor of our cross-motion for Summary Judgment that Vision’s BOND system infringes claims 1 and 5 of the ‘861 patent. The Court also dismissed the ‘439 patent from the case. Trial on the issues of patent invalidity and damages remain. This matter was consolidated with VENTANA v. VISION BIOSYSTEMS, LTD, Civil Action No. 05-10614. Following the BioGenex claim construction ruling (see Ventana v. BioGenex, below) and entry of Judgment in that matter in October 2005, we filed a Notice of Appeal to the CAFC. Vision filed a motion for Summary Judgment of Non-Infringement based upon collateral estoppel in both cases. We have filed our opposition. The matter has been taken off the trial calendar and stayed pending the CAFC’s ruling on the BioGenex appeal. In December 2006, the CAFC rendered its decision, overturning the claim construction of the district court in the Ventana v. BioGenex case. This case is scheduled for trial November in 2007.

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. This matter was consolidated with VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO for trial (see above). The matter was also taken off the trial calendar and stayed pending the CAFC’s ruling in the BioGenex appeal. The case is scheduled for trial November in 2007.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This Complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM ® HPV Family 16 and Family 6 probe products. In November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and us. In May 2004, the Court ordered arbitration to proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. The arbitration before the International Centre for Dispute Resolution (“ICDR”) was conducted in March 2006 and post-hearing briefs were filed by the parties in April 2006. In July 2006, the ICDR rendered a Final Award, ruling that Beckman had the right to assign both the Cross-License (“CLA”) and Sublicense (SLA”) Agreements to Ventana; the transaction as a whole (i.e.,

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings—(continued)

the inclusion of the Letter Agreement in the Asset Purchase Agreement) violates the prohibition in the CLA against further sublicensing; and that the CLA prevents the sale of cell paste. Upon motion of Beckman and Digene, the Delaware District Court confirmed the Award. In addition, the Court removed the Stay and the action has resumed in the Court. In August 2006 Digene moved for a Preliminary Injunction against Ventana. Ventana’s filed its Opposition in October 2006 along with a Motion to Dismiss another claim. In September 2006, Beckman moved to dismiss the case against it. These motions were heard February 2007. Trial is expected in the fall of 2007.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. In June 2004, BioGenex moved to amend its Complaint adding allegations that we also infringe U.S. Patent No. 6,632,598 and has also filed an action for Contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of Non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. In October 2005, the Court denied entry of an order to show cause on the Contempt claim, dismissing the Contempt action. The Court did note however, that the ‘787 infringement action remains. BioGenex has appealed the Court’s ruling. The appeal was scheduled to be heard in November 2006, but taken off the calendar. A status conference in the district court matter is scheduled for May 2007.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C05 00860 WDB, was filed in March 2005, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges that Ventana infringes U.S. Patent No. 6,632,598 held by BioGenex. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. The matter has been joined with BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF (see above). We filed a Motion to Dismiss the case with respect to the ‘452 patent. The motion was heard in July 2005 and at the case management conference in August 2005, the Court dismissed the ‘452 claim. BioGenex infringement disclosures on the ‘598 were submitted in early September 2005 and we have filed a Summary Judgment of Non-infringement. The Summary Judgment motion was heard in early 2006. In August 2006, the Court denied the Summary Judgment motion, but did grant Ventana its

Ventana Medical Systems, Inc.

Item 1. Legal Proceedings—(continued)

attorney’s fees and expenses in connection with litigating the Motion. A status conference in the district court matter is scheduled for May 2007.

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

Ventana Medical Systems, Inc.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Ventana Medical Systems, Inc.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the first quarter of 2007, we repurchased 1,372,470 shares of our common stock for $55.5 million. The repurchased shares were returned to the status of authorized, but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the First Quarter 2007

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
January 1–January 31, 2007	—	—	—	2,992,880
February 1–February 28, 2007	339,500	$41.11	339,500	2,653,380
March 1–March 31, 2007	1,032,970	$40.20	1,032,970	1,620,410

Total	1,372,470		1,372,470

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation of Registrant	(1)

3.2	Bylaws of Registrant	(1)

4.1	Specimen Common Stock Certificate	(1)

10.12	Nicholas Malden Voluntary Separation Agreement and Release*

10.13	Larry Mehren Offer Letter*

10.14	Tim Johnson Separation Agreement*

31.1	Rule 13a – 14(a)/15d – 14(a) of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Includes a management contract or compensation plan.

(1)	Incorporated by reference from our Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: April 30, 2007	By:	/s/ Nicholas Malden
Nicholas Malden Senior Vice President, Chief Financial Officer and Secretary