Form 10-Q
period 2007-06-30
VENTANA MEDICAL SYSTEMS INC
filed 2007-07-20
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Class	Outstanding as of June 30, 2007
Common stock, $0.001 par value	34,015,886

Ventana Medical Systems, Inc.

Item 1.	Financial Statements

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,007	$31,761
Short-term investments	36,859	68,325
Trade accounts receivable, net of allowance for doubtful accounts of $1,741 and $1,716, respectively	52,015	47,455
Inventories, net	22,530	18,277
Deferred tax assets	10,481	2,502
Prepaids and other current assets	3,599	5,646

Total current assets	150,491	173,966
Property and equipment, net	79,173	65,405
Deferred tax assets, net of current portion	13,133	14,195
Long-term investments	—	1,187
Goodwill	2,804	2,804
Intangible assets, net	5,840	6,349
Capitalized software development costs, net	3,465	3,131
Other assets	1,357	1,593

Total assets	$256,263	$268,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,878	$15,634
Other current liabilities	41,617	36,487

Total current liabilities	65,495	52,121
Long-term debt	1,924	2,069
Other long-term liabilities	4,423	661
Commitments and Contingencies
Stockholders’ equity
Common stock—$.001 par value; 100,000 shares authorized, 38,018 and 37,490 shares issued at June 30, 2007 and December 31, 2006, respectively	38	37
Additional paid-in-capital	249,571	234,149
Retained earnings	66,919	43,206
Accumulated other comprehensive (loss) income	(116)	10,252
Treasury stock—4,002 and 2,570 shares, at cost, at June 30, 2007 and December 31, 2006, respectively	(131,991)	(73,865)

Total stockholders’ equity	184,421	213,779

Total liabilities and stockholders’ equity	$256,263	$268,630

The number of shares of common stock issued and outstanding at June 30, 2007 and December 31, 2006 was 34,016 and 34,920, respectively

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales:
Reagents and other	$63,123	$51,815	$121,581	$98,989
Instruments	8,628	7,241	14,605	14,154

Total net sales	71,751	59,056	136,186	113,143
Cost of goods sold	17,728	13,864	33,309	27,168

Gross profit	54,023	45,192	102,877	85,975
Operating expenses:
Research and development	10,447	8,463	19,850	15,822
Selling, general and administrative	31,533	25,960	62,244	50,942
Amortization of intangible assets	575	611	1,178	1,242
Special charges	1,071	—	1,071	—

Income from operations	10,397	10,158	18,534	17,969
Interest and other income	425	1,131	20,290	1,557

Income before taxes	10,822	11,289	38,824	19,526
Provision for income taxes	3,820	4,067	13,817	7,281

Net income	$7,002	$7,222	$25,007	$12,245

Net income per common share:
—Basic	$0.21	$0.21	$0.73	$0.36

—Diluted	$0.20	$0.20	$0.70	$0.34

Shares used in computing net income per common share:
—Basic	33,794	34,209	34,222	34,091

—Diluted	35,581	36,184	35,934	36,026

Ventana Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net income	$25,007	$12,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,609	8,112
Share-based compensation expense related to employee stock options and employee stock purchases	3,005	2,557
Deferred income taxes	1,615	(5,454)
Tax benefit from employee stock option plans	4,304	7,545
Excess tax benefits from share-based compensation	(1,733)	(7,002)
Change in operating assets and liabilities:
Accounts receivable	(4,560)	(5,393)
Inventory	(4,253)	(1,813)
Other assets	1,949	(80)
Accounts payable	4,302	4,085
Other liabilities	6,447	(230)

Net cash provided by operating activities	45,692	14,572
Cash flows from investing activities:
Purchase of property and equipment	(18,706)	(11,072)
Purchase of intangible assets	(220)	(659)
Purchases of investments	(149,911)	(82,840)
Proceeds from sale of investments	164,524	76,903

Net cash used in investing activities	(4,313)	(17,668)
Cash flows from financing activities:
Issuance of common stock	7,542	9,518
Purchases of common stock for treasury	(57,634)	(13,394)
Excess tax benefits from share-based compensation	1,733	7,002
Repayments of debt	(262)	(232)

Net cash (used in) provided by financing activities	(48,621)	2,894
Effect of exchange rate change on cash and cash equivalents	488	279

Net (decrease) increase in cash and cash equivalents	(6,754)	77
Cash and cash equivalents, beginning of period	31,761	17,519

Cash and cash equivalents, end of period	$25,007	$17,596

Supplemental cash flow information:
Income taxes paid	$2,290	$5,699
Interest paid	$67	$52
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$492	$466
Purchases of property and equipment	$3,492	$—

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

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1,294, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position.

3. Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investments guidelines and market conditions. At June 30, 2007, the Company has recorded the estimated fair value in available-for-sale securities for short-term investments of $36,859. The following is a summary of available-for-sale securities as of June 30, 2007:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Federal agency	$1,998	$—	$(5)	$1,993
Corporate commercial paper and bonds	26,884	—	(12)	26,872
Money market	7,994	—		7,994

	$36,876	$—	$(17)	$36,859

During the six months ended June 30, 2007, the Company realized $16,796 in net gains on sales of available-for-sale securities, composed primarily of the gain relating to the Company’s sale of its shares of Vision Systems Ltd. Contractual maturities of available-for-sale debt securities at June 30, 2007 were one year or less. Expected maturities can differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007:

	Less Than 12 Months		Greater than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal agency	$—	$—	$1,993	$(5)
Corporate commercial paper and bonds	1,000	—	1,884	(14)

	$1,000	$—	$3,877	$(19)

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

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The unrealized losses on the Company’s investment in corporate commercial paper and bonds were caused primarily by interest rate increases. Generally, the investments are in corporations with an average credit rating of Aa1 and consequently the Company believes it is probable that all amounts due will be collectible according to the contractual terms of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at June 30, 2007.

4. Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw material and work-in-process	$10,810	$9,681
Finished goods	11,720	8,596

	$22,530	$18,277

5. Stock Repurchase

During the six months ended June 30, 2007, the Company repurchased 1,422 shares of its common stock for $57,634, excluding 10 shares of the Company’s common stock which were tendered by existing shareholders in association with employee stock option exercises. The repurchased shares were returned to the status of authorized, but un-issued shares.

6. Share-Based Compensation

At June 30, 2007, the Company had six active share-based employee compensation plans pursuant to which stock options, restricted stock units (RSUs), and restricted stock have been issued to employees. Stock option awards granted from these plans are granted with an exercise price equal to or greater than the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from zero to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). RSUs do not have dividend equivalent rights or voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued as of the date the RSUs vest. To cover the exercise of vested options, the vesting of RSUs and the issuance of restricted stock awards, the Company generally issues new shares from its authorized, but un-issued share pool.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton (Black-Scholes) option pricing model. The following are the weighted average assumptions used in the Black-Scholes model to value options during the six months ended June 30, 2007:

Risk-free interest rate	4.6%
Expected life of option (years)	5.4
Expected stock volatility	33.8%
Expected dividend yield	0%

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The weighted average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $16.22 and $19.73 per share, respectively.

The Company recognized pre-tax share-based compensation expense of $3,005 which reduced net income by $2,053 for the six months ended June 30, 2007. As a result, basic and diluted earnings per share were reduced by $0.06 each.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $17,675 and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	5,386	$20.64
Granted	894	41.37
Exercised	(505)	18.36
Canceled	(78)	30.05

Balance at June 30, 2007	5,697	$23.97

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2007	5,697	$23.97	5.9	$303,584
Vested or expected to vest at June 30, 2007	5,687	$23.95	5.9	$303,267
Exercisable at June 30, 2007	4,492	$20.75	5.2	$253,874

The intrinsic value of options exercised during the six months ended June 30, 2007 was $17,772.

The Company also grants restricted stock and RSUs to certain employees. These awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the six months ended June 30, 2007, 14 RSUs were granted to certain employees. Share-based compensation expense related to all restricted stock and RSUs awards

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

outstanding during the six months ended June 30, 2007 and 2006 was approximately $159 and $49, respectively. As of June 30, 2007, the total amount of unrecognized compensation cost related to nonvested stock awards was approximately $780, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

A summary of restricted stock and RSUs activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	16.2	$42.01
Granted	14.1	41.46
Vested	—	—
Forefeited	—	—

Nonvested at June 30, 2007	30.3	$41.75

No shares vested during the six months ended June 30, 2007. The total fair value of restricted shares vested during the six months ended June 30, 2006 was $44.

7. Provision for Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was approximately 36% and 37%, respectively. The lower tax rate in 2007 is primarily due to the U.S. Federal research tax credit that was applicable for 2007 and not for the six months ended June 30, 2006.

The Company adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1,294, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

The amount of unrecognized tax benefit after the FIN 48 adjustment was $9,940 excluding accrued interest and penalties. If recognized, the effective tax rate would be affected by the $9,940 unrecognized tax benefit amount and interest and penalties. There has been no significant change in the unrecognized tax benefits for the six months ending June 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accruals of $516 and $769 for the potential payment of interest and penalties, respectively. Interest and penalties recorded during the six months ended June 30, 2007 was approximately $255.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for 1990 and forward are subject to examination by the U.S. and Arizona tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The range of tax years between 2000 and 2006 remain open in the foreign jurisdictions in which the company does business. Upon audit, it is reasonably possible that the amounts of unrecognized tax benefits could change.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

8. Comprehensive Income

The components of comprehensive income, net of tax, for the three and six months ending June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,002	$7,222	$25,007	$12,245
Change in unrealized gains (losses) on available for sale securities	7	6	(10,739)
Net change in cumulative translation adjustment	125	90	371	81

	$7,134	$7,318	$14,639	$12,326

The change in unrealized gains (losses) for the six months ended June 30, 2007 was primarily due to the Company’s sale of its Vision shares, resulting in the recognition in 2007 of a previously unrealized gain that existed at the end of December 31, 2006.

The components of accumulated other comprehensive loss, net of tax, as of June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006
Net unrealized losses on available for sale securities	$(10)	$(88)
Cumulative translation adjustment	(106)	(614)

	$(116)	$(702)

9. Commitments and Contingencies

In the ordinary course of business, we are involved in legal actions, both as plaintiff and defendant, and could incur an uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

10. Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, the United Kingdom, Japan and Australia). Segment information for the three and six months ended June 30, 2007 and 2006 are as follows:

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30, 2007
	North America	International	Elimina- tions	Totals
Sales to external customers	$51,550	$20,201	$—	$71,751
Depreciation and amortization expense	4,208	700	—	4,908
Segment profit	4,954	2,048	—	7,002

	Three months ended June 30, 2006
	North America	International	Elimina- tions	Totals
Sales to external customers	$42,238	$16,818	$—	$59,056
Depreciation and amortization expense	3,488	821	—	4,309
Segment profit	5,064	2,158	—	7,222

	Six months ended June 30, 2007
	North America	International	Elimina- tions	Totals
Sales to external customers	$97,419	$38,767	$—	$136,186
Depreciation and amortization expense	8,208	1,401	—	9,609
Segment profit	11,203	13,804	—	25,007
Property and equipment, net	71,004	8,169	—	79,173
Segment assets	236,557	51,085	(31,379)	256,263
Expenditures for long-lived assets	17,092	1,834	—	18,926

	Six months ended June 30, 2006
	North America	International	Elimina- tions	Totals
Sales to external customers	$81,239	$31,904	$—	$113,143
Depreciation and amortization expense	6,816	1,296	—	8,112
Segment profit	6,336	5,909	—	12,245
Property and equipment, net	51,438	6,958	—	58,396
Segment assets	204,885	34,203	(20,180)	218,908
Expenditures for long-lived assets	10,997	734	—	11,731

11. Vision Systems Ltd. Transaction

On January 5, 2007, pursuant to a tender offer, the Company sold to Danaher Corporation 22,167 shares of common stock held in Vision Systems Ltd. (Vision). The entire purchase price of $64,304 received by the Company was paid in cash and resulted in a $16,795 gain. In addition to this payment, the Company received on January 5, 2007, a $2,356 Break Fee, net of related external advisory and other expenses. The Company recorded $19,151 pre-tax profit from this transaction in other income, which increased net income by approximately $12,313 ($0.34 per diluted share) during the first quarter 2007.

Ventana Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

12. Roche’s Unsolicited Tender Offer for Ventana’s Common Stock

On June 22, 2007, Rocket Acquisition Corp, a Delaware corporation and an indirect wholly-owned subsidiary of Roche Holding Ltd., a joint stock company organized under the laws of Switzerland (“Roche”) announced that it intended to commence an unsolicited cash tender offer for all outstanding shares of common stock of Ventana Medical Systems Inc. for $75.00 per share or an aggregate of approximately $3 billion. The Board of Directors of Ventana met on June 27, July 6, July 9, and July 10, 2007 and carefully evaluated and considered Roche’s proposal, including presentations by the Company’s financial and legal advisors. After careful consideration, the Board of Directors unanimously concluded that the Roche offer does not reflect the value of Ventana’s growth opportunities and is financially inadequate, was opportunistically timed to acquire value not fully reflected in Ventana’s stock price, and does not reflect Ventana’s stand alone value. For these and other reasons (more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC in response to the Roche offer), the Board of Directors determined that the Roche offer was not in the best interests of the stockholders and unanimously recommended that the Company’s stockholders reject the Roche offer and not tender their shares to Roche for purchase. The Company publicly announced the board’s recommendation on July 11, 2007.

As of June 30, 2007, in conjunction with this unsolicited tender offer, the Company has incurred approximately $1,071 of expenses and these amounts have been recorded as Special charges in the Statement of Operations.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K, including under the heading “Item 1A Risk Factors” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2006. The risks included there, however, are not exhaustive. Other sections of this report and our Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risk and uncertainties, investors should not place reliance on forward-looking statements as a prediction of actual results.

Overview

We recorded net income of $7.0 million and $25.0 million, respectively, for the three and six month periods ended June 30, 2007 compared to $7.2 million and $12.2 million, respectively, for the same periods in 2006.

Significant events for Ventana in the six months ended June 30, 2007 included:

•

On June 22, 2007, Rocket Acquisition Corp, a Delaware corporation and an indirect wholly-owned subsidiary of Roche Holding Ltd., announced that it intended to commence an unsolicited cash tender offer for all our outstanding shares of common stock for $75.00 per share or an aggregate of approximately $3 billion.

After careful consideration, our Board of Directors determined that the Roche offer was not in the best interests of our stockholders and unanimously recommended that our stockholders reject the Roche offer and not tender their shares to Roche for purchase. We publicly announced the board’s recommendation on July 11, 2007.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Analysis

As of June 30, 2007, in conjunction with this unsolicited tender offer, we have incurred approximately $1.1 million of expenses and these amounts have been recorded as special charges in our Statement of Operations.

•

On January 5, 2007, pursuant to a tender offer, we sold to Danaher Corporation 22.2 million shares of common stock held in Vision Systems Ltd. (Vision). The entire purchase price of $64.3 million received by us was paid in cash and resulted in a $16.8 million gain. In addition to this payment on January 5, 2007, we received a $2.4 million break fee, net of related external advisory and other expenses. We recorded a $19.2 million pre-tax profit from this transaction in other income or $12.3 million in net income ($0.34 per diluted share) during the first quarter 2007.

•

We repurchased 1.4 million shares of our common stock for $57.6 million, excluding 9,586 shares of our common stock which were tendered by existing shareholders in association with employee stock option exercises, during the six months ended June 30, 2007.

Results of Operations

Total Net Sales

Net sales for the three and six months ended June 30, 2007 increased 21% and 20% compared to the same periods in 2006 to $71.8 million and $136.2 million from $59.1 million and $113.1 million, respectively. These increases were primarily due to a 22% and 23% increase in reagents and other sales for the three and six months ended June 30, 2007 compared to the same periods in 2006. Reagent and other sales growth was due to an 11% year-over-year improvement in the average reagent annuity stream per installed instrument to $31,500 from $28,400 in 2006, which was driven by the fact that our BenchMark XT/LT series of instruments has a significantly higher annuity than our older systems.

By geographic segment, total sales increased in the three and six month periods of 2007 compared to 2006 across both geographic segments: 22% and 20% in North America ($51.6 million and $97.4 million compared to $42.2 million and $81.2 million, respectively) and 20% and 22% internationally ($20.2 million and $38.8 million compared to $16.8 million and $31.9 million, respectively) due to the reasons mentioned above.

Gross Profit

Gross profit for the three and six months ended June 30, 2007 increased to $54.0 million and $102.9 million, respectively, from $45.2 million and $86.0 million for the same periods in 2006. The Company’s gross profit margin for the three and six months ended June 30, 2007 was 75.3% and 75.5% compared to 76.5% and 76.0% for the same periods in 2006. The decrease in gross profit margin is primarily due to the impact of certain non-repeating manufacturing favorabilities in 2006.

Research and Development

Research and development spending for the three and six months ended June 30, 2007 increased to $10.4 million and $19.9 million, respectively, from $8.5 million and $15.8 million

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Analysis

for the same periods in 2006. The increase is primarily attributable to our continued new platform development programs and our reagent chemistry application initiatives focused primarily on the histology market.

Selling, General and Administrative (“SG&A”)

SG&A expense for the three and six months ended June 30, 2007 increased to $31.5 million and $62.2 million, respectively, from $26.0 million and $50.9 million for the same periods in 2006. The increase is primarily attributable to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continue to invest in further establishing our intellectual property position and defending ourselves in litigation matters. SG&A expense as a percentage of sales was 44% and 46% for the three and six months ended June 30, 2007, respectively, generally consistent with 44% and 45% for the same periods in 2006.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2007 was $0.6 million and $1.2 million, respectively, consistent with $0.6 million and $1.2 million for the same periods in 2006. Estimated amortization expense for intangible assets as of June 30, 2007 for each of the five succeeding fiscal years, absent any further additions, is as follows: remainder of 2007: $1.1 million, 2008: $1.7 million, 2009: $1.3 million, 2010: $0.6 million, 2011: $0.4 million.

Interest and Other Income

Interest and other income for the three months ended June 30, 2007 decreased to $0.4 million from $1.1 million for the same period in 2006 primarily due to the receipt of one-time proceeds related to a settlement of a legal matter in 2006. Interest and other income for the six months ended June 30, 2007 increased to $20.3 million from $1.6 million for the same periods in 2006. The increase is due to the $16.8 million gain realized on the sale of shares of common stock held in Vision Systems Ltd. and a related $2.4 million break fee, net of related external advisory and other expenses associated with the Company’s agreement to purchase Vision, which was terminated by Vision.

Provision for Income Taxes

Income tax expense decreased to $3.8 million, or 35% of pretax income, for the three months ended June 30, 2007, from $4.1 million, or 36% of pretax income, in the same period of the prior year. For the six months ended June 30, 2007, income tax expense increased to $13.8 million, or 36% of pretax income, from $7.3 million, or 37% of pretax income, in the same period of the prior year. The decreased effective tax rate in 2007 is primarily attributable to the phasing of the United States research tax credit into law during December 2006 which had expired and was not available during the three and six months ended June 30, 2006.

We adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1.3 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Analysis

The amount of unrecognized tax benefit after the FIN 48 adjustment was $9.9 million excluding accrued interest and penalties. If recognized, the effective tax rate would be affected by the $9.9 million unrecognized tax benefit amount and interest and penalties. There has been no significant change in the unrecognized tax benefits for the six months ending June 30, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, we have an accrual of $0.5 million and $0.8 million for the potential payment of interest and penalties, respectively. Interest and penalties recorded during the six months ended June 30, 2007 was $0.3 million.

We are subject to periodic audits by domestic and foreign tax authorities. Our tax years for 1990 and forward are subject to examination by the U.S. and Arizona tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The range of tax years between 2000 and 2006 remain open in the foreign jurisdictions in which we do business. Upon audit, it is reasonably possible that the amounts of unrecognized tax benefits could change.

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

As of the filing of this report, there have been no material changes to any of the critical accounting policies, with the exception of the adoption of FIN 48, described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2007.

Liquidity and Capital Resources

Cash and cash equivalents was $25.0 million at June 30, 2007. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from our operations. Net cash provided by operating activities was $45.7 million and $14.6 million for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by operating activities exceeded net income in 2007 primarily due to the effect of depreciation and amortization expenses in addition to share-based compensation and related tax benefits from employee stock option exercises.

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase investments. Net cash used in investing activities was $4.3 million and $17.7 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash used in investing activities in the first six months of fiscal 2007 resulted primarily from our disposition of 22.2 million shares of common stock held in Vision Systems Ltd. partially offset by further investments in property and equipment, including construction of the Company’s additional office space in Tucson, Arizona. The disposition of Vision shares, which

Ventana Medical Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Analysis

occurred in January 2007, resulted in gross proceeds to the Company of $64.3 million. A portion of the proceeds was re-invested in short-term investments and used to fund the purchases of common stock for treasury. At June 30, 2007, we have $36.9 million in short-term investments that primarily consist of corporate and various government agency debt securities. We classify these investments as available-for-sale.

Net cash used in financing activities for the six months ended June 30, 2007 was $48.6 million, consisting of $57.6 million in stock repurchases, offset by proceeds from the sale of common stock in connection with the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2006 was $2.9 million. The $2.9 million consisted primarily of proceeds from the exercise of stock options and excess tax benefits associated with these exercises, offset by $13.4 million in stock repurchases.

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2007. In the event that additional capital is required, we will first access our short-term investments. In the event that additional capital is required, we may seek to raise such capital through credit facilities, public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

Ventana Medical Systems, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business we are subject to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to help protect against any material adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future. There were no material changes in the Company’s exposure to market risk as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Ventana Medical Systems, Inc.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ventana Medical Systems, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

ROCHE HOLDING LTD. AND ROCKET ACQUISITION CORP. v. VENTANA ET AL. On June 29, 2007, Roche Holding Ltd. (“Roche”) and Rocket Acquisition Corp. (“Rocket”) filed a complaint in the Court of Chancery for the State of Delaware against Ventana and certain of its officers and directors (collectively, the “Ventana Defendants”). The complaint alleges that the Ventana Defendants breached their fiduciary duties to the stockholders of the Company in connection with the Roche unsolicited hostile tender offer. Specifically, this action seeks declaratory and injunctive relief compelling the Company to redeem its stock purchase rights and exempt the tender offer from the Delaware business combination statute. The action also seeks to bar the Ventana Defendants from adopting any measure that has the effect of impeding, thwarting, frustrating, or interfering with the tender offer or the related contemplated second-step merger.

ROCKET ACQUISITION CORP. v. VENTANA ET AL. On June 29, 2007, Rocket filed a complaint in the U.S. District Court in Arizona against Ventana and the Attorney General of the State of Arizona alleging that sections 10-2721 through 10-2727 and section 10-2741 through 10-2743 of the Arizona Revised Statutes are unconstitutional insofar as they seek to regulate tender offers for corporations incorporated under the laws of states other than Arizona. The complaint seeks a declaration that these sections of the Arizona Revised Statutes are unconstitutional as applied to corporations incorporated under the laws of states other than Arizona. The complaint also seeks a preliminary and permanent injunction enjoining Ventana and the Arizona Attorney General from taking action to enforce these sections of the Arizona Revised Statutes.

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1. In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). CytoLogix alleges the manufacture, use, and sale of our BenchMark XT slide staining system infringes the ‘261 patent. In December 2005, CytoLogix moved to file an Amended Complaint adding allegations of infringement of U.S. Patent No. 6,783,733. The Court allowed the motion in February 2006. Cytologix instrument patents, including the ‘261,‘733, ‘061, 693 and the recently issued U.S. Patent No. 7,217,392, cover slide heaters on a moving platform. CytoLogix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. CytoLogix filed a Motion for Summary Judgment of Infringement of the ‘261 patent. In June 2006, the Court denied CytoLogix’ motion. In July 2006, the Court denied Cytologix Motion for Reconsideration of the Court’s June 2006 decision. Discovery is currently ongoing. We vigorously dispute the claims of Cytologix and believe we have a number of meritorious defenses to the infringement claims relating to the BenchMark XT and that we will ultimately prevail in the action. Accordingly, we do not believe it is probable that we will suffer any material loss or liability relating to this lawsuit. Nevertheless, the outcome of any litigation is inherently uncertain and there can be no assurance that any related expense or liability will not have a material adverse effect on our business, operating results or financial condition.

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

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings - (continued)

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

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This Complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM ® HPV Family 16 and Family 6 probe products. In November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (“Beckman”) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Several motions were filed by the parties, one of them being a motion to compel arbitration by Beckman and Ventana. In May 2004, the Court ordered arbitration to proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. The arbitration before the International Centre for Dispute Resolution (“ICDR”) was conducted in March 2006 and post-hearing briefs were filed by the parties in April 2006. In July 2006, the ICDR rendered a Final Award, ruling that Beckman had the right to assign both the Cross-License (“CLA”) and Sublicense (SLA”) Agreements to Ventana; the transaction as a whole (i.e. the inclusion of the Letter Agreement in the Asset Purchase Agreement) violates the prohibition in the CLA against further sublicensing; and that the CLA prevents the sale of cell paste. Upon motion of Beckman and Digene, the Delaware District Court confirmed the Award. In addition, the Court removed the Stay and the action has resumed in the Court. In August 2006 Digene moved for a Preliminary Injunction against Ventana. Ventana’s filed its Opposition in October 2006 along with a Motion to Dismiss another claim. In September 2006, Beckman moved to dismiss the case against it. These motions were heard February 2007. In May 2007, the Court denied Digene’s Motion for Preliminary Injunction. In June 2007, the Court granted Beckman’s

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings - (continued)

Motion to Dismiss the case against it. Mediation of the case is scheduled for September 2007 and trial is scheduled for December 2007.

VENTANA v. BIOGENEX LABORATORIES INC., No. CIV-03-92-TUC-RCC, was filed by Ventana in February 2003, in U.S. District Court, District of Arizona alleging infringement of U.S. Patent No. 6,352,861 (“Automated Biological Reaction Apparatus”). In August 2005, the Court issued a claim construction ruling favorable to BioGenex on one key point. In September 2005, the parties filed a Stipulation of Entry of Judgment of Non-infringement based solely on the claim construction, for the purpose of being able to proceed to an appeal of the ruling. In October 2005, the Court entered an appealable Judgment, and we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (CAFC). Following briefing, oral argument was conducted in September 2006. In December 2006, the CAFC rendered its decision, overturning the claim construction of the District Court, and remanded the case for further proceedings. In May 2007, the parties entered into a confidential settlement agreement and a Joint Stipulation of Dismissal, with Prejudice, was filed, terminating the litigation.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF, was filed in August 2003, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges we infringe three U.S. patents held by BioGenex, U.S. Patent Nos. 5,578,452, 5,244,787, and 6,451,551. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. In June 2004, BioGenex moved to amend its Complaint adding allegations that we also infringe U.S. Patent No. 6,632,598 and has also filed an action for Contempt against us arising out of previous litigation associated with BioTek Solutions Inc., which we acquired in 1996. In February 2005, the Court ruled in favor of our Motion for Summary Judgment of Non-infringement of the ‘551 patent. The Court also found the ‘452 patent invalid against us for purposes of this litigation. Finally, the Court denied BioGenex’s motion to add the ‘598 patent to the suit. In October 2005, the Court denied entry of an order to show cause on the Contempt claim, dismissing the Contempt action. The Court did note however, that the ‘787 infringement action remains. BioGenex has appealed the Court’s ruling. The appeal was scheduled to be heard in November 2006, but taken off the calendar. In May 2007, the parties entered into a confidential settlement agreement and a Joint Stipulation of Dismissal, with Prejudice, was filed, terminating the litigation.

BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C05 00860 WDB, was filed in March 2005, in the U.S. District Court, Northern District of California, San Jose Division. This Complaint alleges that Ventana infringes U.S. Patent No. 6,632,598 held by BioGenex. BioGenex seeks, among other remedies, an injunction against our alleged infringement and unspecified monetary damages. The matter has been joined with BIOGENEX LABORATORIES, INC. v. VENTANA, Case No. C03 03916 JF (see above). We filed a Motion to Dismiss the case with respect to the ‘452 patent. The motion was heard in July 2005 and at the case management conference in August 2005, the Court dismissed the ‘452 claim. BioGenex infringement disclosures on the ‘598 were submitted in early September 2005 and we have filed a Summary Judgment of Non-infringement. The Summary Judgment motion was heard in early 2006. In August 2006, the Court denied the Summary Judgment motion, but did grant Ventana its attorney’s fees and expenses in connection with litigating the Motion. In May 2007, the parties entered into a confidential settlement agreement and a Joint Stipulation of Dismissal, with Prejudice, was filed, terminating the litigation.

Ventana Medical Systems, Inc.

Item 1.	Legal Proceedings - (continued)

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the factors discussed below which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factors are being added to those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006:

We are subject to a takeover bid that is disruptive to our business and threatens to adversely affect the Company’s operations and results.

Rocket Acquisition Corp. and Roche Holding Ltd. (together, “Roche”) has commenced an unsolicited hostile cash tender offer to purchase all of our outstanding common stock. The Roche tender offer is subject to numerous conditions, some of which are at the discretion of Roche. Responding to the Roche tender offer has been and may continue to be a major distraction for management and may require the Company to incur significant costs. Moreover, the hostile and unsolicited nature of the offer may disrupt the Company’s business by causing uncertainty among current and potential employees, producers, suppliers, customers and other constituencies important to the Company’s success, which could negatively impact the Company’s results and initiatives. We believe the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the unsolicited offer by Roche.

Roche has also filed two lawsuits against the Company and certain of its officers and directors in connections with its unsolicited hostile tender offer. The cost to defend these lawsuits, even if resolved favorably, may be substantial. Such litigation could divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm the Company’s ability to compete.

Our Certificate of Incorporation and Bylaws include anti-takeover provisions that may make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult to successfully complete a merger, tender offer or proxy contest involving us. These provisions include our Preferred Shares Rights Agreement (“Rights Agreement”), commonly known as a “poison pill” and provisions in our Certificate of Incorporation that give our Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our Board could have the effect of delaying or deferring a change in control.

One of the conditions of the Roche tender offer is the removal or amendment of our Rights Agreement such that Roche’s acquisition of our stock would not trigger the provisions of the Rights Agreement. To date, our Board has not agreed to such removal or amendment. We currently are involved in litigation with Roche in which it seeks to cause us to redeem the Rights issuable under the Rights Agreement or to render the Rights Agreement inapplicable to the proposed acquisition of Ventana by Roche.

In addition, certain provisions of the Delaware General Corporation Law (“DGCL”), including Section 203 of the DGCL, and the Arizona Revised Statutes may have the effect of delaying or preventing changes in the control or management of Ventana. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers and employee plans) of a company. In its current litigation, Roche seeks to enjoin our Board from taking any action to enforce Section 203 of the DGCL and seeks a preliminary and permanent injunction enjoining our Board from taking action to enforce these sections of the Arizona Revised Statutes.

The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Ventana, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock. We can give no assurance as to the ultimate outcome of the litigation seeking to invalidate or enjoin the action of our takeover defenses or provisions of Delaware law, as described above.

Ventana Medical Systems, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, we repurchased 49,837 shares of our common stock for $2.1 million, excluding the 9,568 shares of our common stock which were tendered by existing shareholders in association with employee stock option exercises. The repurchased shares were returned to the status of authorized, but un-issued shares. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Stock Repurchases During the Second Quarter 2007

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs (1)
April 1 - April 30, 2007	59,405	$43.63	49,837	1,570,573
May 1 - May 31, 2007	—	—	—	1,570,573
June 1 - June 30, 2007	—	—	—	1,570,573

	59,405		49,837

(1)	In May 2006, our Board of Directors approved the repurchase of 2.0 million shares bringing the total number of shares authorized for repurchase to 5.5 million.

Ventana Medical Systems, Inc.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 5, 2007 to each stockholder of record on March 26, 2007, for its Annual Meeting of Stockholders held May 23, 2007 (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to vote on two proposals.

(i)	The Company’s selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2007 was ratified as follows:

For:	30,789,903
Against:	978,380
Abstentions:	14,372

(ii)	The following nominees were elected to the Company’s Board of Directors to hold office for a term expiring in 2010:

	Votes For	Votes Against or Withheld
Rod Dammeyer	29,458,169	2,324,486
Edward Giles	31,039,916	742,739
Christopher Gleeson	31,605,765	176,890

Additionally, the following current directors of the Company continued to serve as directors as of the Annual Meeting: Mark Miller, James Weersing, Thomas Brown, Thomas Grogan, M.D., John Patience and Jack Schuler.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description	Notes

3.1	Restated Certificate of Incorporation of Registrant	(1)

3.2	Bylaws of Registrant	(1)

10.10	Hany Massarany Promotion Offer Letter*

31.1	Rule 13a – 14(a)/15d – 14(a) of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Includes a management contract or compensation plan.

(1)	Incorporated by reference from our Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: July 20, 2007	By:	/s/ Larry Mehren
Larry Mehren
Senior Vice President, Chief Financial Officer and Secretary