Form 10-Q
period 2007-09-30
VENTANA MEDICAL SYSTEMS INC
filed 2007-10-23
CIK 893160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Class	Outstanding as of September 30, 2007
Common stock, $0.001 par value	34,662,691

Ventana Medical Systems, Inc.

Item 1.	Financial Statements

VENTANA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,835	$31,761
Short-term investments	12,954	68,325
Trade accounts receivable, net of allowance for doubtful accounts of $1,996 and $1,716, respectively	56,261	47,455
Inventories, net	26,755	18,277
Deferred tax assets	10,089	2,502
Prepaids and other current assets	3,404	5,646

Total current assets	139,298	173,966
Property and equipment, net	88,713	65,405
Deferred tax assets, net of current portion	22,379	14,195
Goodwill	12,296	2,804
Intangible assets, net	20,092	6,349
Capitalized software development costs, net	4,572	3,131
Other assets	12,893	2,780

Total assets	$300,243	$268,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,082	$15,634
Accrued legal settlement	14,718	5,000
Other current liabilities	40,691	31,487

Total current liabilities	80,491	52,121
Long-term debt	1,951	2,069
Other long-term liabilities	4,539	661

Commitments and Contingencies

Stockholders’ equity
Common stock—$.001 par value; 100,000 shares authorized, 38,665 and 37,490 shares issued at September 30, 2007 and December 31, 2006, respectively	39	37
Additional paid-in-capital	277,537	234,149
Retained earnings	67,181	43,206
Accumulated other comprehensive income	496	10,252
Treasury stock—4,002 and 2,570 shares, at cost, at September 30, 2007 and December 31, 2006, respectively	(131,991)	(73,865)

Total stockholders’ equity	213,262	213,779

Total liabilities and stockholders’ equity	$300,243	$268,630

The number of shares of common stock issued and outstanding at September 30, 2007 and December 31, 2006 was 34,663 and 34,920, respectively

Ventana Medical Systems, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales:
Reagents and other	$65,373	$50,623	$186,954	$149,612
Instruments	10,362	8,355	24,967	22,509

Total net sales	75,735	58,978	211,921	172,121
Cost of goods sold	18,741	13,807	52,050	40,975

Gross profit	56,994	45,171	159,871	131,146
Operating expenses:
Research and development	10,849	7,717	30,699	23,539
Selling, general and administrative	34,407	25,840	96,650	76,782
Amortization of intangible assets	683	596	1,862	1,838
Special charges, net	12,517	—	13,588	—

(Loss) income from operations	(1,462)	11,018	17,072	28,987
Interest and other income	811	592	21,101	2,149

(Loss) income before taxes	(651)	11,610	38,173	31,136
Benefit (provision) for income taxes	914	(3,779)	(12,904)	(11,060)

Net income	$263	$7,831	$25,269	$20,076

Net income per common share:
—Basic	$0.01	$0.23	$0.74	$0.59

—Diluted	$0.01	$0.22	$0.71	$0.55

Shares used in computing net income per common share:
—Basic	34,465	34,472	33,951	34,225

—Diluted	36,540	36,350	35,790	36,184

Ventana Medical Systems, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net income	$25,269	$20,076
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,721	12,267
Share-based compensation expense related to employee stock options and employee stock purchases	5,074	3,797
Acquired in-process research and development	1,000	—
Deferred income taxes	(7,289)	(3,439)
Tax benefit from employee stock option plans	12,174	7,487
Excess tax benefits from share-based compensation	(2,918)	(7,607)
Change in operating assets and liabilities:
Accounts receivable	(8,125)	(5,765)
Inventory	(5,178)	(6,627)
Other assets	1,206	(1,073)
Accounts payable	5,778	5,587
Other liabilities	20,344	4,342

Net cash provided by operating activities	62,056	29,045
Cash flows from investing activities:
Purchase of property and equipment	(32,776)	(17,630)
Spring BioScience acquisition, net of cash acquired	(40,940)	—
Purchase of intangible assets	(503)	(736)
Purchases of investments	(228,930)	(188,865)
Proceeds from sale of investments	267,453	171,568

Net cash used in investing activities	(35,696)	(35,663)
Cash flows from financing activities:
Issuance of common stock	25,570	11,382
Purchases of common stock for treasury	(57,634)	(13,394)
Excess tax benefits from share-based compensation	2,918	7,607
Repayments of debt	(446)	(350)

Net cash (used in) provided by financing activities	(29,592)	5,245
Effect of exchange rate change on cash and cash equivalents	1,306	443

Net decrease in cash and cash equivalents	(1,926)	(930)
Cash and cash equivalents, beginning of period	31,761	17,519

Cash and cash equivalents, end of period	$29,835	$16,589

Supplemental cash flow information:
Income taxes paid	$2,731	$6,171
Interest paid	$99	$76
Non-cash investing and financing activities:
Tendered common stock for stock option exercises	$492	$466
Purchases of property and equipment	$3,303	$—

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Nature of Business

Ventana Medical Systems, Inc. (Ventana or the Company) develops, manufactures and markets proprietary instruments and reagents that automate diagnostic procedures used for molecular analysis of cells. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ventana Medical Systems, S.A., Ventana Medical Systems, GmbH, Ventana Medical Systems, Ltd., Ventana Medical Systems, K.K., Ventana Medical Systems Pty. Ltd., Wattle Ventures Pty. Ltd. and Spring BioScience Corporation (Spring). All significant inter-company balances and transactions have been eliminated. The Company owns 100% of the outstanding stock of all of its subsidiaries.

The accompanying interim consolidated financial statements of Ventana have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1,294, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its consolidated financial position and results of operations.

3.	Business Acquisition

On September 4, 2007, the Company acquired all outstanding common stock of Spring, a developer and supplier of rabbit monoclonal antibodies and other reagents. The acquisition will reduce the Company’s reliance on external suppliers along with increasing the Company’s capacity to develop next generation rabbit

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

monoclonal antibodies and other reagents to be run on the Company’s systems. Under the terms of the agreement, the aggregate purchase price was approximately $40,605, of which $11,705 is being held by a third party escrow company pending the achievement of certain product development milestones related to the core technology acquired by the Company over the next two years. This amount is included in non-current other assets. In addition to the purchase price, the Company paid capitalized acquisition-related costs, including professional fees, that amounted to approximately $344.

The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of Spring’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of Spring were not significant when compared to those of the Company.

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of $1,000 of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.

An allocation of approximately $9,492 of the purchase price was made to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets and is included in other long-term assets. Spring was in its early stages of operation and did not have the Company’s capabilities in manufacturing, marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired. The Company expects to be able to utilize the technologies acquired in the acquisition in its other products, separate from those acquired from Spring. Goodwill related to the acquisition will not be amortized but will be subject to periodic tests for impairment. All of the goodwill is expected to be deductible for tax purposes. An allocation of $14,940 of the purchase price was made to core and developed technology and other identifiable intangible assets.

The customer-related and technology intangibles were valued using the income approach method. The income approach method determines a value based on the expected economic after-tax income stream of an asset over the estimated life of the asset. This approach requires the Company to project the cash flows that asset is expected to generate in the future. The projected cash flows are discounted to their present value using a rate of return that accounts for the time value of money and the appropriate degree of risk inherent in the asset. These assets will be amortized over their estimated useful lives of 10 to 13 years.

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

The Company has preliminarily determined the following estimated fair values for the assets purchased and liabilities assumed as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions. Although the Company does not anticipate any significant adjustments, to the extent that the Company’s estimates used in the purchase accounting allocation need to be adjusted, the Company will do so upon making that determination but not later than one year from the date of acquisition.

Estimated Fair Value on Date of Acquisition
Cash	$9
Inventory	3,300
Developed and core technology	11,300
Acquired in-process research and development	1,000
Customer base	3,600
Goodwill	9,492
Trademark	40
Other assets and liabilities, net	503

$29,244

4.	Special Charges

The Company recorded $12,517 and $13,588 in special charges for the three and nine months ended September 30, 2007, respectively. The special charges were comprised of the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Roche charges	$6,524	$7,595
Spring acquired in-process research and development	1,000	1,000
Cytologix patent infringement damages	9,718	9,718
Gain on Vision Ltd. settlement	(4,725)	(4,725)

	$12,517	$13,588

The Company continues to incur advisory fees related to the unsolicited tender offer by Roche, which were $6,524 and $7,595 for the three and nine month periods ended September 30, 2007, respectively; see further discussion in footnote 15. The Company also incurred a charge of $1,000 for acquired in-process research and development related to the acquisition of Spring; see further discussion in footnote 3.

During the third quarter of 2007, patent damages and pre-judgment interest of $14,718 were awarded against the Company in its litigation with Cytologix, Inc. (Cytologix) relating to the BENCHMARK and DISCOVERY instruments. In 2005, the Company had accrued a liability of $5,000 for potential patent infringement damages related to this matter; see further discussion in footnote 12.

In August 2007, the Company entered into a settlement agreement with Vision Systems Pty Ltd. (Vision Ltd.) covering all outstanding litigation between the parties. Pursuant to the terms of the agreement, Vision Ltd. paid Ventana $4,900 and agreed to pay an ongoing royalty of 5% on licensed products sold through March 2010,

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

the expiration of the ‘861 patent, in exchange for a non-exclusive license and limited covenant not to sue. Approximately $175 of the proceeds has been used to offset legal fees incurred during the third quarter on the Vision litigation matter. See further discussion in footnote 12.

5.	Investments

At September 30, 2007, the Company had recorded the estimated fair value in available-for-sale securities for short-term investments of $12,954. The following is a summary of available-for-sale securities as of September 30, 2007:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Corporate commercial paper and bonds	$2,399	$—	$(8)	$2,391
Money market securities	10,563	—	—	10,563

	$12,962	$—	$(8)	$12,954

During the nine months ended September 30, 2007, the Company realized $16,795 in net gains on sales of available-for-sale securities, composed primarily of the gain relating to the Company’s sale of its shares of Vision Ltd. Contractual maturities of available-for-sale debt securities at September 30, 2007 were one year or less. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007:

	Less Than 12 Months		Greater than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate commercial paper and bonds	$500	$—	$1,891	$(8)

	$500	$—	$1,891	$(8)

The unrealized losses on the Company’s investments in corporate commercial paper and bonds were caused primarily by interest rate increases. Generally, the investments are in corporations with an average credit rating of Aa1 and consequently the Company believes it is probable that all amounts due will be collectible according to the contractual terms of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at September 30, 2007.

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

6.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw material and work-in-process	$12,322	$9,681
Finished goods	14,433	8,596

	$26,755	$18,277

Inventory increased $8,478 during the first nine months of 2007, partially due to the acquisition of Spring, which resulted in $3,300 of acquired inventory, and higher inventory levels to meet anticipated demand in the fourth quarter, which is historically the Company’s largest quarter in sales volume.

7.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2007	December 31, 2006
Developed and core technology	$11,300	$—
Patents	7,725	7,060
Licenses	3,603	3,603
Customer base	3,600	—
Supply agreement	2,500	2,500
Trademark	40	—

	28,768	13,163
Less accumulated amortization	8,676	6,814

	$20,092	$6,349

The net carrying amount of intangible assets increased $13,743 during the first nine months of 2007 primarily due to the acquisition of Spring, which resulted in $14,940 of acquired intangible assets. See further discussion in footnote 3.

8.	Stock Repurchase

During the nine months ended September 30, 2007, the Company repurchased 1,422 shares of its common stock for $57,634, excluding 10 shares of the Company’s common stock which were tendered by existing stockholders in association with employee stock option exercises. The repurchased shares were returned to the status of authorized, but un-issued shares.

9.	Share-Based Compensation

At September 30, 2007, the Company had three active share-based employee compensation plans pursuant to which stock options, restricted stock units (RSUs), and restricted stock have been issued to employees. Stock option awards granted from these plans are granted with an exercise price equal to or greater than the fair market

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from zero to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). RSUs do not have dividend equivalent rights or voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued as of the date the RSUs vest. To cover the exercise of vested options, the vesting of RSUs and the issuance of restricted stock awards, the Company generally issues new shares from its authorized, but un-issued share pool.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton (Black-Scholes) option pricing model. The following are the weighted average assumptions used in the Black-Scholes model to value options during the nine months ended September 30, 2007:

Risk-free interest rate	4.6%
Expected life of option (years)	5.4
Expected stock volatility	33.8%
Expected dividend yield	0%

The weighted average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $16.22 and $18.38 per share, respectively.

The Company recognized pre-tax share-based compensation expense of $5,074, which reduced net income by $3,480, for the nine months ended September 30, 2007. As a result, basic and diluted earnings per share were reduced by $0.10 each.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $15,900 and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	5,386	$20.64
Granted	894	41.37
Exercised	(1,130)	21.64
Canceled	(83)	29.71

Balance at September 30, 2007	5,067	$23.93

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	5,067	$23.93	5.7	$313,875
Vested or expected to vest at September 30, 2007	5,055	$23.90	5.7	$313,485
Exercisable at September 30, 2007	3,970	$20.37	4.8	$260,209

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

The intrinsic value of options exercised during the nine months ended September 30, 2007 was $54,289.

The Company also grants restricted stock and RSUs to certain employees. These awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended September 30, 2007, 31 RSU awards were granted to certain employees. Share-based compensation expense related to all restricted stock and RSU awards outstanding during the nine months ended September 30, 2007 and 2006 was approximately $353 and $121, respectively. As of September 30, 2007, the total amount of unrecognized compensation cost related to nonvested stock awards was approximately $1,965, which is expected to be recognized over a weighted-average period of approximately 4.2 years.

A summary of restricted stock and RSU activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	16.2	$42.01
Granted	31.3	62.77
Vested	—	—
Forefeited	—	—

Nonvested at September 30, 2007	47.5	$55.69

No shares vested during the nine months ended September 30, 2007. The total fair value of restricted shares vested during the nine months ended September 30, 2006 was $44.

10.	Provision for Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was approximately 34% and 36%, respectively. The lower tax rate in 2007 is primarily due to the U.S. Federal research tax credit that was applicable for 2007 and not for the nine months ended September 30, 2006.

The Company adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1,294, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

The amount of unrecognized tax benefit after the FIN 48 adjustment was $9,940, excluding accrued interest and penalties. If recognized, the effective tax rate would be affected by the $9,940 unrecognized tax benefit amount and interest and penalties. There has been no significant change in the unrecognized tax benefits for the nine months ending September 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accruals of $516 and $769 for the potential payment of interest and penalties, respectively. Interest and penalties recorded during the nine months ended September 30, 2007 were approximately $338.

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for 1990 and forward are subject to examination by the U.S. and Arizona tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The range of tax years between 2000 and 2006 remains open in the foreign jurisdictions in which the company does business. Upon audit, it is reasonably possible that the amounts of unrecognized tax benefits could change.

On September 24, 2007, the Company received notice that the Internal Revenue Service will examine the tax year ended December 31, 2005.

11.	Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine months ending September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$263	$7,831	$25,269	$20,076
Change in unrealized gains (losses) on available for sale securities	5	2,985	(10,734)	2,985
Net change in cumulative translation adjustment	607	108	978	1,089

	$875	$10,924	$15,513	$24,150

The change in unrealized gains (losses) for the nine months ended September 30, 2007 was primarily due to the Company’s sale of its Vision Ltd. shares, resulting in the recognition in 2007 of a previously unrealized gain that existed at the end of December 31, 2006.

The components of accumulated other comprehensive gain, net of tax, as of September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
Net unrealized (losses) gains on available for sale securities	$(5)	$2,897
Cumulative translation adjustment	501	(506)

	$496	$2,391

12.	Commitments and Contingencies

In January 2001, Cytologix filed a patent infringement suit against the Company seeking treble damages for willful infringement, and an injunction against the Company’s further manufacture and sale of DISCOVERY and BENCHMARK instruments. In December 2003, a jury found the Company liable for infringement in two patent cases (no willful infringement), but determined the Company had not misappropriated any trade secrets. The Court entered a permanent injunction in April 2004, that prohibits the Company from making and selling the DISCOVERY and BENCHMARK systems but does not prohibit their continued use by customers and does not prohibit the Company from servicing the instruments or supplying reagents to customers. The federal appeals court in September 2005 upheld the infringement finding on most of the claims relating to the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings.

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

In July 2006, on a summary judgment motion brought by the Company, the Court dismissed the state unfair competition and Lanham Act claims but not the Sherman Act claims of monopolization and attempted monopolization. A jury trial on the patent damages and Sherman Act antitrust claims was conducted in July-August 2007. In August 2007, the jury awarded patent damages of $10,739 but determined the Company was not liable for the antitrust claims. In September 2007, a final judgment was entered by the Court, which included an award of pre-judgment interest in the sum of $3,979. On October 18, 2007, the Court denied all post-trial motions. The Company has recorded $14,718 of expense related to this settlement, which is comprised of the initial estimate accrued of $5,000 plus an additional accrual and related charge in the third quarter of 2007 in the amount of $9,718.

In March 2003, the Company was served with a summons and complaint by Vision BioSystems (Vision) for a declaratory judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 and 6,352,861, both owned by the Company. In September 2004, the Court denied Vision’s motion for summary judgment and ruled in favor of our cross-motion for summary judgment that Vision’s BOND system infringes claims 1 and 5 of the ‘861 patent. The Court also dismissed the ‘439 patent from the case. This matter was consolidated with another action. In August 2007, the parties entered into a settlement agreement and a joint stipulation of dismissal with prejudice was filed, ending the litigation against Vision. Pursuant to the terms of the confidential settlement agreement, Vision Ltd. paid the Company $4,900 and agreed to pay an ongoing royalty on licensed products for the life of the ‘861 patent (March 2010), in exchange for a non-exclusive patent license and limited covenant not to sue.

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

13.	Operating Segment and Enterprise Data

The Company has two reportable segments: North America (primarily the United States and Canada) and International (primarily France, Germany, the United Kingdom, Japan and Australia). Segment information for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30, 2007
	North America	International	Eliminations	Totals
Sales to external customers	$54,344	$21,391	$—	$75,735
Depreciation and amortization expense	4,385	727	—	5,112
Segment (loss) profit	(3,363)	3,626	—	263

	Three months ended September 30, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$42,642	$16,336	$—	$58,978
Depreciation and amortization expense	3,614	541	—	4,155
Segment profit (loss)	10,793	(2,962)	—	7,831

Ventana Medical Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(Unaudited)

	Nine months ended September 30, 2007
	North America	International	Eliminations	Totals
Sales to external customers	$151,763	$60,158	$—	$211,921
Depreciation and amortization expense	12,593	2,128	—	14,721
Segment profit	7,839	17,430	—	25,269
Property and equipment, net	80,339	8,374	—	88,713
Segment assets	276,762	55,241	(31,760)	300,243
Expenditures for long-lived assets	71,670	2,549	—	74,219

	Nine months ended September 30, 2006
	North America	International	Eliminations	Totals
Sales to external customers	$123,881	$48,240	$—	$172,121
Depreciation and amortization expense	10,430	1,837	—	12,267
Segment profit	17,129	2,947	—	20,076
Property and equipment, net	54,379	7,016	—	61,395
Segment assets	222,037	37,123	(20,180)	238,980
Expenditures for long-lived assets	17,574	792	—	18,366

14.	Vision Systems Ltd. Transaction

On January 5, 2007, pursuant to a tender offer, the Company sold to Danaher Corporation 22,167 shares of common stock held in Vision Systems Ltd. (Vision Ltd.). The entire purchase price of $64,304 received by the Company was paid in cash and resulted in a $16,795 gain. In addition to this payment, the Company received on January 5, 2007 a $2,356 break fee, net of related external advisory and other expenses. The Company recorded $19,151 pre-tax profit from this transaction in other income, which increased net income by approximately $12,313 ($0.34 per diluted share) during the first quarter 2007.

15.	Roche’s Unsolicited Tender Offer for Ventana’s Common Stock

On June 25, 2007, Rocket Acquisition Corp, a Delaware corporation and an indirect wholly-owned subsidiary of Roche Holding Ltd., a joint stock company organized under the laws of Switzerland (Roche), announced its intention to commence an unsolicited cash tender offer for all outstanding shares of common stock of the Company for $75.00 per share or an aggregate price of approximately $3,000,000. The Board of Directors of the Company met on June 27, July 6, July 9, and July 10, 2007 and carefully evaluated and considered Roche’s proposal, including presentations by the Company’s financial and legal advisors. After careful consideration, the Board of Directors unanimously concluded that the Roche offer does not reflect the value of the Company’s growth opportunities and is financially inadequate, was opportunistically timed to acquire value not fully reflected in the Company’s stock price, and does not reflect the Company’s stand alone value. For these and other reasons (more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on July 11, 2007 in response to the Roche offer), the Board of Directors determined that the Roche offer was not in the best interests of the stockholders and unanimously recommended that the Company’s stockholders reject the Roche offer and not tender their shares to Roche for purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We develop, manufacture and market instrument-reagent systems that automate slide staining in anatomical pathology and drug discovery laboratories worldwide. Our products are designed to provide users with automated high-quality and consistent results with high throughput and significant labor savings. Our clinical systems are important tools for anatomical pathology labs in analyzing human tissue to assist in the diagnosis and treatment of cancer and infectious diseases. Our drug discovery systems are used by pharmaceutical and biotechnology companies to accelerate the discovery of new drug targets and to evaluate the safety of new drug compounds. In addition to instruments, we market consumable products, including reagents and other accessories, required to operate our instruments. Our customers include the majority of the top 50 U.S. cancer centers.

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, by their very nature, contain risks and uncertainties. Accordingly, actual events or results may differ materially from those anticipated by such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K, including under the heading “Item 1A Risk Factors” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2006. The risks included there, however, are not exhaustive. Other sections of this report and our Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risk and uncertainties, investors should not place reliance on forward-looking statements as a prediction of actual results.

Overview

We recorded net income of $0.3 million and $25.3 million for the three and nine months ended September 30, 2007 compared to $7.8 million and $20.1 million, respectively, for the same periods in 2006.

Significant events for Ventana in the nine months ended September 30, 2007 included:

•

On September 4, 2007, the Company acquired all outstanding common stock of Spring for an aggregate purchase price of $40.6 million, of which $11.7 million is being held by a third party escrow company pending the achievement of certain product development milestones over the next two years. In addition to the purchase price, the Company paid acquisition-related costs, including professional fees, that amounted to $0.3 million.

•

Roche has maintained its unsolicited cash tender offer for all outstanding shares of our common stock for $75.00 per share or an aggregate of approximately $3.0 billion. Roche has extended its offer until November 1, 2007.

Our Board of Directors publicly announced its recommendation that our stockholders reject the Roche offer and not tender their shares to Roche for purchase on July 11, 2007.

•

As of September 30, 2007, in conjunction with this unsolicited tender offer, we have incurred approximately $7.6 million of expenses, which have been recorded as special charges in our Statement of Operations.

•

In August 2007, we reached an agreement with Vision Ltd. to resolve the litigation related to our U.S. Patents Nos. 5,355,439 and 6,352,861. Under the terms of the confidential settlement agreement, we agreed to receive an initial cash payment from Vision Ltd. and an ongoing royalty arrangement through March 2010. Royalties are based on U.S. revenues derived from Vision’s Bond instruments and related reagents. In return, we granted Vision Ltd. a non-exclusive license and agreed to forego further litigation over the patents.

•

In August 2007, a jury found the Company liable for patent-related damages amounting to $10.7 million in connection with our infringement of Cytologix’s U.S. Patent Nos. 6,180,061 and 6,183,693, which had been previously adjudicated by a jury in December 2003. The infringement related to our BENCHMARK and DISCOVERY instruments, which are no longer manufactured. The final judgment in the matter was in the amount of $14.7 million, which included damages and pre-judgment interest and has been recorded as an accrued liability at September 30, 2007.

•

On January 5, 2007, pursuant to a tender offer, we sold to Danaher Corporation 22.2 million shares of common stock held in Vision Ltd. The entire purchase price of $64.3 million received by us was paid in cash and resulted in a $16.8 million gain. In addition to this payment on January 5, 2007, we received a $2.4 million break fee, net of related external advisory and other expenses. We recorded a $19.2 million pre-tax profit from this transaction in other income or $12.3 million in net income ($0.34 per diluted share) during the first quarter 2007.

•

We repurchased 1.4 million shares of our common stock for $57.6 million, excluding 9,586 shares of our common stock which were tendered by existing stockholders in association with employee stock option exercises, during the nine months ended September 30, 2007.

Results of Operations

Total Net Sales

Net sales for the three and nine months ended September 30, 2007 increased 28% and 23% compared to the same periods in 2006 to $75.7 million and $211.9 million from $59.0 million and $172.1 million, respectively. These increases were primarily due to a 29% and 25% increase in reagents and other sales for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Reagent and other sales growth was primarily due to a 10% year-over-year improvement in the average reagent annuity stream per installed instrument to $31,800 from $28,800 in 2006, which was driven by the fact that our BENCHMARK XT/LT series of instruments has a significantly higher annuity than our older systems. Net sales of instruments for the three and nine months ended September 30, 2007 increased 24% and 11% compared to the same periods in 2006. Instrument placements have a direct impact on our reagent sales due to an associated annuity stream per installed instrument.

By geographic segment, total sales increased in the three and nine month periods of 2007 compared to 2006 across both geographic segments: 27% and 23% in North America ($54.3 million and $151.8 million compared to $42.6 million and $123.9 million, respectively) and 31% and 25% internationally ($21.4 million and $60.2 million compared to $16.3 million and $48.2 million, respectively) due to the reasons mentioned above.

Gross Profit

Gross profit for the three and nine months ended September 30, 2007 increased to $57.0 million and $159.9 million, respectively, from $45.2 million and $131.1 million for the same periods in 2006. The Company's gross profit margin for the three and nine months ended September 30, 2007 was 75.3% and 75.4%, respectively, compared to 76.6% and 76.2% for the same periods in 2006. The decrease in gross profit margin is primarily due to the impact of certain non-repeating warranty costs in 2007 and the timing of manufacturing variances in 2006.

Research and Development

Research and development spending for the three and nine months ended September 30, 2007 increased to $10.8 million and $30.7 million, respectively, from $7.7 million and $23.5 million for the same periods in 2006. The increase is primarily attributable to our continued new platform development programs, including development of our UltraPlex and NexGen platforms, and our reagent chemistry application initiatives focused primarily on the histology market. Research and development as a percentage of sales was 14% for both the three and nine months ended September 30, 2007 compared to 13% and 14% for the same periods in 2006.

Selling, General and Administrative (SG&A)

SG&A expense for the three and nine months ended September 30, 2007 increased to $34.4 million and $96.7 million, respectively, from $25.8 million and $76.8 million for the same periods in 2006. The increase is primarily attributable to increased investments in our sales force and associated infrastructure and continued development of our marketing organization. We also continue to invest in further establishing and protecting our intellectual property position and defending our positions in litigation matters. SG&A expense as a percentage of sales was 45% and 46% for the three and nine months ended September 30, 2007, respectively, compared with 44% and 45% for the same periods in 2006. Absent the CytoLogix legal fees incurred during the quarter, SG&A expense as a percentage of sales was 40%.

Special Charges

Special charges for the three and nine months ended September 30, 2007 were $12.5 million and $13.6 million, respectively. We incurred charges of $6.5 million and $7.6 million for the three and nine months ended September 30, 2007 in connection with the unsolicited tender offer by Roche. We expect to incur additional charges related to this matter throughout the remainder of 2007.

A jury found us liable for patent-related damages amounting to $10.7 million, which resulted from the infringement by our BENCHMARK and DISCOVERY instruments of two U.S. patents held by Cytologix, Inc. The Court entered final judgment in the amount of $14.7 million, which included the patent damages and $4.0 million for pre-judgment interest. We had previously recorded an estimate of $5.0 million in damages in 2005; thus we recorded an additional $9.7 million for the three and nine months ended September 30, 2007. We also reached a confidential settlement agreement with Vision Ltd. to settle a litigation dispute relating to two of the Company’s patents. In exchange for granting a non-exclusive license to use our ‘861 patent and our agreement to forego further litigation over the patents, we received an upfront cash payment and ongoing royalties from Vision Ltd. We will receive royalties based on U.S. revenues derived from Vision’s sale of Bond instruments and related reagents through March 2010. We recorded a gain of $4.7 million in connection with the settlement, which is netted against our special charges, less $0.2 million used to offset legal fees incurred during the third quarter on the Vision litigation matter.

We also recorded a $1.0 million in-process research and development charge related to the Spring acquisition during the current period. This amount was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (FIN 4) as there were no alternative future uses for the asset. Management determined the value assigned to this asset through various methods, including assistance from a third party valuation firm, in valuing the Spring business. As of the valuation date, there were two projects that were considered to be in process. The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products and deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. The above analysis resulted in $1.0 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain. As of September 30, 2007, none of the in-process research and development projects had been completed or postponed and the two projects continue to be in-process. We expect the in-process projects to be completed in 2008.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2007 was $0.7 million and $1.9 million, respectively, compared with $0.6 million and $1.8 million for the same periods in 2006. The increase is primarily attributable to the amortization expense of intangible assets acquired in the Spring acquisition. Estimated amortization expense for intangible assets as of September 30, 2007 for each of the five succeeding fiscal years, absent any further additions, is as follows: $0.9 million for the remainder of 2007; $3.2 million in 2008; $2.7 million in 2009; $2.0 million in 2010; and $1.8 million in 2011.

Interest and Other Income

Interest and other income for the three months ended September 30, 2007 was $0.8 million compared to $0.6 million for the same period in 2006. Interest and other income for the nine months ended September 30, 2007 increased to $21.1 million from $2.1 million for the same period in 2006 primarily due to the $16.8 million gain realized on the sale of shares of common stock held in Vision Ltd. and a related $2.4 million break fee, net of related external advisory and other expenses associated with the Company’s agreement to purchase Vision Ltd., which was terminated by Vision Ltd.

Provision for Income Taxes

Income tax expense increased to $12.9 million, or 34% of pretax income, for the nine months ended September 30, 2007, from $11.1 million, or 36% of pretax income, in the same period of the prior year. The decreased effective tax rate in 2007 is primarily attributable to the phasing in of the United States research tax credit during December 2006, which had expired and was not available during the nine months ended September 30, 2006.

We adopted FIN 48 on January 1, 2007, and recognized a cumulative-effect adjustment of $1.3 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings.

The amount of unrecognized tax benefit after the FIN 48 adjustment was $9.9 million excluding accrued interest and penalties. If recognized, the effective tax rate would be affected by the $9.9 million unrecognized tax benefit amount and interest and penalties. There has been no significant change in the unrecognized tax benefits for the nine months ending September 30, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, we have an accrual of $0.5 million and $0.8 million for the potential payment of interest and penalties, respectively. Interest and penalties recorded during the nine months ended September 30, 2007 was $0.4 million.

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

On September 24, 2007, we received notice that the Internal Revenue Service will examine the tax year ended December 31, 2005.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based on our consolidated financial statements that are prepared based on certain critical accounting policies and require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

As of the filing of this report, there have been no material changes to any of the critical accounting policies, with the exception of the adoption of FIN 48, described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $29.8 million at September 30, 2007. We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from our operations. Net cash provided by operating activities was $62.1 million and $29.0 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by operating activities exceeded net income in 2007 primarily due to the effect of depreciation and amortization expenses and changes in other liabilities.

We use cash in our investing activities primarily to fund investments in property and equipment and to purchase investments. Net cash used in investing activities was $35.7 million for both the nine months ended September 30, 2007 and 2006, respectively. In the first nine months of fiscal 2007 we used cash in the amount of $40.9 million for our acquisition of Spring (including $0.3 million in related expenses). We also used cash of $32.8 million for investments in property and equipment, including the construction of additional office space in Tucson, Arizona. Net cash used during the nine months ended September 30, 2007 was partially offset by proceeds from the sale of our investments, including our disposition of 22.2 million shares of common stock held in Vision Ltd. The disposition of Vision Ltd. shares, which occurred in January 2007, resulted in gross proceeds of $64.3 million. A portion of the proceeds was re-invested in short-term investments and used to fund the purchases of common stock for treasury. At September 30, 2007, we had $13.0 million in short-term investments that primarily consisted of corporate debt securities. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We classify these investments as available-for-sale.

Net cash used in financing activities for the nine months ended September 30, 2007 was $29.6 million, which includes the use of $57.6 million for stock repurchases, offset by proceeds from the sale of common stock in connection with the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2006 was $5.2 million. The $5.2 million consisted primarily of proceeds from the exercise of stock options and excess tax benefits associated with these exercises, offset by $13.4 million in stock repurchases.

We anticipate signing a credit facility with a bank in the fourth quarter of 2007. We believe that our cash flow from operations together with our current cash reserves and potential credit facility will be sufficient to fund our projected capital requirements through 2007. In the event that additional capital is required, we will first access our short-term investments. In the event that additional capital is required, we may seek to raise such capital through further credit facilities, public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ROCHE HOLDINGS INC. AND ROCKET ACQUISITION CORP. v. GLEESON ET AL., No. 3062-VCL (Del. Ch.). On June 29, 2007, Roche Holdings Inc. (Roche) and Rocket Acquisition Corp. (Rocket) filed a complaint in the Court of Chancery for the State of Delaware against Ventana and certain of its officers and directors (collectively, the Ventana Defendants). The complaint alleges that the Ventana Defendants breached their fiduciary duties to the stockholders of the Company in connection with Roche’s unsolicited hostile tender offer. Specifically, this action seeks declaratory and injunctive relief compelling the Company to redeem rights issued pursuant to its Shareholder Rights Plan and exempt the tender offer from the Delaware business combination statute. The action also seeks to bar the Ventana Defendants from adopting any measure that has the effect of impeding, thwarting, frustrating, or interfering with the tender offer or the related contemplated second-step merger. The parties have stipulated that plaintiffs will amend their complaint by October 26, 2007, and Defendants will answer or otherwise plead by November 16, 2007.

ROCKET ACQUISITION CORP. v. VENTANA, ET AL., No. 07-01278 (D. Ariz.). On June 29, 2007, Rocket filed a complaint in the U.S. District Court in Arizona against Ventana and the Arizona Attorney General alleging that sections 10-2721 through 10-2727 and section 10-2741 through 10-2743 of the Arizona Revised Statutes are unconstitutional insofar as they seek to regulate tender offers for corporations incorporated under the laws of states other than Arizona. Rocket sought a declaratory judgment in addition to injunctive relief with respect to those sections of the Arizona Revised Statutes. A hearing on Rocket’s motion for a preliminary injunction was held on August 21, 2007, and the Court granted Rocket’s motion. Rocket and Ventana later stipulated to the entry of a permanent injunction, after which the Court entered a consent judgment barring the Company from taking any action to invoke, apply or enforce the above provisions of the Arizona Revised Statutes with respect to the outstanding tender offer.

THE STATE-BOSTON RETIREMENT SYSTEM v. THOMAS D. BROWN, ET AL., No. 3178-VCL (Del. Ch.). On August 22, 2007, State-Boston Retirement System, purporting to represent a putative class consisting of Ventana’s public stockholders, filed suit in the Delaware Chancery Court against the Company and its directors in connection with their response to Roche’s June 25, 2007 tender offer. Specifically, State-Boston contends that Ventana’s directors breached their fiduciary duties to the company’s shareholders by taking defensive measures in response to Roche’s tender offer, by failing to negotiate with Roche, and by not giving adequate consideration to its offer. Plaintiff seeks, inter alia, an order requiring the Individual Defendants to evaluate value maximizing alternatives, injunctive relief preventing the Individual Defendants from taking actions designed to frustrate the Roche offer or any potential transaction that would maximize shareholder value, an accounting for damages, and an award of plaintiff’s attorneys’ fees and interest. The parties have stipulated that plaintiff will amend its complaint by October 26, 2007, and Defendants will answer or otherwise plead by November 16, 2007.

GENEVA BLAZEK v. VENTANA MEDICAL SYSTEMS, INC., ET AL., No. 20074849 (Ariz. Superior Ct.). On August 24, 2007, Blazek, purporting to represent a putative class consisting of Ventana’s public stockholders, filed suit in the Pima County Arizona Superior Court against Ventana and its directors. Blazek’s allegations are virtually identical to those made by The State-Boston Retirement System in the Delaware Chancery Court. Specifically, Blazek alleges that Ventana’s directors have breached, and continue to breach, their fiduciary duties to the Company’s stockholders by not giving adequate consideration to Roche’s tender offer and refusing to negotiate with Roche. Plaintiff seeks, inter alia, an order that Defendants must undertake a comprehensive review of alternatives to maximize value for shareholders, injunctive relief barring Defendants from employing any unreasonable defensive mechanisms, an accounting for damages, and an award of plaintiff’s attorneys’ fees and costs. On October 5, 2007, Defendants filed a motion to stay the action in light of the similar Roche Holdings and State-Boston Retirement System cases described above, or, in the alternative, to dismiss the complaint for failure to state a claim. Plaintiff’s response is due October 29, 2007, and oral argument is scheduled for November 19, 2007.

CYTOLOGIX v. VENTANA, was served in April 2004, in the U.S. District Court, District of Delaware alleging infringement of U.S. Patent No. 6,541,261 B1. In July 2004, the case was transferred to the Federal District Court in Boston, Civil Action No. 04-11783 (RWZ). Cytologix alleges the manufacture, use, and sale of our BENCHMARK XT slide staining system infringes the ‘261 patent. In December 2005, Cytologix moved to file an Amended Complaint adding allegations of infringement of U.S. Patent No. 6,783,733. The Court allowed the motion in February 2006. Cytologix instrument patents, including the ‘261, ‘733, ‘061, 693 and the recently issued U.S. Patent No. 7,217,392, cover slide heaters on a moving platform. Cytologix has asked for an injunction, unspecified damages, and enhanced damages for willful infringement. Cytologix filed a Motion for Summary Judgment of Infringement of the ‘261 patent. In June 2006, the Court denied Cytologix’s motion. In July 2006, the Court denied Cytologix Motion for Reconsideration of the Court’s June 2006 decision. On October 17, 2007, the Court granted the Company’s motion to dismiss the case for lack of jurisdiction, ruling that Cytologix did not have standing as a result of the sale of its assets, including patents, to DakoCytomation A/S in 2002.

CYTOLOGIX v. VENTANA, Civil Action No. 00-12231 REK, was filed in October 2000 in the U.S. District Court, Eastern District of Massachusetts alleging that Ventana misappropriated Cytologix’s trade secrets related to individual slide heating and incorporated such secrets into our DISCOVERY and BENCHMARK instruments. Cytologix sought an assignment of Ventana’s patent applications relating to individual slide heating claiming the idea, multiple damages (unspecified amount), and an injunction against our further sales of DISCOVERY and BENCHMARK instruments. Cytologix later amended its complaint to add the related claims of attempted monopolization and monopolization under the Sherman Act, and various Lanham Act violations. This matter was consolidated with CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK (see below) for purposes of discovery and trial.

CYTOLOGIX v. VENTANA, Civil Action No. 01-10178 REK, was filed in January 2001 in the U.S. District Court, Eastern District of Massachusetts alleging that Ventana infringed Cytologix’s patent No. 6,180,061, titled “Moving Platform Slide Stainer with Heating Elements”, and CytoLogix later amended its Complaint to add U.S. Patent No. 6,183,693, issued in February 2001, titled “Random Access Slide Stainer with Independent Slide Heating Regulation”, both assigned to Cytologix. Cytologix sought treble damages for willful infringement, and an injunction against our further manufacture and sale of DISCOVERY and BENCHMARK instruments.

In December 2003, a jury found Ventana liable for infringement in the two patent cases (no willful infringement), but determined Ventana had not misappropriated any trade secrets. The Court entered a permanent injunction in April 2004, that prohibits Ventana from making and selling the DISCOVERY and BENCHMARK systems but does not prohibit their continued use by customers and does not prohibit Ventana from servicing the instruments or supplying reagents to customers. The federal appeals court in September 2005 upheld the infringement finding on most of the claims of the ‘061 and the ‘693 patents and remanded the case to District Court for further proceedings.

In July 2006, on a summary judgment motion brought by Ventana, the Court dismissed the state unfair competition and Lanham Act claims but not the Sherman Act claims of monopolization and attempted monopolization. A jury trial on the patent damages and Sherman Act antitrust claims was conducted in July-August 2007. In August 2007, the jury awarded patent damages of $10.7 million but determined that Ventana was not liable for the antitrust claims. In September 2007, a final judgment was entered by the Court, which included an award of pre-judgment interest in the sum of $4.0 million. On October 18, 2007, the Court denied all post-trial motions. The Company has recorded $14.7 million of expense related to this settlement, which is comprised of our initial estimate of $5.0 million plus an additional charge in the third quarter of 2007 in the amount of $9.7 million.

DIGENE CORPORATION v. VENTANA, Civil Action No. 01-752, was filed in November 2001, in the U.S. District Court, District of Delaware. This Complaint alleges we infringe two U.S. patents held by Digene, U.S. 4,849,331 and 4,849,332, by activities relating to our INFORM® HPV Family 16 and Family 6 probe products. In November 2002, Digene filed a motion to amend its Complaint to add numerous causes of action related to our September 2002 acquisition of Beckman Coulter’s (Beckman) HPV business and to add Beckman as a party. Digene seeks, among other remedies, an injunction against the sale of our INFORM HPV products, unspecified monetary damages, cancellation of the Beckman HPV acquisition, and related claims. Beckman and Ventana filed a motion to compel arbitration. In May 2004, the Court ordered arbitration to proceed as against Beckman, only, and stayed the proceedings pending in the District Court until the conclusion of the arbitration. In July 2006, the International Center for Dispute Resolution (ICDR) rendered a Final Award, ruling that Beckman had the right to assign both the Cross-License (CLA) and Sublicense (SLA) Agreements to Ventana; the transaction as a whole (i.e. the inclusion of the Letter Agreement in the Asset Purchase Agreement) violates the prohibition in the CLA against further sublicensing; and that the CLA prevents the sale of cell paste. Upon motion of Beckman and Digene, the Delaware District Court confirmed the award. In addition, the Court removed the stay and the action has resumed in the Court. In August 2006, Digene moved for a Preliminary Injunction against Ventana, which the Court denied in May. In June 2007, the Court granted Beckman’s motion to dismiss the case against it. A mediation of the case was conducted in September 2007, and did not resolve it. Trial is scheduled for December 2007.

VISION BIOSYSTEMS, LTD. v. VENTANA, Civil Action No. 03 CV 10391-GAO was filed in March 2003, in the U.S. District Court, Eastern District of Massachusetts. Ventana was served with a Summons and Complaint by Vision BioSystems, Ltd. (Vision) for a Declaratory Judgment seeking a declaration of no infringement and invalidity of U.S. Patent Nos. 5,355,439 and 6,352,861, both owned by us. In September 2004, the Judge denied Vision’s motion for Summary Judgment and ruled in favor of our cross-motion for Summary Judgment that Vision’s BOND system infringes claims 1 and 5 of the ‘861 patent. The Court also dismissed the ‘439 patent from the case. This matter was consolidated with VENTANA v. VISION BIOSYSTEMS, LTD, Civil Action No. 05-10614. In August 2007, the parties entered into a settlement agreement and a joint stipulation of dismissal with prejudice was filed, ending the litigation against Vision. Pursuant to the terms of the confidential settlement agreement, Vision paid the Company $4.9 million and agreed to pay an ongoing royalty on licensed products for the life of the ‘861 patent (which expires in March 2010), in exchange for a non-exclusive patent license and limited covenant not to sue.

VENTANA v. VISION BIOSYSTEMS, LTD., Civil Action No. 05-10614 GAO, was filed in March 2005, in the U.S. District Court, Eastern District of Massachusetts. This complaint alleges that Vision’s BOND™ OCR system infringes U.S. Patent No. 6,352,861. The suit seeks injunctive relief including a preliminary injunction against the continued making, using and selling of the instrument and unspecified damages. This matter was consolidated with VISION BIOSYSTEMS, LTD v. VENTANA, Civil Action No. 03 CV 10391-GAO for trial (see above). In August 2007, the parties entered into a settlement agreement and a joint stipulation of dismissal with prejudice was filed, as described above, ending the litigation against Vision

We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions and resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operation; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.

Item 1A.	Risk Factors

Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, we did not repurchase shares of our common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

In May 2006, our Board of Directors approved the repurchase of 2.0 million shares, bringing the total number of shares authorized for repurchase to 5.5 million, of which approximately 1.5 million shares may yet be repurchased.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description	Notes
3.1	Restated Certificate of Incorporation of Registrant	(1)

3.2	Bylaws of Registrant	(1)

10.11	Stock Purchase Agreement—Spring BioScience Corporation acquisition

10.12	Escrow Agreement—Spring BioScience Corporation acquisition

31.1	Rule 13a – 14(a)/15d – 14(a) of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Includes a management contract or compensation plan.
(1)	Incorporated by reference from our Registration Statement on Form S-l (Commission File No. 333-4461), declared effective by the Commission July 26, 1996.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventana Medical Systems, Inc.

Date: October 23, 2007	By:	/s/ LAWRENCE L. MEHREN
Lawrence L. Mehren Senior Vice President, Chief Financial Officer and Secretary